Form 10-Q
period 1995-03-31
GENUS INC
filed 1995-05-15
CIK 837913

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
[X]       Quarterly report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
For the quarterly period ended March 31, 1995 or

[ ]       Transition report pursuant to Section 13 or 15(d) of
                  the Securities Exchange  Act of 1934
For the transition period from ___ to ___

Commission file number 0-17139

                              GENUS, INC.
        (Exact name of registrant as specified in its charter)

                  California                      94-279080
         -------------------------------    -------------------
         (State or other jurisdiction of    (I.R.S. Employer
         incorporation or organization)     Identification No.)

         1139 Karlstad Drive, Sunnyvale, California    94089
        (Address of principal executive offices)    (Zip code)

                           (408) 747-7120
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

                           Not  Applicable
 -------------------------------------------------------------
(Former name, former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  ___X____     No ________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at May 10, 1995: 15,674,329

                          GENUS, INC.

                             Index

PART I.  FINANCIAL INFORMATION

                                                               Page No.
   Item 1.       Financial Statements
                 Consolidated Statements of Operations -
                   Three months ended March 31, 1995
                   and March 31, 1994                              3

                 Consolidated Balance Sheets -
                   March 31, 1995 and December 31, 1994            4

                 Consolidated Statements of Cash Flows -
                   Three months ended March 31, 1995
                   and March 31, 1994                              5

                 Notes to Consolidated Financial Statements       6-8

   Item 2.       Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                  9-10



PART II.         OTHER INFORMATION

   Item 6.       Exhibits and Reports on Form 8-K                 11

   Signatures                                                     12

   Index to Exhibits                                              13


                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GENUS, INC.
Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share data)

                                            Three Months Ended
                                                 March 31,
                                             1995       1994
Net sales                                   $22,526    $13,773
Costs and expenses:
   Cost of goods sold                        13,306      8,456
   Research and development                   2,976      1,999
   Selling, general & administrative          4,218      2,750
                                            -------    -------
     Income from operations                   2,026        568

Other income, net                                58        110
                                            -------    -------
     Income before provision for income
       taxes                                  2,084        678

Provision for income taxes                      146         26
                                            -------    -------
     Net income                             $ 1,938    $   652
                                            -------    -------
                                            -------    -------

Net income per share                        $  0.13    $  0.05
                                            -------    -------
                                            -------    -------

Shares used in per share calculation         14,579     12,942
                                            -------    -------
                                            -------    -------



The accompanying notes are an integral part of these financial statements.

GENUS, INC.
Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

                                         March 31,   December 31,
                                           1995          1994
ASSETS

Current assets:
   Cash and cash equivalents             $ 17,531      $ 10,188
   Accounts receivable
     (net of allowance for doubtful
     accounts of $250 in 1995 and
     1994)                                 21,953        15,169
   Inventories, net                        17,599        14,677
   Other current assets                       884           655
                                         --------      --------
        Total current assets               57,967        40,689

Property and equipment, net                11,696        11,492
Other assets, net                           2,902         2,816
                                         --------      --------
                                         $ 72,565      $ 54,997
                                         --------      --------
                                         --------      --------
LIABILITIES

Current liabilities:
   Short-term bank borrowings                -            3,800
   Accounts payable                         8,633         5,858
   Accrued expenses                         6,868         6,625
   Current portion of long-term debt        1,091         1,205
                                         --------      --------
        Total current liabilities          16,592        17,488
                                         --------      --------
Long-term debt, less current portion          662           523
                                         --------      --------

SHAREHOLDERS' EQUITY

Preferred stock, no par value:
   Authorized, 2,000,000 shares;
   Issued and outstanding, none
Common stock, no par value:
   Authorized, 20,000,000 shares;
   Issued and outstanding, 15,407,095
   shares (1995)and 12,813,028 shares
   (1994)                                  92,977        76,590
Accumulated deficit                       (37,666)      (39,604)
                                         --------      --------
         Total shareholders' equity        55,311        36,986
                                         --------      --------
                                         $ 72,565      $ 54,997
                                         --------      --------
                                         --------      --------



The accompanying notes are an integral part of these financial statements.

GENUS, INC
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

                                                  Three Months Ended
                                                       March 31,
                                                    1995       1994
Cash flows from operating activities:
    Net income                                    $ 1,938    $   652
    Adjustments to reconcile to net cash
     from operating activities:
        Depreciation and amortization                 934        643
        Changes in assets and liabilities:
          Accounts receivable                      (6,784)     3,043
          Inventories                              (2,922)       497
          Other current assets                       (229)       (89)
          Accounts payable                          2,775      1,407
          Accrued expenses                            243     (2,483)
          Other, net                                 (219)      (116)
                                                  -------    -------
     Net cash provided by (used in) operating
       activities                                  (4,264)     3,554
                                                  -------    -------
Cash flows from investing activities:
    Acquisition of property and equipment            (640)      (114)
                                                  -------    -------
      Net cash used in investing activities          (640)      (114)
                                                  -------    -------
Cash flows from financing activities:
    Net proceeds from issuance of common stock     16,387        123
    Payment of short-term bank borrowings          (3,800)    (2,100)
    Payments of long-term debt                       (340)      (225)
                                                  -------    -------
       Net cash provided by (used in) financing
         activities                                12,247     (2,202)
                                                  -------    -------

Increase in cash and cash equivalents               7,343      1,238
Cash and cash equivalents, beginning of period     10,188     10,423
                                                  -------    -------
Cash and cash equivalents, end of period          $17,531    $11,661
                                                  -------    -------
                                                  -------    -------



The accompanying notes are an integral part of these financial statements.

GENUS, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1995
(Amounts in thousands)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders which is incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the consolidated financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full year.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares of common stock outstanding during each period.

Statement of Cash Flows Information (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                              1995          1994
Supplemental Cash Flow Information:
     Cash paid during the period for:
              Interest                        $ 59          $ 46
              Income taxes                    $ 25          $ 48

     Non cash investing activities:
      Purchase of property and equipment
          under long-term debt obligations    $365          $114


Line of Credit

In May 1995, the Company renewed its working capital line of credit agreement with a bank that provides for maximum borrowings of $10 million, limited to 80% of eligible accounts receivable, which expires in May 1996. Borrowings under the line of credit, which are secured by substantially all of the assets of the

GENUS, INC.
Notes to Consolidated Financial Statements (Unaudited)(Continued)
(Amounts in thousands)

Company, bear interest at the bank's prime rate plus 0.75%. The line of credit agreement requires the Company to comply with certain financial covenants and restricts the payment of dividends. At March 31, 1995, the Company had no such borrowings outstanding under the line of credit.

The Company has a Term Loan Agreement with the same bank which provides $3 million to fund leasehold improvements to its current facility. At March 31, 1995, $0.7 million was outstanding under the Term Loan Agreement. The Term Loan Agreement requires the Company to comply with the same financial covenants and restrictions regarding the payment of dividends under the working capital line of credit agreement.

Inventories

Inventories comprise the following:

                                        March 31,    December 31,
                                          1995           1994
Raw materials and spare parts           $ 9,132        $ 8,156
Work in process                           8,114          6,118
Finished goods                              353            403
                                        -------        -------
                                        $17,599        $14,677
                                        -------        -------
                                        -------        -------

Property and Equipment

Property and equipment are stated at cost and comprise the following:

                                     March 31,   December 31,
                                       1995          1994
Building and improvements            $   248        $   248
Demonstration equipment               11,912         11,909
Equipment                              8,948          8,460
Furniture and fixtures                 1,955          1,952
Leasehold improvements                 5,712          5,653
                                     -------        -------
                                      28,775         28,222
Less accumulated depreciation
  and amortization                   (19,063)       (18,262)
                                     -------        -------
                                       9,712          9,960
Construction in process                1,984          1,532
                                     -------        -------
                                     $11,696        $11,492
                                     -------        -------
                                     -------        -------


GENUS, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)
(Amounts in thousands)

Accrued Expenses

Accrued expenses comprise the following:

                                          March 31,   December 31,
                                            1995          1994
System installation and warranty           $2,892        $2,394
Accrued payroll and related items           1,258           966
Accrued commissions and incentives          1,177         1,527
Customer advances and deferred revenue        416           502
Other                                       1,125         1,236
                                           ------        ------
                                          $6,868         $6,625
                                           ------        ------
                                           ------        ------


Sale of Common Stock

On February 17, 1995, the Company sold 2,539,018 shares of common stock through a private placement offering, which generated gross proceeds of approximately $17.5 million.

                                  GENUS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1995 were $22.5 million compared with net sales of $13.8 million in the same period of 1994, a 63 percent increase. The increase was primarily due to the introduction of the tungsten chemical vapor deposition (CVD) 7000 product line with higher average selling prices (ASP), higher unit sales of ion implantation systems and greater spares revenue. The Company's net sales results continue to benefit from strong market conditions in Korea.

Gross margin for the quarter ended March 31, 1995 was 41 percent compared to 39 percent for the same period in 1994. The improvement in gross margin was primarily due to higher ASP, higher unit sales volumes, greater absorption of manufacturing costs, and other gross margin improvement programs. The Company's gross margins have historically been affected by variations in ASP, changes in the mix of product sales, unit shipments levels, the level of foreign sales, and competitive pricing pressures.

During the first quarter of 1995, Research and Development (R&D) expenses as a percentage of net sales, were 13 percent compared to 15 percent in the same period of 1994. The change was primarily due to higher net sales volumes.
On an absolute dollar basis, R&D expenses during the first quarter of 1995 increased $1.0 million when compared with the same period in 1994. The increase was primarily due to higher development material cost and depreciation expense for new product development. The Company continually evaluates its R&D investment in view of evolving competitive and market conditions.

Selling, general and administrative expenses (S,G&A) were 19 percent of net sales during the first quarter of 1995 compared to 20 percent in the same period of 1994. The change was primarily due to higher sales volume. On an absolute dollar basis, S,G&A increased $1.5 million when compared with the same period in 1994. The change was primarily due to increased headcount and related payroll costs, higher sales commissions and increased depreciation expense.

During the first quarter of 1995, the Company earned the same amount in other income when compared with the same period in 1994. The effective tax rate for the first quarter of 1995 was 7 percent compared with the effective tax rate of 4 percent during the same period in 1994.

In recent quarters, the Company has recorded positive financial performance and consistently solid order rates. These results have been primarily due to strong market conditions for the Company's products in Korea, as a result of increased investments in DRAM manufacturing facilities in this region. The Company anticipates that these positive trends will continue in the near-term. However, due to the continued competitive market environment for the Company's products, the cyclical nature of the semiconductor equipment market and the Company's reliance on a limited number of customers for a significant portion of its orders, the Company remains cautiously optimistic about the future prospects for its business. The Company continues to make strategic investments for new product development and manufacturing improvements with a view to improve future performance by enhancing product offerings; however, such investment may adversely affect short-term operating performance. The Company is also continuing its efforts to implement productivity improvements for future operating performance. The Company believes that the future economic environment could continue to lengthen the order and sales cycles for its products, causing it to continue to simultaneously book and ship some orders during the same quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter ended March 31, 1995, the Company's cash and cash equivalents increased $7.3 million principally due to the net proceeds from the issuance of common stock of $16.4 million, offset by cash used in operating activities of $4.3 million, payment of short-term bank borrowings of $3.8 million and the purchase of property and equipment of $0.6 million. The negative change in cash from operating activities primarily resulted from an increase of $6.8 million in accounts receivable due to higher net sales, and the inability to collect shipments made late in the quarter, and an increase in inventories of $2.9 million as a result of inventory purchases received late in the quarter to support shipments early in the second quarter of 1995. The reduction in cash from operating activities was offset by the increase in accounts payable of $2.8 million as a result of higher inventory purchases and the cash management practices of the Company; depreciation and amortization of $0.9 million and net income of $1.9 million.

The Company's primary source of funds at March 31, 1995 consisted of $17.5 million in cash and cash equivalents, and funds available under a $10.0 million revolving line of credit. The line of credit is secured by substantially all of the assets of the Company and expires in May 1996. At March 31, 1995, the Company had no borrowings outstanding under the line of credit.

Capital expenditures during the first quarter of 1995 were $1.0 million and related primarily to acquisition of machinery and equipment for the Company's R&D and Applications Laboratories. The Company anticipates that it will continue to make capital expenditures during the remainder of 1995. These expenditures, primarily for the R&D and Applications Laboratories are anticipated to be funded through existing working capital or lease financing.

On February 17, 1995, the Company sold 2,539,018 shares of Common Stock through a private placement offering, which generated gross proceeds of approximately $17.5 million.

The Company believes that cash generated from operations, if any, proceeds from the private placement offering and existing credit facilities will be sufficient to satisfy its cash needs for the foreseeable future.

                                  GENUS, INC.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

        Exhibit 10.1 Common Stock Purchase Agreement dated as of February 8, 1995 between Registrant and ING Sivllupo Gestioni SpA

        Exhibit 10.2 Common Stock Purchase Agreement dated as of February 8, 1995 between Registrant and TR
                       Technology Investment Trust, PLC

        Exhibit 10.3 Common Stock Purchase Agreement dated as of February 8, 1995 between Registrant and Conseco Capital Management

        Exhibit 10.4 Common Stock Purchase Agreement dated as of February 8, 1995 between Registrant and Oberweis Emerging Growth Fund

        Exhibit 10.5 Common Stock Purchase Agreement dated as of February 8, 1995 between Registrant and San Paolo Fundi SpA

        Exhibit 10.6 Common Stock Purchase Agreement dated as of February 8, 1995 between Registrant and HTR Global Technology Fund

        Exhibit 10.7 Common Stock Purchase Agreement dated as of February 10, 1995 between Registrant and Bachow Investment Partners III,L.P., Paul S. Bachow Co-Investment Fund, L.P. and Paul S. Bachow

        Exhibit 11.1 - Computation of Net Income Per Share

(b)  Report on Form 8-K

       No report on Form 8-K was filed during the quarter ended March 31, 1995.

                                  GENUS, INC.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May 10, 1995                    GENUS, INC.

                                       William W.R. Elder
                                       _____________________
                                       William W.R. Elder
                                       Chairman and Chief Executive Officer



                                       Todd S. Myhre
                                       _____________________
                                       Todd S. Myhre,
                                       President and
                                       Chief Operating Officer
                                       Acting Chief Financial
                                       Officer

                                  GENUS, INC.

                               Index to Exhibits


Exhibit          Description                                           Page

  Exhibit 10.1 Common Stock Purchase Agreement dated as of February 8, 1995 between Registrant and
                 ING Sivllupo Gestioni SpA

  Exhibit 10.2 Common Stock Purchase Agreement dated as of February 8, 1995 between Registrant and
                 TR Technology Investment Trust, PLC

  Exhibit 10.3 Common Stock Purchase Agreement dated as of February 8, 1995 between Registrant and
                 Conseco Capital Management

  Exhibit 10.4 Common Stock Purchase Agreement dated as of February 8, 1995 between Registrant and
                 Oberweis Emerging Growth Fund

  Exhibit 10.5 Common Stock Purchase Agreement dated as of February 8, 1995 between Registrant and
                 San Paolo Fundi SpA

  Exhibit 10.6 Common Stock Purchase Agreement dated as of February 8, 1995 between Registrant and
                 HTR Global Technology Fund

  Exhibit 10.7 Common Stock Purchase Agreement dated as of February 10, 1995 between Registrant and
                 Bachow Investment Partners III,L.P.,
                 Paul S. Bachow Co-Investment Fund, L.P. and
                 Paul S. Bachow

  Exhibit 11.1   Computation of Net Income per Share
