Form 10-K/A
period 1994-12-31
GENUS INC
filed 1995-05-26
CIK 837913

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


/ / Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994, or


/X/   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

COMMISSION FILE NO.0-17139

                                   GENUS, INC.
              (Exact name of registrant as specified in its charter)

            CALIFORNIA                                        94-2790804
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)
                               1139 KARLSTAD DRIVE
                               Sunnyvale, CA  94089
                     (Address of principal executive offices)
       Registrant's telephone number, including area code: (408) 747-7120
                            -------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                       None

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                            Common Stock, no par value
                           Common Share Purchase Rights
                                 (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X     No
                                         ---       ---
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on March 29, 1995, in the over-the-counter market as reported by the Nasdaq National Market, was approximately $133,276,877 shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 29, 1995, Registrant had 15,400,483 shares of Common Stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference in Parts II, III and IV of this Form 10-K Report:
(1) Registrant's 1994 Annual Report to Shareholders - Items 5, 6, 7, 8 and 14;
    and
(2) Proxy Statement for Registrant's 1995 Annual Meeting of Shareholders - Items 10, 11, 12 and 13.

                                     PART I

ITEM 1.BUSINESS

GENERAL

      Genus, Inc. ("Genus" or "the Company") designs, manufactures, markets, and services high energy MeV (millions of electron volts) ion implantation and advanced thin-film deposition equipment used in the production of complex ultra-large scale integration ("ULSI") semiconductor devices. The Company was the first to market high energy MeV ion implantation and chemical vapor deposition ("CVD") tungsten silicide, which perform two critical steps in the manufacture of semiconductors.

      Genus' products are used as part of the process to create integrated circuits ("ICs") for the computer, aerospace, communications, medical, military, aeronautical, automotive, and consumer electronics industries. The Company's global customer base consists of semiconductor manufacturers in the United States, Japan, Europe and countries in the Pacific Rim including Korea and Taiwan.

PRODUCTS

      The primary products manufactured by Genus include one MeV ion implantation model and six CVD models. Each of these products is available with a variety of options and/or upgrades.

      MeV ION IMPLANTATION

      Ion implanters accelerate and drive electrically charged atoms (ions) into the surface of a silicon wafer to convert silicon into semiconductor material as part of the process of manufacturing integrated circuits. The market for ion implanters consists of three primary segments: high current, medium current and high energy (MeV). Currently, high and medium current ion implanters make up approximately 94 percent of the total ion implantation market. However, the Company believes that high energy ion implantation is the fastest growing segment due to its use in emerging advanced technology applications and low cost of ownership.

      CURRENT MeV ION IMPLANT PRODUCTS

      The Company's G1510 MeV ion implantation system was designed to meet low and medium dose requirements in the 40 keV (thousands of electron volts) to 3 MeV range. Introduced in September 1992, the 1510 is Genus' second generation MeV ion implanter and incorporates the basic design and field experience of its predecessor, the G1500, introduced in 1988. It is a fully automated, highly reliable implanter with strong beam purity at specified throughput of up to 180
- - 200mm wafers per hour. One of the key differentiating features is that, currently, the G1510 is the only commercially viable implanter capable of performing the full range of implants required for the Buried Implanted Layer for Lateral Isolation ("BILLI") structure, which Genus believes is critical to the future of MeV technology for advanced memory and logic applications.

      THIN FILM (CVD)

      To manufacture an IC, there are a series of steps during which layers of conductive and non-conductive materials are deposited onto the surface of wafers made of semiconducting material. Deposited thin films include those used for interconnect layers (conductors of electrical current) and those used for dielectrics (insulating or nonconductive layers). The interconnect or metal layer is deposited on the wafer surface to provide the electrical connection between the various circuit elements, while the dielectric layer is deposited on top of the interconnect layer to provide electrical insulation between conductive interconnect layers.

      CURRENT THIN FILM PRODUCTS

      Genus' CVD products are designed for the deposition of tungsten silicide or blanket tungsten to create multiple interconnect layers. The Company offers three basic hardware architectures. The first hardware architecture is the 7000 series, a single wafer, DCS tungsten silicide cluster tool. The Company other two basic hardware architectures are the 8700 Series and the 6000 Series, which deposit tungsten silicide and blanket tungsten films. This hardware, combined with the two types of film, comprises four basic product models.

      GENUS 7000 SYSTEM. To meet the advanced technology requirements of the 64M DRAM generation and beyond, in December 1994, the Company introduced the Genus 7000, a single wafer, open architecture cluster tool. The initial processes on this platform are silane and DCS tungsten silicide. The modular design of the 7000 provides customers with the flexibility of multiple process configurations while offering standard mechanical interfaces, statistical process control, diagnostics and industry standard interfaces for factory host computers. The 7000 uses a small volume, computer-modeled process chamber with specialized gas distribution which yields a high productivity process and low downtime for cleaning. This new system has been in beta site testing with Samsung since June 1994.

      GENUS 8700 SERIES. A second generation CVD tungsten silicide product, the 8700 Series incorporates six heated chucks in the batch chamber and six gas injection ports, which enable individual wafer process adjustment of gas flows and chuck temperature for superior wafer-to-wafer repeatability. The dual cassette load lock system provides continuous wafer loading and unloading capability, which results in high system throughput (wafers per hour). The system is also equipped with wafer clamping hardware which enables deposition of blanket tungsten films.

      The cold wall reaction chamber and robotic wafer handling system are designed to ensure highly reliable operation with a minimum of foreign material generation. Its through-the-wall mounted main frame design is ideally suited for use in Class 1 or above cleanrooms. All models of the 8700 can be configured to process from 100mm (4") to 200mm (8") wafers.

      GENUS 6000 SERIES.  Similar in design to the 8700 Series, the 6000
Series is a third-generation tool incorporating new designs to ensure reliability and ease of maintenance. It was designed to meet the factory automation needs of the industry. The 6000 Series consists of a closed architecture cluster system which incorporates the 8700-style six-chuck batch CVD chamber and up to two single wafer etch modules. The etch modules are used to etch back the blanket tungsten film in the wafer surface for complete tungsten plug processing. This system also offers dual cassette load lock architecture which enables continuous batch processing. A new robotic handling system allows mechanical set-up through computer-controlled recipes. The overall design features component upgrades which provide production-worthy processing of 100mm (4") to 200mm (8") wafers.

MARKETING, SALES AND SERVICE

      Genus sells and supports its ion implantation and CVD products through direct sales and customer support organizations in the U.S. and Western Europe and through five independent exclusive sales representatives and distributors in the U.S., Japan, Korea, Taiwan and Hong Kong. Yarbrough Southwest provides sales distribution in the southwestern region of the United States. Innotech Corporation, a value-added distributor, offers sales distribution and field service in Japan. The Korean and Taiwanese markets are served through the representative organizations of Aju-Exim and Spirox, respectively. Hong Kong, Singapore and the Peoples Republic of China are served by Katech International, LTD., based in Hong Kong. The Asia/Pacific organizations provide sales and service, as well as distribution assistance for spare parts.

    Genus distributes spare parts from several worldwide depots including:
Sunnyvale, California; Tokyo, Japan; Seoul, Korea; Hsin-Chu City, Taiwan; and Evry, France. To facilitate its marketing efforts, the Company has a clean room applications laboratory in Sunnyvale, California.

      Genus' products are sold primarily to domestic and foreign device manufacturers, including both "captive" (companies producing semiconductors principally for internal consumption) and "merchant" (companies producing semiconductors mainly for outside sales) manufacturers. Genus has sold, installed and supported equipment to almost every major semiconductor manufacturer in the world.

      The Company maintains sales, technical support and service personnel at its principal executive offices located in Sunnyvale, California, and in Newburyport, Massachusetts. Genus has also established several foreign subsidiaries to facilitate its sales and service activities abroad: Genus Europa SARL in Evry, France; Genus Europa Ltd. in Melbourn, Herts, England; Genus Europa GmbH in Stuttgart, Germany; and Genus Europa Srl. in Milan, Italy. These subsidiaries provide installation, field service, and maintenance, as well as additional technical support to assist Genus' customers in effectively utilizing the Company's products. Such services are also provided by the Company's distributors in Austin, Texas; Tokyo; Seoul; Taipei; and Hong Kong. The Company warrants its products against defects in material and workmanship for twelve months.

      Samsung, Innotech and SGS Thomson accounted for 33%, 19% and 14% of net sales in 1994. In 1993, Innotech, Samsung and SGS Thomson accounted for 26%, 23% and 14% of net sales. Innotech and IBM accounted for 32% and 16% of net sales in 1992. See Note 14 of Notes to Consolidated Financial Statements. Although export sales are subject to certain control restrictions, including approval by the Office of Export and Administration of the U.S. Department of Commerce, Genus has not experienced any significant difficulties related to such limitations.


      BACKLOG. The Company's backlog at December 31, 1994, was approximately $44.0 million, compared with approximately $18.9 million at December 31, 1993. The primary reason for the increase in backlog was due to increased sales to Korean customers, and, in particular, Samsung. The Company's backlog at March 31, 1995 was approximately $41.8 million. Genus includes in its backlog only those orders for which a customer purchase order has been received and a delivery date within twelve months has been specified. The Company's backlog at December 31, 1994 consisted of product shipments expected to be delivered during calendar year 1995. However, because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

      Constant technological change, fierce competition and a high rate of technical obsolescence are key characteristics of the semiconductor equipment industry. Genus' future prospects depend in part on the Company's ability to broaden its market acceptance by differentiating its products on the basis of production-worthiness, technical capability, productivity, particle control, and customer support. To maintain close relationships with its customers and remain responsive to their requirements, continued investment is needed for research and development. In 1992, 1993 and 1994, the Company's research and development expenditures were approximately $9.8 million, $7.8 million and $9.0 million, respectively.

      As part of its research and development program, the Company has established technical research relationships with the Interuniversity Microelectronics Centre at the University of Louven (Belgium), Sandia Labs, SEMATECH, Stanford University, and certain major semiconductor manufacturers to further enhance its products for advanced ULSI devices.

COMPETITION

      The Company believes that the principal competitive factors in the semiconductor equipment market are product performance, quality and reliability, wafer throughput, customer support, equipment automation and price.

      Genus competes with a number of companies which historically have had wider name recognition, broader product acceptance within the industry and substantially greater resources. In addition, the rapid rate of technological change in the industry creates opportunities for firms to enter this market and apply new technologies to meet its needs. Accordingly, the Company anticipates that it will face competition in the domestic as well as foreign marketplace from both well-established and new competitors.

    In the ion implantation marketplace, the Company's MeV ion implantation system competes with MeV systems marketed by other manufacturers. The Company believes that its high energy MeV system currently has certain technological advantages over competing MeV systems which allow it to attain deeper ion implantation. This is required in some processes used to manufacture low cost sub-micron, integrated circuits. Genus has new applications for MeV ion implantation technology which it believes will see widespread use in the future since they enable significant manufacturing cost reduction and improved integrated circuit performance. The Company faces direct competition from Eaton Corporation and Nissin Electric Company, Ltd. The presence of Eaton in the MeV market place has increased during 1994. There can be no assurance that competition in the Company's particular MeV product market will not intensify or that Genus' technical advantages may not be reduced or lost as a result of technical advances made by competitors or changes in semiconductor processing technology.

    In the CVD market, Genus competes with other producers of CVD systems, as well as alternative methods of deposition, such as sputtering, and thin films other than tungsten silicide. The Company faces direct competition in tungsten silicide from Applied Materials, Inc. and Tokyo Electron, Ltd. The impact of their presence in the CVD tungsten silicide market continued to increase during 1994. There can be no assurance that levels of competition in each of the Company's particular CVD product markets will not intensify or that Genus' technical advantages may not be reduced or lost as a result of technical advances made by competitors or changes in semiconductor processing technology.

MANUFACTURING AND SUPPLIERS

      Most of the components for the Company's CVD tungsten systems are produced in subassemblies by independent domestic suppliers according to the Company's design and procurement specifications. Many components of the Company's MeV ion implantation systems are also acquired as subassemblies from outside domestic vendors. The Company anticipates that the use of such subassemblies will continue to increase in order to achieve additional manufacturing efficiencies. The Company has or can obtain alternate sources of supply for the components and parts purchased from outside suppliers, including certain components used in its CVD tungsten and MeV ion implantation products which are presently available only from single sources. To date, the Company has been able to obtain adequate supplies of such components in a timely manner from existing sources. However, the inability to develop alternate sources or to obtain sufficient source components as required in the future, could result in delays of product shipments which could have a material adverse affect on the Company's operating results.

      The Company's thin film CVD operation is located in Sunnyvale, California, while its MeV ion implantation technology manufacturing operation is located in Newburyport, Massachusetts.

INTELLECTUAL PROPERTY

      The Company believes that because of the rapid technological change in the industry its future prospects will depend primarily upon the expertise and creative skills of its personnel in process technology, new product development, marketing, application engineering, and product engineering, rather than on patent protection. Nevertheless, the Company has a policy to actively pursue domestic and foreign patent protection to cover technology developed by the Company. The Company currently has 28 patents issued and has 9 patent applications pending in the U.S. and 10 patents in foreign countries. The Company's current patents include technology relating to cold wall CVD of tungsten silicide, CVD of blanket tungsten, ion beam formation, high energy ion acceleration, ion implant angle control, wafer cleaning, and wafer heating and handling in vacuum.

      In 1987, the Company's Ion Technology Division (formerly General Ionex) and Eaton Corporation entered into a cross-licensing agreement whereby each granted to the other licenses to use certain ion implantation related technologies.

EMPLOYEES

      As of December 31, 1994, the Company employed 264 people on a full-time basis. The Company believes that its relations with its employees are satisfactory. None of the employees are covered by a collective bargaining agreement.

ENVIRONMENTAL REGULATION

      Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases used in the manufacturing process. The Company believes that its activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of semiconductor operations. While the Company has not experienced any materially adverse effects on its operations from governmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company to adequately restrict the discharge of hazardous substances could subject it to future liabilities or could cause its manufacturing operations to be suspended.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 24th day of May, 1995.

                                               GENUS, INC.

                                                By:  William W.R. Elder
                                                    ---------------------------
                                                      William W. R. Elder
                                                      Chairman of the Board and
                                                      Chief Executive Officer


                               POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, William W. R. Elder and Todd S. Myhre, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Amendment, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                      TITLE                             DATE
     ---------                      -----                             ----

William W.R. Elder     Chairman, Chief Executive Officer           May 24, 1995
- --------------------   and Director (Principal Executive Officer)
William W. R. Elder

Todd S. Myhre          President, Chief Operating Officer,         May 24, 1995
- --------------------   Acting Chief Financial Officer,
Todd S. Myhre          Assistant Secretary and Director
                       (Principal Financial Officer)

Ernest P. Quinones     Corporate Controller, Chief Accounting      May 24, 1995
- --------------------   Officer and Treasurer
Ernest P. Quinones     (Principal Accounting Officer)

Mario M. Rosati        Director                                    May 24, 1995
- --------------------
Mario M. Rosati

Steve Fisher           Director                                    May 24, 1995
- --------------------
Steve Fisher