Form 10-Q/A
period 1995-03-31
GENUS INC
filed 1995-05-26
CIK 837913

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-Q/A
                            Amendment No. 1


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

                          GENUS, INC.


                             Index

PART I.  FINANCIAL INFORMATION

                                                               Page No.





   Item 2.       Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                   9





   Signatures                                                     12




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


The Company believes that cash generated from operations, if any, proceeds from the private placement offering and existing credit facilities will be sufficient to satisfy its cash needs during the next twelve months and for the foreseeable future.

                                  GENUS, INC.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 24, 1995                    GENUS, INC.

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