Form 10-Q
period 1995-06-30
GENUS INC
filed 1995-08-14
CIK 837913

                     	SECURITIES AND EXCHANGE COMMISSION
	                      Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended June 30, 1995 or

[  ]	Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
For the transition period from ___ to ___

Commission file number 0-17139

	                                    GENUS, INC.
                (Exact name of registrant as specified in its charter)

	California	                                          94-279080
________________________________________________________________________________
(State or other jurisdiction of                             (I.R.S. Employer
	incorporation or organization)	                    Identification No.)

	1139 Karlstad Drive, Sunnyvale, California                 94089
________________________________________________________________________________
	(Address of principal executive offices)              	(Zip code)

                            	   (408) 747-7120
________________________________________________________________________________
                    (Registrant's telephone number, including area code)

                              	    Not Applicable
_______________________________________________________________________________
              (Former name, former address and former fiscal year,
                     if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes  ___X___          No  ________
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common shares outstanding at August 9, 1995:	15,924,473
GENUS, INC.
Index

PART I.  FINANCIAL INFORMATION				                             Page No.
 	Item 1.	Financial Statements
		Consolidated Statements of Operations -
			Three and six months ended
			June 30, 1995 and 1994	                                         3

		Consolidated Balance Sheets -
			June 30, 1995 and December 31, 1994	                         4

		Consolidated Statements of Cash Flows -
			Six months ended June 30, 1995 and 1994	                         5

		Notes to Consolidated Financial Statements	                         6-7

	Item 2.	Management's Discussion and Analysis
			of Financial Condition and Results
			of Operations	                                                 8-9



PART II.	OTHER INFORMATION


	Item 4.	Submission of Matters to a Vote of  Security Holders                     10

	Item 6.	Exhibits and Reports on Form 8-K	                                 10


	Signatures			                                                 11

	Index to exhibits		                                                 12

















PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


GENUS, INC.
Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share data)

                                        Three Months Ended    Six Months Ended
                               	             June 30, 	           June 30,
                                         1995         1994   1995	 1994


Net sales                                $25,057    $14,966 $47,583    	$28,739

Costs and expenses:
   Cost of goods sold	                  14,889      8,949  28,195      17,405
   Research and development	           2,858      2,425   5,834       4,424
   Selling, general & administrative       4,934      2,960   9,152       5,710
                                           _____      _____   _____       _____
      Income from operations               2,376        632   4,402       1,200

Other income, net                            140        475     198         585
                                           _____      _____   _____       _____
      Income before provision
          for income taxes                 2,516      1,107   4,600       1,785

Provision for income taxes                   176         56     322          82
                                           _____      _____   _____       _____
      Net income                          $2,340     $1,051  $4,278      $1,703
                                           =====      =====   =====       =====

Net income per share                       $0.14      $0.08   $0.28       $0.13
                                           =====      =====   =====       =====

Shares used in per share calculation      16,458     12,915  15,521      12,918
                                          ======     ======  ======      ======





The accompanying notes are an integral part of these financial statements.

GENUS, INC.
Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

                                              June 30,        December 31,
                                                1995              1994
ASSETS
Current assets:
   Cash and cash equivalents                  $25,424           $10,188
   Accounts receivable (net of allowance
      for doubtful accounts of $250 in
      1995 and 1994)                           14,416            15,169
   Inventories, net	                       21,184            14,677
   Other current assets                           606               655
                                               ______            ______
        Total current assets                   61,630            40,689

Property and equipment, net                    13,393            11,492
Other assets, net                               2,948             2,816
                                               ______            ______
                                              $77,971           $54,997
                                              =======           =======

LIABILITIES

Current liabilities:
   Short-term bank borrowings                    -                3,800
   Accounts payable                             8,410             5,858
   Accrued expenses                             9,301             6,625
   Current portion of long-term debt              906             1,205
                                                ______           ______
        Total current liabilities               18,617           17,488
                                                ______           ______
Long-term debt, less current portion               631              523
                                                ______           ______

SHAREHOLDERS' EQUITY

Preferred stock, no par value:
   Authorized, 2,000,000 shares;
   Issued and outstanding, none
Common stock, no par value:
   Authorized, 20,000,000 shares;
   Issued and outstanding, 15,884,154 shares
     at June 30, 1995 and 12,813,028 shares
     at December 31, 1994                       94,049            76,590
Accumulated deficit                            (35,326)          (39,604)
                                               ________           _______
         Total shareholders' equity             58,723             36,986
                                               ________           _______
                                               $77,971            $54,997
                                               ========           =======

The accompanying notes are an integral part of these financial  statements.
                                    4

GENUS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

                                                 	   Six months Ended
	                                                        June 30,
                                                          1995  	   1994

Cash flows from operating activities:
	Net income                                       $4,278           $1,703
	Adjustments to reconcile to net cash
 from operating activities:
		Depreciation and amortization             1,879            1,235
		Gain on sale of property and equipment      -               (461)
		Changes in assets and liabilities:
			Accounts receivable                 753           (1,823)
			Inventories                      (6,507)          (3,334)
			Other current assets                 49               74
			Accounts payable	          2,552            3,966
			Accrued expenses                  2,676           (1,526)
			Other, net                         (419)            (174)
                                                          ______           ______
			   Net cash provided by (used in)
          operating activities	                          5,261             (340)
                                                          ______           ______

Cash flows from investing activities:
	Acquisition of property and equipment            (3,011)            (773)
	Proceeds from disposition of property
        and equipment	                                     -               544
                                                          ______           ______
		 cash used in investing activities       (3,011)            (229)
                                                         ______            ______
Cash flows from financing activities:
	Net proceeds from issuance of common stock       17,459              403
	Payment of short-term bank borrowings            (3,800)            (461)
	Payments of long-term debt                         (673)             700
                                                         _______            _____
 Net cash provided by financing activities               12,986              642
                                                         _______            _____

Increase in cash and cash equivalents                    15,236               73
Cash and cash equivalents, beginning of period           10,188           10,423
                                                         ______           ______
Cash and cash equivalents, end of period                $25,424          $10,496
                                                         ======           ======


The accompanying notes are an integral part of these financial statements.

GENUS, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1995
(Amounts in thousands)

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

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full year.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares of common stock outstanding during each period.

Statement of Cash Flows Information

                                          		   Six Months Ended
                                                         June 30,   December 31,
		                                           1995	        1994
Supplemental Cash Flow Information:

	Cash paid during the period for:
		Interest                             	   $163           $92
		Income taxes	                           $136	          $86

	Non cash investing activities:
		Purchase of property and equipment under
		  long-term debt obligations               $480	         $114

Line of Credit

In May 1994, the Company renewed its revolving line of credit agreement with a bank that provides for maximum borrowings of $10 million and expires in May 1996. The borrowing base under the line of credit is limited to 80% of eligible accounts receivable. Borrowings under the line of credit, which are secured by substantially all of the assets of the Company, bear interest at the bank's prime rate plus 0.75%. The agreement requires the Company to comply with certain financial covenants and restricts the the payment of dividends. At June 30, 1995, the Company had no borrowings outstanding under the line of credit.

The Company has a Term Loan Agreement with the same bank which provides
$3 million to fund leasehold improvements to its facility. At June 30, 1995, $461,000 under the Term Loan Agreement was outstanding. This agreement requires the Company to comply with the same covenants and restrictions as those under the line of credit.

GENUS, INC.
Notes to Consolidated Financial Statements (Unaudited) (continued) (Amounts in thousands)

Inventories
Inventories comprise the following:
                                                      June 30,    December 31,
                                                    	1995         1994

Raw materials and parts                                $9,781       $8,156
Work in process                                         7,539        6,118
Finished goods                                          3,864          403
                                                        _____        _____
                                                      $21,184      $14,677
                                                       ======       ======

Property and Equipment
Property and equipment are stated at cost and comprise the following:

                                                      June 30, 	December 31,
                                                       1995         1994

Building and improvements                                $273         $248
Demonstration equipment                                12,678       11,909
Equipment                                              10,013        8,460
Furniture and fixtures                                  1,956        1,952
Leasehold improvements                                  5,939        5,653
                                                       ______       ______
                                                       30,859       28,222
Less accumulated depreciation and amortization        (19,854)     (18,262)
                                                       ______       ______
                                                       11,005	     9,960
Construction in progress	                        2,388	     1,532
                                                       ______        _____
                                                      $13,393	   $11,492
                                                       ======       ======

Accrued Expenses
Accrued expenses comprise the following:

                                                      June 30,     December 31,
                                                        1995         1994

System installation and warranty                       $3,094       $2,394
Accrued commissions and incentives                      1,826        1,527
Customer advances and deferred revenue                  1,809          502
Accrued payroll and related items                       1,193          966
Other                                                   1,379        1,236
                                                        _____        _____
                                                       $9,301	      $6,625
                                                        =====        =====

Sale of Common Stock

On February 17, 1995, the Company sold 2,539,018 shares of common stock through a private placement offering, which generated gross proceeds of approximately $17.5 million.

GENUS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the three and six months ended June 30, 1995 were $25.1 million and $47.6 million, respectively, compared to net sales of $15.0 million and $28.7 million, respectively, for the corresponding periods in 1994. On a percentage basis, net sales for the three and six months ended June 30, 1995 increased 67 percent and 66 percent respectively, when compared to the same periods in 1994. The increase during the three and six months ended
June 30, 1995 was due primarily to the introduction of the tunsten chemical vapor deposition (CVD) 7000 product line with higher average selling prices
(ASP) and higher unit sales of ion implantation systems. The improvements in net sales during these periods were achieved as a result of continued strong market conditions in Korea.

Gross margin for the quarter and six months ended June 30, 1995 was 41 percent compared to 40 percent and 39 percent, respectively, for the same periods in 1994. The improvements were due primarily to higher ASP on CVD system sales, improved production cycle times, greater absorption of manufacturing costs and other gross margin improvement programs. The Company's cost of goods sold and gross margins have historically been affected by variations in ASP, changes in the mix of product sales, unit shipments levels, the level of foreign sales and competitive pricing pressures.

As a percentage of sales, research and development (R&D) expenses for the three and six months ended June 30, 1995 were 11 percent and 12 percent of net sales, respectively, compared to 16 percent and 15 percent, respectively during the same periods in 1994. The percentage decrease for the quarter end and six month periods was due primarily to higher net sales volumes. On an absolute dollar basis, R&D expenses for the quarter and six months ended June 30, 1995 increased by $0.4 million and $1.4 million, respectively, when compaired to the same periods in 1994. The increases were primarily related to additional headcount and related payroll costs, higher material costs and depreciation expense for new product development. The Company continually evaluates its R&D investment in view of evolving competitive and market conditions.

Selling, general and administrative (S,G&A) expenses were 20 percent and 19 percent for the three and six months ended June 30, 1995, compared to 20 percent for the same periods in 1994. On an absolute dollar basis, S,G&A expenses for the three and six months ended June 30, 1995 increased $2.0 million and $3.4 million, respectively, when compared to the same periods in 1994. The dollar increases were primarily due to headcount additions and related payroll costs, higher sales commissions, and increased depreciation.

During the three months ended June 30, 1995, the Company had $0.1 million in other income, compared to $0.5 million in other income for the comparable period in 1994. For the six months ended June 30, 1995, the Company had other income of $0.2 million, compared to $0.6 million of other income for the same period in 1994. The change during these periods was primarily a result of the gain on the sale of property and equipment of approximately $0.5 million in the second quarter of 1994. The effective tax for the three and six months of 1995 was 7 percent compared to an effective tax rate of 5 percent in 1994.

The Company has continued to experience positive financial performance and solid order rates in recent quarters. These results have been primarily due to strong market conditions for the Company's products in Korea as a result of increased investments in DRAM manufacturing facilities in this region. However, due to the Company's reliance on a limited number of customers for a significant portion of its orders, the continued competitive market environment for the

Company's products and the historically cyclical nature of the semiconductor equipment market, the Company remains cautiously optimistic about the future prospects for its business. The Company continues to make strategic investments in new product development and manufacturing improvements with a view to improve future performance by enhancing product offerings; however, such investment may adversely affect short-term operating performance. The Company is also continuing its efforts to implement productivity improvements for future operating performance. The Company believes that the future economic environment could continue to lengthen the order and sales cycles for its products, causing it to continue to simultaneously book and ship some orders during the same quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1995, the Company's cash and cash equivalents increased $15.2 million principally due to the issuance of common stock of $17.5 million and cash generated from operating activities of $5.3 million; offset by the repayment of short-term bank borrowings of $3.8 million and the purchase of property and equipment of $3.0 million. The positive change in cash from operating activities primarily resulted from a decrease of $0.8 million in accounts receivable due to improved account collection activity; an increase in accounts payable of $2.6 million as a result of inventory pruchases made late in the quarter for early third quarter shipments and the cash management practices of the Company; an increase of $2.7 million in accrued expenses due to cash received in advance for a system order and increased warranty and commission accruals as a result of increased sales volumes; depreciation and amortization of $1.9 million and net income of $4.3 million; offset by an increase in inventories of $6.5 million as a result of inventory purchases received late in the quarter to support shipments early in the third quarter of 1995.

The Company's primary source of funds at June 30, 1995 consisted of $25.4 million in cash and cash equivalents, and funds available under a $10.0 million revolving line of credit. The line of credit is secured by substantially all of the assets of the Company and expires in May 1996. At June 30, 1995, the Company had no borrowings outstanding under the line of credit.

Capital expenditures during the first half of 1995 were $3.0 million and related primarily to acquisition of machinery and equipment for the Company's R&D and Applications Laboratories. The Company anticipates that it will continue to make capital expenditures during the remainder of 1995 and will be funded through existing working capital or lease financing.

On February 17, 1995, the Company sold 2,539,018 shares of Common Stock through a private placement offering, which generated net proceeds of approximately $16.4 million.

The Company believes that cash generated from operations, if any, proceeds from the private placement offering and existing credit facilities will be sufficient to satisfy its cash needs in the near term and for the foreseeable future.

GENUS, INC.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         	The Company's Annual Meeting of Shareholders was held on May 23, 1995 in Santa Clara, California.  Proxies for the meeting were solicited pursuant to Regulation 14A.  At the Company's Annual Meeting, the
          shareholders approved the following resolutions:

               		(1)	Amendment to the 1991 Incentive Stock Option Plan to
                     increase the number of shares reserved for issuance
                     thereunder by 500,000 shares.

                                     	    For:	9,490,076 shares
                                     	    Against:    2,110,300 shares
                                            Abstaining:   147,957 shares


               		(2)	Amendment to the 1989 Employee Stock Purchase Plan to
                     increase the number of shares reserved for issuance
                     thereunder by 250,000 shares.

                                  	    For:       11,253,719 shares
                                            Against:	  337,177 shares
                                     	    Abstaining:   157,437 shares

       	In addition, all management nominees for director were elected and the
	       re-appointment of Coopers & Lybrand as independent accountants was approved.


Item 6.  Exhibits and Reports on Form 8-K

        	(a)	Exhibits

                  			Exhibit 11.1 - Computation of Net Income per Share.

        	(b)	No Reports on Form 8-K were filed during the period from
             April 1, 1995 to June 30, 1995.

GENUS, INC.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  August 14, 1995                           	GENUS, INC.


                                                  William W.R. Elder
                                                  _________________________
                     	                          William W.R. Elder, Chairman
                                                  and Chief Executive Officer



                                                  Todd S. Myhre
                                                  _________________________
	                                          Todd S. Myhre
   	                                          President and
	                                          Chief Operating Officer

                                  GENUS, INC.

                               Index to Exhibits



     Exhibits                       Description	                  Page

	Exhibit 11.1	Computation of Net Income per Share	   13



GENUS, INC.                                                        Exhibit 11.1
Computation of Net Income Per Share (Unaudited)
(Amounts in thousands, except per share amounts)

                                        Three Months Ended    Six Months Ended
                         	                   June 30,             June 30,
                                        1995 	       1994     1995        1994

Average common shares outstanding      15,633       12,473   14,680      12,455

Computation of incremental outstanding shares
   Net effect of dilutive stock options
   based on treasury stock method         825          442      841         463
                                       ______       ______   ______      ______

                               	       16,458       12,915   15,521   	  12,918
                                       ======       ======   ======      ======

Net income                     	       $2,340       $1,051   $4,278      $1,703
                                       ======       ======   ======      ======

Net income per share (a)       	       $ 0.14       $ 0.08   $ 0.28      $ 0.13
                                       ======       ======   ======      ======


















Computation Notes:

(a)	     Presentation of fully diluted earnings per share for the three and six
         months ended	June 30, 1995 and 1994 is omitted because such amounts are
         materially the same as those presented above.