Form 10-Q
period 1995-09-30
GENUS INC
filed 1995-11-13
CIK 837913

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___

Commission file number 0-17139

                          GENUS, INC.
     (Exact name of registrant as specified in its charter)

    California                               94-279080
----------------------------------------------------------------
State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification No.)

1139 Karlstad Drive, Sunnyvale, California            94089
----------------------------------------------------------------
(Address of principal executive offices)            (Zip code)

                      (408) 747-7120
----------------------------------------------------------------
     (Registrant's telephone number, including area code)

                        Not Applicable
----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X__   No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at November 9, 1995:     16,013,253

                           GENUS, INC.
                              Index

PART I.  FINANCIAL INFORMATION                       Page No.
Item 1.   Financial Statements

          Consolidated Statements of Operations -
              Three and nine months ended
              September 30, 1995 and 1994                3

          Consolidated Balance Sheets -
              September 30, 1995 and
              December 31, 1994                          4

          Consolidated Statements of Cash Flows -
              Nine months ended
              September 30, 1995 and 1994                5

          Notes to Consolidated Financial Statements     6-7

Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                              8-9



PART II.      OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K          10


Signatures                                               11

Index to Exhibit                                         12

                                2

                PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


GENUS, INC.
Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share data)

                                      Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                        1995       1994       1995      1994
                                      -------    -------    ------   --------

Net sales                             $27,241    $18,246    $74,824   $46,985

Costs and expenses:
   Cost of goods sold                  16,743     11,276     44,938    28,681
   Research and development             3,204      2,649      9,038     7,073
   Selling, general & administrative    5,009      3,153     14,161     8,863
                                       ------     ------     ------    ------
      Income from operations            2,285      1,168      6,687     2,368

Other income, net                         254         24        452       609
                                       ------     ------     ------    ------
      Income before provision
          for income taxes              2,539      3,192      7,139     2,977

Provision for income taxes                178         60        500       142
                                       ------     ------     ------    ------
      Net income                      $ 2,361    $ 1,132    $ 6,639   $ 2,835
                                      =======    =======    =======   =======

Net income per share                  $   .14    $   .09    $   .42   $   .22
                                      =======    =======    =======   =======

Shares used in per share calculation   16,728     13,086     15,915    12,966
                                      =======    =======    =======   =======





The accompanying notes are an integral part of these financial statements.

GENUS, INC.
Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

                                        September 30,        December 31,
                                            1995                 1994
                                        -------------        ------------
ASSETS

Current assets:
   Cash and cash equivalents              $  18,426           $ 10,188
   Accounts receivable (net of allowance
     for doubtful accounts of $250 in
     1995 and 1994)                          22,882             15,169
   Inventories, net                          22,728             14,677
   Other current assets                         624                655
                                           --------           --------
        Total current assets                 64,660             40,689

Property and equipment, net                  14,826             11,492
Other assets, net                             3,041              2,816
                                          ---------           --------
                                          $  82,527           $ 54,997
                                          =========           ========


LIABILITIES

Current liabilities:
   Short-term bank borrowings                     -              3,800
   Accounts payable                           8,953              5,858
   Accrued expenses                          10,192              6,625
   Current portion of long-term debt            886              1,205
                                          ---------           --------
        Total current liabilities            20,031             17,488

Long-term debt, less current portion          1,089                523
                                          ---------           --------

SHAREHOLDERS' EQUITY

Preferred stock, no par value:
   Authorized, 2,000,000 shares;
   Issued and outstanding, none
Common stock, no par value:
   Authorized, 20,000,000 shares;
   Issued and outstanding, 16,010,534 shares
   at September 30, 1995 and 12,813,028
   shares at December 31, 1994               94,372              76,590
Accumulated deficit                         (32,965)            (39,604)
                                          ---------            --------
         Total shareholders' equity          61,407              36,986
                                          ---------            --------
                                          $  82,527           $  54,997
                                          =========           =========

The accompanying notes are an integral part of these financial statements.

GENUS, INC
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

                                                   Nine Months Ended
                                                     September 30,
                                                   1995         1994

Cash flows from operating activities:
   Net income                                    $ 6,639       $ 2,835
   Adjustments to reconcile to net cash
     from operating activities:
      Depreciation and amortization                2,951         1,875
      Gain on sale of property and equipment           -          (461)
      Changes in assets and liabilities:
        Accounts receivable                       (7,713)        4,045
        Inventories                               (8,051)       (3,450)
        Other current assets                          31          (214)
        Accounts payable                           3,095         2,176
        Accrued expenses                           3,567        (1,045)
        Other, net                                  (682)         (685)
                                                 --------      --------
         Net cash provided by (used in)
            operating activities                    (163)        5,076
                                                 --------      --------
Cash flows from investing activities:
   Acquisition of property and equipment          (4,566)       (1,182)
   Proceeds from disposition of property
    and equipment                                      -           595
                                                 --------      --------
         Net cash used in investing activities    (4,566)         (587)

Cash flows from financing activities:
   Proceeds from issuance of common stock         17,782           470
   Proceeds from short-term bank borrowings            -         2,800
   Payments of short-term bank borrowings         (3,800)       (4,900)
   Payments of long-term debt                     (1,015)         (708)
                                                 --------      --------
         Net cash provided by (used in)
           financing activities                   12,967        (2,338)
                                                 --------      --------

Increase in cash and cash equivalents              8,238         2,151
Cash and cash equivalents, beginning of period    10,188        10,423
                                                 --------      --------
Cash and cash equivalents, end of period        $ 18,426      $ 12,574
                                                 ========      ========


The accompanying notes are an integral part of these financial statements.

GENUS, INC.
Notes to Consolidated Financial Statements
September 30, 1995 (Unaudited)
(Amounts in thousands)

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

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent (when dilutive) shares of common stock outstanding during each period.

Statement of Cash Flows Information (unaudited)

                                               Nine Months Ended
                                                  September 30,
                                               1995          1994
Supplemental Cash Flow Information:
    Cash paid during the period for:
        Interest                             $   172        $  125
        Income taxes                             177           106

    Non cash investing activities:
        Purchase of property and equipment
          under long-term debt obligations   $ 1,263        $  114

Line of Credit

The Company has a revolving line of credit agreement with a bank that provides for maximum borrowings of $10.0 million and expires in May 1996. Borrowings under the line of credit, which are secured by substantially all of the assets of the Company, bear interest at the bank's prime rate. The agreement requires the Company to comply with certain financial covenants and restricts the payment of dividends. At September 30, 1995, the Company had no borrowings outstanding under the line of credit.

The Company has a Term Loan Agreement with the same bank which provides $3.0 million to fund leasehold improvements to its facility. At
September 30, 1995, $236,000 under the Term Loan Agreement was outstanding. This agreement requires the Company to comply with the same covenants and restrictions as those under the line of credit.

GENUS, INC.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands)

Inventories
Inventories comprise the following:
                                           September 30,        December 31,
                                               1995                 1994
                                           -----------          ----------
Raw materials and parts                     $  11,718           $  8,156
Work in process                                 9,636              6,118
Finished goods                                  1,374                403
                                            ---------           --------
                                            $  22,728           $ 14,677
                                            =========           ========

Property and Equipment
Property and equipment are stated at cost and comprise the following:

                                            September 30,        December 31,
                                                1995                 1994
                                            -----------          ----------
Building and improvements                    $     343           $    248
Demonstration equipment                         14,027             11,909
Equipment                                       10,366              8,460
Furniture and fixtures                           1,967              1,952
Leasehold improvements                           5,926              5,653
                                              --------            -------
                                                32,629             28,222
Less accumulated depreciation
    and amortization                           (20,757)           (18,262)
                                              --------            -------
                                                11,872              9,960
Construction in progress                         2,954              1,532
                                              --------            -------
                                             $  14,826           $ 11,492
                                              ========            =======

Accrued Expenses
Accrued expenses comprise the following:

                                            September 30,        December 31,
                                                1995                 1994
                                            -----------          ----------
System installation and warranty             $   3,463           $  2,394
Accrued commissions and incentives               2,478              1,527
Accrued payroll and related items                1,629                966
Customer advances and deferred revenue           1,115                502
Other                                            1,507              1,236
                                            -----------          ----------
                                             $  10,192           $  6,625

Sale of Common Stock

On February 17, 1995, the Company sold 2,539,018 shares of common stock through a private placement offering, which generated net proceeds of approximately $16.4 million.

GENUS, INC.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the three and nine months ended September 30, 1995 were $27.2 million and $74.8 million, respectively, compared to net sales of $18.2 million and $47.0 million, respectively, for the corresponding periods in 1994. On a percentage basis, net sales for the three and nine months ended September 30, 1995 increased 49 percent and 59 percent, respectively, when compared to the same periods in 1994. The increase in net sales during the quarter ended September 30, 1995 was due principally to increased sales of CVD systems with higher average selling prices (ASP), offset by lower unit sales of ion implantation systems. The increase during the nine months ended September 30, 1995 was due primarily to the introduction of the tungsten chemical vapor deposition (CVD) 7000 product line with higher ASP and higher unit sales of ion implantation systems. The improvements in net sales during these periods were achieved as a result of continued strong market conditions in Korea.

Gross margins for the three and nine months ended September 30, 1995 were 39 percent and 40 percent, respectively, compared to 38 percent and 39 percent, respectively, for the same periods in 1994. The improvements were due primarily to higher ASP on CVD system sales, improved production cycle times, greater absorption of manufacturing costs and other gross margin improvement programs, offset by $0.8 million of retrofit charges during the quarter for CVD 7000 systems sold during 1995. The Company's cost of goods sold and gross margins have historically been affected by variations in ASP, changes in the mix of product sales, product transitions, unit shipments levels, the level of foreign sales and competitive pricing pressures.

As a percentage of net sales, research and development (R&D) expenses for the three and nine months ended September 30, 1995 were 12 percent, compared to 15 percent during the same periods in 1994. The percentage decrease for the three and nine month periods was due primarily to higher net sales volumes. On an absolute dollar basis, R&D expenses for the three and nine months ended September 30, 1995 increased by $0.6 million and $2.0 million, respectively, when compared to the same periods in 1994. The increases were primarily related to additional headcount and related payroll costs, higher material costs and depreciation expense for new product development. The Company continually evaluates its R&D investment in view of evolving competitive and market conditions.

Selling, general and administrative (S,G&A) expenses were 18 percent and 19 percent, for the three and nine months ended September 30, 1995, respectively, compared to 17 percent and 19 percent for the same periods in 1994. On an absolute dollar basis, S,G&A expenses for the three and nine months ended September 30, 1995 increased $1.9 million and $5.3 million, respectively, when compared to the same periods in 1994. The percentage of net sales and absolute dollar increases were primarily due to headcount additions and related payroll costs, higher sales commissions and incentives, and increased depreciation expense.

During the three months ended September 30, 1995, the Company had $0.3 million in other income, compared to $24 thousand in other income for the comparable period in 1994. The increase in other income was due to interest income earned on higher cash balances outstanding during the third quarter of 1995 when compared to the same period in 1994. For the nine months ended September 30, 1995, the Company had other income of $0.5 million, compared to $0.6 million of other income for the same period in 1994. The negative change during this period was primarily a result of the gain on the sale of property and equipment of approximately $0.5 million in the second quarter of 1994. The effective tax rate for the three and nine months of 1995 was 7 percent compared to an effective tax rate of 5 percent for the same periods in 1994.

The Company has continued to experience positive financial performance in recent quarters. These results have been primarily due to strong market conditions for the Company's products in Korea, and one Korean customer in particular, as a result of increased investments in DRAM manufacturing facilities in this region. However, due to the softness in the Company's order rate during the third quarter of 1995, the Company's reliance on a limited number of customers for a significant portion of its orders, the continued competitive market environment for the Company's products and the historically cyclical nature of the semiconductor equipment market, the Company remains somewhat cautious about the short-term prospects for its business. The Company continues to make strategic investments in new product development and manufacturing improvements with a view to improve future performance by enhancing product offerings; however, such investment may adversely affect short-term operating performance. The Company is also continuing its efforts to implement productivity improvements for future operating performance. The Company believes that the future economic environment could continue to lengthen the order and sales cycles for its products, causing it to continue to simultaneously book and ship some orders during the same quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1995, the Company's cash and cash equivalents increased $8.2 million principally due to issuance of common stock of $17.8 million, offset by the repayment of short-term bank borrowings of $3.8 million, repayments of long-term debt of $1.0 million, and the purchase of property and equipment of $4.6 million. The $0.2 million decrease in cash from operating activities primarily resulted from an increase of $7.7 million in accounts receivable due to higher sales during the quarter and the inability to collect the receivable from shipments made late in the quarter, and an increase in inventories of $8.1 million as a result of inventory purchases received late in the quarter to support shipments in the fourth quarter of 1995. The decrease in cash from operations was primarily offset by an increase in accounts payable of $3.1 million as a result of inventory purchases made late in the quarter for fourth quarter shipments and the cash management practices of the Company, and an increase of $3.6 million in accrued expenses due to retrofit costs accrued on the CVD 7000 systems, increased warranty and commission accruals as a result of higher sales volumes, and increased accruals for profit sharing and incentives. In addition, the decrease in cash from operating activities was offset by depreciation and amortization of $3.0 million and net income of $6.6 million.

The Company's primary source of funds at September 30, 1995 consisted of $18.4 million in cash and cash equivalents, and funds available under a $10.0 million revolving line of credit. The line of credit is secured by substantially all of the assets of the Company and expires in May 1996. At September 30, 1995, the Company had no borrowings outstanding under the line of credit.

Capital expenditures during the first nine months of 1995 were $4.6 million and related primarily to acquisition of machinery and equipment for the Company's R&D and Applications Laboratories. The Company anticipates that it will continue to make capital expenditures during the remainder of 1995 and will be funded through existing working capital or lease financing.

On February 17, 1995, the Company sold 2,539,018 shares of Common Stock through a private placement offering, which generated net proceeds of approximately $16.4 million.

The Company believes that existing cash and cash equivalents, cash generated from operations, if any, and existing credit facilities will be sufficient to satisfy its cash needs in the near term and for the foreseeable future.

                            GENUS, INC.

                     PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit

            Exhibit 11.1 -  Computation of Net Income Per Share

(b)  Report on Form 8-K

            No report on Form 8-K was filed during the period
            July 1, 1995 to September 30, 1995.

                               GENUS, INC.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date  November 10, 1995                      GENUS, INC.




                                              William W.R. Elder
                                              ----------------------------
                                              William W.R. Elder, Chairman
                                              and Chief Executive Officer




                                               Kent L. Robertson
                                               ---------------------------
                                               Kent L. Robertson
                                               Executive Vice President,
                                               Chief Financial Officer

                               GENUS, INC.

                            Index to Exhibit



Exhibit                     Description                             Page
-------                     -----------                             ----

     Exhibit 11.1           Computation of Net Income per Share      13

                                                             Exhibit 11.1


GENUS, INC.
Computation of Net Income Per Share (Unaudited)
(Amounts in thousands, except per share amounts)

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                     1995       1994        1995        1994

Average common shares outstanding   15,950     12,594      15,095      12,493

Computation of incremental outstanding shares
   Net effect of dilutive stock options
   based on treasury stock method      778        492         820         473
                                    ------      -----      ------      ------
                                    16,728     13,086      15,915      12,966
                                    ======     ======      ======      ======

Net income                         $ 2,361     $1,132     $ 6,639     $ 2,835
                                    ======     ======      ======      ======

Net income per share (a)           $   .14     $  .09     $   .42     $   .22
                                   =======     ======     =======     =======



















Computation Notes:

(a) Presentation of fully diluted earnings per share for the three and nine months ended September 30, 1995 and 1994 is omitted because such amounts are materially the same as those presented above.


                               13
