Form 10-K
period 1995-12-31
GENUS INC
filed 1996-04-01
CIK 837913

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995, or

/ /   Transition  report  pursuant to  Section 13  or  15(d) of  the  Securities
Exchange Act of 1934

COMMISSION FILE NO. 0-17139
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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                          COMMON SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes X             No _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on March 28, 1996, in the over-the-counter market as reported by the Nasdaq National Market, was approximately $78,512,616. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 28, 1996, Registrant had 16,249,323 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference in Parts II, III and IV of this
Form 10-K Report:

(1) Registrant's 1995 Annual Report to Shareholders -- Items 5, 6, 7, 8 and 14; and

(2) Proxy Statement for Registrant's 1995 Annual Meeting of Shareholders -- Items 10, 11, 12 and 13.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS
GENERAL

    Genus, Inc. ("Genus" or "the Company") designs, manufactures and markets capital equipment and processes for advanced semiconductor manufacturing. The Company's products -- high energy MeV (millions of electron volts) ion implantation systems and chemical vapor deposition ("CVD") equipment are used worldwide to produce integrated circuits ("ICS") for the data processing, communications, medical, military, transportation and consumer electronics industries. Genus was the first to market high energy MeV ion implantation and the chemical vapor deposition of tungsten silicide, which perform two critical steps in the manufacture of semiconductors.

    The Company's global customer base consists of semiconductor manufacturers in the United States, Europe and Asia/Pacific including Japan, Korea and Taiwan.

PRODUCTS

    The primary products manufactured by Genus include two MeV ion implantation models and three CVD models. Each of these products is available with a variety of options and/or upgrades.

    MEV ION IMPLANTATION

    Ion implanters accelerate and drive electrically charged atoms (ions) into the surface of a silicon wafer to convert silicon into semiconductor material as part of the process of manufacturing integrated circuits. The market for ion implanters consists of three primary segments: high current, medium current and high energy (MeV). Currently, high and medium current ion implanters make up approximately 85 percent of the total ion implantation market. However, the Company believes that high energy ion implantation is the fastest growing segment due to its use in emerging advanced technology applications and low cost of ownership.

    CURRENT MEV ION IMPLANT PRODUCTS.

    TANDETRON-TM- 1520. In November 1995, Genus introduced the Tandetron-TM-1520, a third-generation MeV ion implanter which evolved from the Genus 1500 system, introduced in 1988, and the Genus 1510 system, introduced in 1992. Although specifically designed for high energy applications, the Tandetron implants with a wide range of energies from 10keV (thousands of electron volts) to 3 MeV. This broad range allows the system to effectively meet both medium current and high energy application requirements. Key differentiating features of the Tandetron are its small footprint, enhanced performance and low cost-of-ownership. The system also offers significant production throughput advantages for MeV applications including up to 50% higher throughput for single implants and up to 66% increased throughput for chained implants. Genus has a patent application pending on the Buried Implanted Layer for Lateral Isolation ("BILLI") structure. The Company believes that the BILLI technology may offer a significant competitive advantage for process simplification and epi replacement, especially in logic applications.

    GENUS 1510. The Company's G1510 MeV ion implantation system was designed to meet low and medium dose requirements in the 40 keV to 3 MeV range. Introduced in September 1992, the 1510 is Genus' second generation MeV ion implanter and incorporates the basic design and field experience of its predecessor, the G1500. It is a fully automated, highly reliable implanter with strong beam purity at specified throughput of up to 180 wafers per hour on 200mm wafers.

    Currently, the Tandetron 1520 and the Genus 1510 are the only commercially viable implanters capable of performing the full range of implants required for the BILLI structure, which Genus believes is critical to the future of MeV technology for advanced memory and logic applications.

    Ion  implant  customers  include:   Fujitsu,  LG,  Hitachi,  Hyundai,   IBM,
Mitsubishi, Samsung, SGS-Thomson, Sharp and Sony.

    THIN FILM (CVD)

    To manufacture an IC, there are a series of steps during which layers of conductive and non-conductive materials are deposited onto the surface of wafers made of semiconducting material. Deposited thin films include those used for interconnect layers (conductors of electrical current) and those used for dielectrics (insulating or nonconductive layers). The interconnect or metal layer is deposited on the wafer surface to provide the electrical connection between the various circuit elements, while the dielectric layer is deposited between the interconnect layers to provide electrical insulation between conductive interconnect layers.

    CURRENT THIN FILM PRODUCTS

    Genus' CVD products are designed for the deposition of tungsten silicide on gate interconnects to increase speed. The Company offers three basic hardware architectures. The most recent hardware architecture is the 7000 series, a single wafer, tungsten silicide cluster tool. The Company's two other hardware architectures, the 8700 Series and the 6000 Series, also deposit tungsten silicide.

    GENUS 7000 SYSTEM. To meet the advanced technology requirements of the 64M DRAM generation and beyond, in December 1994, the Company introduced the Genus 7000, a single wafer, open architecture cluster tool. The initial processes on this platform are silane and DCS (dichlorosilane) tungsten silicide. The modular design of the 7000 provides customers with the flexibility of multiple process configurations while offering standard mechanical interfaces, statistical process control, diagnostics and industry standard interfaces for factory host computers. The 7000 uses a small volume, computer-modeled process chamber with specialized gas distribution which yields a high productivity process and low downtime.

    GENUS 8700 SERIES. A batch CVD tungsten silicide product, the 8700 Series incorporates six heated chucks in the batch chamber and six gas injection ports, which enable individual wafer process adjustment of gas flows and chuck temperature for superior wafer-to-wafer repeatability. The dual cassette load lock system provides continuous wafer loading and unloading capability, which results in high system throughput (wafers per hour).

    The cold wall reaction chamber and robotic wafer handling system are designed to ensure highly reliable operation with a minimum of foreign material generation. The system's through-the-wall mounted main frame design is ideally suited for use in Class 1 or above cleanrooms. All models of the 8700 can be configured to process from 100mm (4") to 200mm (8") wafers.

    GENUS 6000 SERIES. Similar in design to the 8700 Series, the 6000 Series is a third-generation tool incorporating new designs to ensure reliability and ease of maintenance. It was designed to meet the factory automation needs of the industry. The 6000 Series consists of a closed architecture cluster system which incorporates the 8700-style six-chuck batch CVD chamber. This system also offers dual cassette load lock architecture which enables continuous batch processing. A new robotic handling system allows mechanical set-up through computer-controlled recipes. The overall design features component upgrades which provide production-worthy processing of 100mm (4") to 200mm (8") wafers.

    Genus' thin film customers include: AMD, Fujitsu, LG, Hitachi, Hyundai, IBM, Samsung, Sanyo, SGS-Thomson and Sharp.

MARKETING, SALES AND SERVICE

    Genus sells and supports its ion implantation and CVD products through direct sales and customer support organizations in the U.S., Western Europe and Korea and through six exclusive sales representatives and distributors in the U.S., Japan, Korea, Taiwan and Hong Kong. Yarbrough Southwest provides sales distribution in the southwestern region of the United States, and Semifore in the Northwest. Innotech Corporation, a value-added distributor, offers sales distribution and field service in Japan. Genus Korea, Ltd., established in January 1996, provides in-country field service and support. Sales in the Korean and Taiwanese markets are served by the representative organizations of Aju-Exim and Spirox, respectively. Hong Kong, Singapore and the Peoples Republic of China are served by Katech International, LTD., based in Hong Kong. The Asia/Pacific organizations provide sales and service, as well as distribution assistance for spare parts. Genus distributes spare parts from several worldwide depots including: Sunnyvale, California; Tokyo, Japan; Seoul, Korea; Hsin-Chu City, Taiwan; and Evry, France. To facilitate its marketing efforts, the Company has a clean room applications laboratory in Sunnyvale, California.

    Genus'  products  are  sold  primarily   to  domestic  and  foreign   device
manufacturers, including both foundries (companies producing semiconductors principally for other semiconductor manufacturers) and companies producing semiconductors mainly for outside sales. Genus has sold, installed and supported equipment to almost every major semiconductor manufacturer in the world.

    The Company maintains sales, technical support and service personnel at its principal executive offices located in Sunnyvale, California, and in Newburyport, Massachusetts. Genus has also established several foreign subsidiaries to facilitate its sales and service activities abroad: Genus Korea, Ltd. in Seoul Korea; Genus KK in Tokyo Japan; Genus Europa SARL in Evry, France; Genus Europa Ltd. in Melbourn, Herts, England; Genus Europa GmbH in Stuttgart, Germany; and Genus Europa Srl. in Milan, Italy. These subsidiaries provide installation, field service, and maintenance, as well as additional technical support to assist Genus' customers in effectively utilizing the Company's products. Such services are also provided by the Company's distributors in Tokyo, Seoul, Taipei and Hong Kong. The Company warrants its products against defects in material and workmanship for twelve months.

    In 1995, one customer accounted for 63% of the Company's net sales. Three customers accounted for 33%, 19% and 14% of net sales in 1994. In 1993, three customers accounted for 26%, 23% and 14% of net sales. See Note 14 of Notes to Consolidated Financial Statements. Although export sales are subject to certain control restrictions, including approval by the Office of Export and Administration of the U.S. Department of Commerce, Genus has not experienced any significant difficulties related to such limitations.

    BACKLOG. The Company's backlog at December 31, 1995, was approximately $45.0 million, compared with approximately $44.0 million at December 31, 1994. Genus includes in its backlog only those orders for which a customer purchase order has been received and a delivery date within twelve months has been specified. The Company's backlog at December 31, 1995 consisted of product shipments expected to be delivered during calendar year 1996. However, because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

    Constant technological change, fierce competition and a high rate of technical obsolescence are key characteristics of the semiconductor equipment industry. Genus' future prospects depend in part on the Company's ability to broaden its market acceptance by differentiating its products on the basis of production-worthiness, technical capability, productivity, particle control, and customer support. To maintain close relationships with its customers and remain responsive to their requirements, continued investment is needed for research and development. In 1993, 1994 and 1995, the Company's research and development expenditures were approximately $7.8 million, $9.0 million and $12.3 million, respectively.

    As part of its research and development program, the Company has established technical research relationships with certain major semiconductor manufacturers to further enhance its products for advanced ULSI devices.

COMPETITION

    The Company believes that the principal competitive factors in the semiconductor equipment market are product performance, quality and reliability, wafer throughput, customer support, equipment automation, price and relationships.

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

    In the ion implantation marketplace, the Company's MeV ion implantation system competes with one other MeV system. The Company believes that its high energy MeV system currently has certain technological advantages over the competing MeV system. Genus has new applications for MeV ion implantation technology which it believes will see widespread use in the future since they enable significant manufacturing cost reduction and improved integrated circuit performance. The Company faces direct competition from Eaton Corporation. The presence of Eaton in the MeV market place has continued to increase during 1995. There can be no assurance that competition in the Company's particular MeV product market will not intensify or that Genus' technical advantages may not be reduced or lost as a result of technical advances made by competitors or changes in semiconductor processing technology.

    In the CVD market, Genus competes with other producers of CVD systems, as well as alternative methods of deposition, such as sputtering, and thin films other than tungsten silicide. The Company faces direct competition in tungsten silicide from Applied Materials, Inc. and Tokyo Electron, Ltd. The impact of their presence in the CVD tungsten silicide market continued to increase during 1995. There can be no assurance that levels of competition in the Company's particular CVD product market will not intensify or that Genus' technical advantages may not be reduced or lost as a result of technical advances made by competitors or changes in semiconductor processing technology.

MANUFACTURING AND SUPPLIERS

    Most of the components for the Company's CVD tungsten silicide systems are produced in subassemblies by independent domestic suppliers according to the Company's design and procurement specifications. Many components of the Company's MeV ion implantation systems are also acquired as subassemblies from outside domestic vendors. The Company anticipates that the use of such subassemblies will continue to increase in order to achieve additional manufacturing efficiencies. The Company has alternate sources of supply for the components and parts purchased from outside suppliers, except for certain components used in its CVD tungsten and MeV ion implantation products which are presently available only from single sources. To date, the Company has been able to obtain adequate supplies of such components in a timely manner from existing sources. However, the inability to develop alternate sources or to obtain sufficient source components as required in the future, could result in delays of product shipments which could have a material adverse affect on the Company's operating results.

    The Company's thin film CVD operation is located in Sunnyvale, California, while its MeV ion implantation technology manufacturing operation is located in Newburyport, Massachusetts.

INTELLECTUAL PROPERTY

    The Company believes that because of the rapid technological change in the industry its future prospects will depend primarily upon the expertise and creative skills of its personnel in process technology, new product development, marketing, application engineering, and product engineering, rather than on patent protection. Nevertheless, the Company has a policy to actively pursue domestic and foreign patent protection to cover technology developed by the Company. The Company's current patents include technology relating to cold wall CVD of tungsten silicide, ion beam formation, high energy ion acceleration, ion implant angle control, wafer cleaning, and wafer heating and handling in vacuum.

    In 1987, the Company's Ion Technology Division (formerly General Ionex) and Eaton Corporation entered into a licensing agreement whereby the Company uses certain ion implantation related technology.

EMPLOYEES

    As of December 31, 1995, the Company employed 319 people on a full-time basis. The Company believes that its relations with its employees are satisfactory. None of the employees are covered by a collective bargaining agreement.

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

ITEM 2. PROPERTIES

    The Company's executive offices and thin film manufacturing and research and development operations are presently located in one building in Sunnyvale, California, totalling approximately 100,500 square feet. The California facilities are occupied under a lease expiring in October 2002, with a current annual rental expense of approximately $650,000. Genus' Ion Technology Division is located in Newburyport, Massachusetts. This facility, totalling approximately 25,000 square feet, is occupied by the Company under a month-to-month lease, with a current annual rental expense of approximately $175,000. In September 1995, the Company entered into an agreement to lease a new facility for the Ion Technology Division. The Division expects to move to the new facility by May
1996. This facility, totalling approximately 70,000 square feet, will be occupied under a lease expiring in May 2017, with an annual rental expense of approximately $805,000. The Company also leases sales and support offices in Seoul, South Korea; Tokyo, Japan; Melbourn, Herts, England; Evry, France; and Rockville Center, New York. The Company owns substantially all of the machinery and equipment used in its facilities. See Notes 3 and 8 of Notes to Consolidated Financial Statements. The Company believes that its existing facilities and capital equipment are adequate to meet its current requirements and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    The principal market in which the Company's common stock is traded and the related security holder matters are set forth under the caption "Common Stock Information" on page 28 of the Company's 1995 Annual Report to Shareholders. This information is incorporated herein by this reference thereto. The market value of the Company's common stock on March 28, 1996 was $5.75 per share.

ITEM 6.  SELECTED FINANCIAL DATA.

    Selected financial data of the Company for the years 1991 through 1995 is included under the caption "Selected Consolidated Financial Data" on page 10 of the Company's 1995 Annual Report to Shareholders. This information is incorporated herein by this reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 to 13 of the Company's 1995 Annual Report to Shareholders. This information is incorporated herein by this reference thereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements and related notes thereto, together with the Report of Independent Accountants and the selected quarterly financial data of the Company are presented on pages 14 to 27 of the Company's 1995 Annual Report to Shareholders. This information is incorporated herein by this reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.
                            ------------------------

    With the exception of the information incorporated by reference from the Company's 1995 Annual Report to Shareholders in Parts II and IV of this Form 10-K, the Company's 1995 Annual Report to Shareholders is not to be deemed filed as a part of this Report.
                            ------------------------

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A relating to the Registrant's 1996 Annual Meeting of Shareholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors and nominees for directors of the Company is incorporated by reference to the Company's Proxy Statement.

    The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages at March 28, 1996, are as follows:

                NAME                      AGE                                 POSITION
- ------------------------------------      ---      ---------------------------------------------------------------
William W. R. Elder.................          57   Chairman and Chief Executive Officer
Kent L. Robertson...................          54   Executive Vice President, Chief Financial Officer and Secretary
James M. Burns......................          49   Executive  Vice  President  and  General  Manager,  Thin  Films
                                                    Division
John E. Aldeborgh...................          39   Vice President and General Manager, Ion Division
William D. Cole.....................          41   Vice President, Sales
Kevin C. Conlon.....................          42   Vice President, Marketing
Thomas E. Seidel....................          60   Vice President, Chief Technical Officer
Ernest P. Quinones..................          36   Corporate Controller, Chief Accounting Officer, and Treasurer
Mario M. Rosati.....................          49   Assistant Secretary

    Except as set forth below, all of the executive officers have been associated with the Company in their present or other capacities for more than the past five years. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among executive officers of the Company.

    Mr. Elder, a founder of the Company, served as President and as a director of the Company from its organization in November 1981 through April 1990. In April 1990, he was named Chairman of the Board, President and Chief Executive Officer. Mr. Elder currently serves as Chairman of the Board and Chief Executive Officer of the Company.

    Mr. Robertson joined the Company in June 1995 as Executive Vice President, Chief Financial Officer and Secretary of the Company. From January 1994 to June 1995 and from February 1987 to March 1992, Mr. Robertson was Senior Vice President, Chief Financial Officer and Secretary of Pyramid Technology Corporation, a manufacturer of computer servers. From March 1992 to December 1993, he was associated with RasterOps Corporation, a manufacturer of truecolor photo realistic imaging systems, as Executive Vice President, Chief Financial Officer and Secretary. From September 1980 to January 1987 he served as Vice President, Chief Financial Officer and Secretary of Telco Systems Inc., a manufacturer of telecommunications equipment.

    Mr. Burns joined the Company in February 1995 as Executive Vice President and General Manager of the Company's Thin Films Division. From August 1992 to January 1995, Mr. Burns was with Hughes Network Systems, a manufacturer of advance commercial telecommunications, as Assistant Vice President, Operations. From December 1991 to July 1992, he was associated with Trimble Navigation, LTD, a manufacturer of navigational systems, as Director of Customer Satisfaction and Quality. From November 1990 to July 1991, Mr. Burns was Vice President of Operations with

Domestic Automation Company, a manufacturer of computerized metering and communication products. From May 1972 to October 1990, he served in various positions at Hewlett-Packard Company, a computer and instrumentation manufacturer, most recently as Group Manufacturing Manager, Peripherals Group.

    Mr. Aldeborgh joined the Company in June 1989 as Director of Operations of the Company's Ion Technology Division. Mr. Aldeborgh has served as Vice President and General Manager of this Division since January 1993. Prior to joining the Company, Mr. Aldeborgh was with LTX Corporation, a manufacturer of semiconductor test equipment, from May 1983 to May 1989, in various management positions, most recently as Director of Manufacturing for its Linear Manufacturing Division.

    Mr. Cole joined the Company in January 1993 as Vice President of Sales. From December 1984 to December 1992, he was associated with Teradyne, Inc., a semiconductor equipment manufacturer, in various sales positions, most recently as National Sales Manager.

    Mr. Conlon joined the Company in April 1992 as Vice President of Marketing. From February 1990 to April 1992, Mr. Conlon held marketing and operations management positions at Novellus Systems, Inc., a semiconductor equipment manufacturer, most recently as Director of Manufacturing. From April 1980 to February 1990, he served in various positions at Applied Materials, Inc., a semiconductor equipment manufacturer, most recently as Product Marketing Manager, Implant Division.

    Mr. Seidel joined the Company in January 1996, as Vice President and Chief Technical Officer. From July 1988 to January 1996, Mr. Seidel was associated with SEMATECH, a Semiconductor-Industry Consortium, in various senior management positions, most recently as Chief Technologist and Director of Strategic Technology. From March 1987 to July 1988, Mr. Seidel was associated with the University of California at Santa Barbara, as head of the Microelectronics department. From February 1985 to March 1987, Mr. Seidel was employed with J.C. Schumacher Co., a semiconductor equipment manufacturer, most recently as Senior Vice President of Technology. From June 1966 to February 1985, Mr. Seidel was
associated   with  AT&T  Bell  Laboratories   in  various  technical  management
positions.

    Mr. Quinones joined the Company in June 1989 as the Company's Director of Corporate Finance. From October 1991 through February 1995, he served as the
Company's Corporate and Thin Films Division Controller. Mr. Quinones was appointed Genus' Corporate Controller, Chief Accounting Officer and Treasurer in March 1995. Prior to joining the Company, Mr. Quinones was with Coopers & Lybrand L.L.P., a public accounting firm, from July 1982 to May 1989, in various audit positions, most recently as Audit Manager.

    Mr. Rosati has been Assistant Secretary and a director of the Company since the Company's inception in November 1981 to June 1995. From July 1995 to the present, Mr. Rosati has been the Company's Assistant Secretary. He is a member of Wilson, Sonsini, Goodrich & Rosati, P.C., general counsel to the Company.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as a part of this Report:

    1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Genus, Inc. and Report of Independent Accountants are incorporated by reference to pages 14 through 27 of the Registrant's 1995 Annual Report to
Shareholders:

    Consolidated Balance Sheets - December 31, 1995 and 1994

    Consolidated Statements of Operations - Years Ended December 31, 1995, 1994 and 1993

    Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1995, 1994 and 1993

    Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1994 and 1993

    Notes to Consolidated Financial Statements

    Report of Independent Accountants

    2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules of Genus, Inc. for the years ended December 31, 1995, 1994 and 1993 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Genus, Inc.

           SCHEDULE                                                      PAGE
           ---------------------------------------------------------     -----
           Report of Independent Accountants........................         S-1
II --      Valuation and Qualifying Accounts........................         S-2

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

    3.   EXHIBITS.   The Exhibits listed  on the accompanying  Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

    4. REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 28th day of March, 1996.

                                          GENUS, INC.

                                          By:       /s/ WILLIAM W. R. ELDER

                                             -----------------------------------
                                                     William W. R. Elder
                                                  CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, William W. R. Elder and Kent L. Robertson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         NAME                                        TITLE                         DATE
- ------------------------------------------------------  --------------------------------  -----------------------

               /s/ WILLIAM W. R. ELDER                  Chairman, Chief Executive
     -------------------------------------------         Officer and Director (Principal      March 28, 1996
                 William W. R. Elder                     Executive Officer)

                /s/ KENT L. ROBERTSON                   Executive Vice President, Chief
     -------------------------------------------         Financial Officer, Secretary         March 28, 1996
                  Kent L. Robertson                      (Principal Financial Officer)

                                                        Corporate Controller, Chief
                  ERNEST P. QUINONES                     Accounting Officer and
     -------------------------------------------         Treasurer (Principal Accounting      March 28, 1996
                  Ernest P. Quinones                     Officer)

                  STEPHEN F. FISHER
     -------------------------------------------        Director                              March 25, 1996
                  Stephen F. Fisher

                 G. FREDERICK FORSYTH
     -------------------------------------------        Director                              March 28, 1996
                 G. Frederick Forsyth

                    TODD S. MYHRE
     -------------------------------------------        Director                              March 28, 1996
                    Todd S. Myhre

                   MARIO M. ROSATI
     -------------------------------------------        Director                              March 28, 1996
                   Mario M. Rosati

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference in the registration statements of Genus, Inc. and subsidiaries on Form S-8 (File Nos. 33-28394 and 33-38657) of our reports dated January 26, 1996, on our audits of the consolidated financial statements and financial statement schedules of Genus, Inc. and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, which reports are included in this Annual Report on Form 10-K.

                                           Coopers & Lybrand L.L.P.

San Jose, California
March 27, 1996

                                  GENUS, INC.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1995
                               INDEX TO EXHIBITS

                                                                                                         SEQUENTIALLY
  EXHIBIT                                                                                                  NUMBERED
    NO.                                             DESCRIPTION                                              PAGE
- -----------  -----------------------------------------------------------------------------------------  ---------------

       3.1   Restated Articles of Incorporation of Registrant(2)......................................            --

       3.2   By-laws of Registrant, as amended (4)....................................................            --

       4.1   Common Shares Rights Agreement, dated as of April 27, 1990, between Registrant and Bank
              of America, N.T. and S.A., as Rights Agent(6)...........................................            --

      10.3   Lease dated December 6, 1985 for Registrant's facilities at 4 Mulliken Way, Newburyport,
              Massachusetts, and amendment and extension of lease dated March 17, 1987(1).............            --

      10.6   Lease dated June 15, 1988 for Registrant's facilities at 100 Merrick Road, West Building,
              Rockville Center, New York (1)..........................................................            --

      10.7   Assignment of Lease dated April 1986 for Registrant's facilities at Unit 11A Melbourn
              Science Park, Melbourn, Hertz, England(1)...............................................            --

      10.8   Registrant's 1981 Incentive Stock Option Plan, as amended (3)............................            --

     10.10   Registrant's 1989 Employee Stock Purchase Plan, as amended (7)...........................            --

     10.11   International Distributor Agreement dated November 23, 1987 between General Ionex
              Corporation and Innotech Corporation(1).................................................            --

     10.12   Distributor/Representative Agreement dated August 1, 1984 between Registrant and Aju Exim
              (formerly Spirox Holding Co./You One Co. Ltd.)(1).......................................            --

     10.15   Exclusive Sales and Service Representative Agreement dated October 1, 1989 between
              Registrant and AVBA Engineering Ltd(5)..................................................            --

     10.16   Exclusive Sales and Service Representative Agreement dated as of April 1, 1990 between
              Registrant and Indosale PVT Ltd(5)......................................................            --

     10.18   License Agreement dated November 23, 1987 between Registrant and Eaton Corporation(1)....            --

                                                                                                         SEQUENTIALLY
  EXHIBIT                                                                                                  NUMBERED
    NO.                                             DESCRIPTION                                              PAGE
- -----------  -----------------------------------------------------------------------------------------  ---------------

     10.21   EXCLUSIVE SALES AND SERVICE REPRESENTATIVE AGREEMENT DATED MAY 1, 1989 BETWEEN REGISTRANT
              AND SPIROX TAIWAN, LTD.(4)..............................................................            --

     10.22   LEASE DATED APRIL 7, 1992 BETWEEN REGISTRANT AND THE JOHN A. AND SUSAN R. SOBRATO 1979
              REVOCABLE TRUST FOR PROPERTY AT 1139 KARLSTAD DRIVE, SUNNYVALE, CALIFORNIA(8)...........            --

     10.24   TERM LOAN AGREEMENT DATED APRIL 17, 1992 BETWEEN THE REGISTRANT AND SILICON VALLEY
              BANK(8).................................................................................            --

     10.25   ASSET PURCHASE AGREEMENT, DATED MAY 28, 1992, BY AND BETWEEN THE REGISTRANT AND ADVANTAGE
              PRODUCTION TECHNOLOGY, INC.(9)..........................................................            --

     10.26   LICENSE AND DISTRIBUTION AGREEMENT, DATED SEPTEMBER 8, 1992, BETWEEN THE REGISTRANT AND
              SUMITOMO MUTUAL INDUSTRIES, LTD.(10).................................................. .            --

     10.28   MORTGAGE DATED FEBRUARY 1, 1993 WITH BAY BANK MIDDLESEX FOR REGISTRANT'S FACILITIES AT
              ONE MERRIMACK LANDING, UNIT 26, NEWBURYPORT, MASSACHUSETTS (11).........................            --

     10.29   REVOLVING LOAN AGREEMENT BETWEEN THE REGISTRANT AND SILICON VALLEY BANK DATED MAY 15,
              1994 (12)...............................................................................            --

     10.30   LEASE AGREEMENT DATED AS OF OCTOBER 1995 FOR REGISTRANT'S FACILITIES AT LOT 62 STANLEY
              TUCKER DRIVE, NEWBURYPORT, MASSACHUSETTS................................................            --

      11.1   COMPUTATION OF NET INCOME/LOSS PER SHARE.................................................            --

      13.1   ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1995 (TO BE DEEMED FILED
              ONLY TO THE EXTENT REQUIRED BY THE INSTRUCTIONS TO EXHIBITS FOR REPORTS ON FORM 10-K)...            --

      22.1   SUBSIDIARIES OF REGISTRANT(10)...........................................................            --

      23.1   CONSENT OF INDEPENDENT ACCOUNTANTS (INCLUDED ON PAGE 12).................................            --

      24.1   POWER OF ATTORNEY (INCLUDED ON PAGE 11)..................................................            --

      27.1   FINANCIAL DATA SCHEDULE

- ------------------------

(1) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-23861) filed August 18, 1988 and amended on September 21, 1988, October 5, 1988, November 3, 1988, November 10, 1988 and December 15, 1988, which Registration Statement became effective November 10, 1988.

(2) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

(3) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 filed January 17, 1991.

(4) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-28755) filed on May 17, 1989 and amended May 24, 1989, which Registration Statement became effective May 24, 1989.

(5) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

(6) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.

(7) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(8) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(9) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 8-K dated June 12, 1992.

(10) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 21, 1992.

(11) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(12) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.