Form 10-K/A
period 1995-12-31
GENUS INC
filed 1996-04-12
CIK 837913

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-K/A

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

                                           Coopers & Lybrand L.L.P.

San Jose, California
March 27, 1996

                                                                      SCHEDULE I

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders
Genus, Inc.

    Our report on the consolidated financial statements of Genus, Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 27 of the 1995 Annual Report to Shareholders of Genus, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of page 10 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                           Coopers & Lybrand L.L.P.

San Jose, California
January 26, 1996

                                                                     SCHEDULE II

                                  GENUS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                    COLUMN B     COLUMN C                 COLUMN E
                                                                   -----------  -----------              -----------
COLUMN A                                                           BALANCE AT   CHARGED TO    COLUMN D     BALANCE
- -----------------------------------------------------------------   BEGINNING    COSTS AND   ----------    AT END
DESCRIPTION                                                         OF PERIOD    EXPENSES    DEDUCTIONS   OF PERIOD
- -----------------------------------------------------------------  -----------  -----------  ----------  -----------
1995
Allowance for doubtful accounts..................................   $     250    $      --   $       --   $     250
Inventory reserves...............................................       2,665          995          389       3,271
Product warranty and installation accruals.......................       2,394        3,640        1,716       4,318
1994
Allowance for doubtful accounts..................................         250            0            0         250
Inventory reserves...............................................       3,250          947       (1,533)      2,665
Product warranty and installation accruals.......................       2,042        2,094       (1,742)      2,394
1993
Allowance for doubtful accounts..................................         270          475         (495)        250
Inventory reserves...............................................       4,766        1,419       (2,935)      3,250
Product warranty and installation accruals.......................       1,737        1,381       (1,076)      2,042

                                  GENUS, INC.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1995
                               INDEX TO EXHIBITS

                                                                                                         SEQUENTIALLY
  EXHIBIT                                                                                                  NUMBERED
    NO.                                             DESCRIPTION                                              PAGE
- -----------  -----------------------------------------------------------------------------------------  ---------------

       3.1   Restated Articles of Incorporation of Registrant (2).....................................            --

       3.2   By-laws of Registrant, as amended (4)....................................................            --

       4.1   Common Shares Rights Agreement, dated as of April 27, 1990, between Registrant and Bank
              of America, N.T. and S.A., as Rights Agent (6)..........................................            --

      10.3   Lease dated December 6, 1985 for Registrant's facilities at 4 Mulliken Way, Newburyport,
              Massachusetts, and amendment and extension of lease dated March 17, 1987 (1)............            --

      10.6   Lease dated June 15, 1988 for Registrant's facilities at 100 Merrick Road, West Building,
              Rockville Center, New York (1)..........................................................            --

      10.7   Assignment of Lease dated April 1986 for Registrant's facilities at Unit 11A Melbourn
              Science Park, Melbourn, Hertz, England (1)..............................................            --

      10.8   Registrant's 1981 Incentive Stock Option Plan, as amended (3)............................            --

     10.10   Registrant's 1989 Employee Stock Purchase Plan, as amended (7)...........................            --

     10.11   International Distributor Agreement dated November 23, 1987 between General Ionex
              Corporation and Innotech Corporation (1)................................................            --

     10.12   Distributor/Representative Agreement dated August 1, 1984 between Registrant and Aju Exim
              (formerly Spirox Holding Co./You One Co. Ltd.) (1)......................................            --

     10.15   Exclusive Sales and Service Representative Agreement dated October 1, 1989 between
              Registrant and AVBA Engineering Ltd (5).................................................            --

     10.16   Exclusive Sales and Service Representative Agreement dated as of April 1, 1990 between
              Registrant and Indosale PVT Ltd (5).....................................................            --

     10.18   License Agreement dated November 23, 1987 between Registrant and Eaton Corporation (1)...            --

                                                                                                         SEQUENTIALLY
  EXHIBIT                                                                                                  NUMBERED
    NO.                                             DESCRIPTION                                              PAGE
- -----------  -----------------------------------------------------------------------------------------  ---------------

     10.21   Exclusive Sales and Service Representative Agreement dated May 1, 1989 between Registrant
              and Spirox Taiwan, Ltd. (4).............................................................            --

     10.22   Lease dated April 7, 1992 between Registrant and The John A. and Susan R. Sobrato 1979
              Revocable Trust for property at 1139 Karlstad Drive, Sunnyvale, California (8)..........            --

     10.24   Term Loan Agreement dated April 17, 1992 between the Registrant and Silicon Valley Bank
              (8).....................................................................................            --

     10.25   Asset Purchase Agreement, dated May 28, 1992, by and between the Registrant and Advantage
              Production Technology, Inc. (9).........................................................            --

     10.26   License and Distribution Agreement, dated September 8, 1992, between the Registrant and
              Sumitomo Mutual Industries, Ltd. (10)................................................. .            --

     10.28   Mortgage dated February 1, 1993 with Bay Bank Middlesex for Registrant's facilities at
              One Merrimack Landing, Unit 26, Newburyport, Massachusetts (11).........................            --

     10.29   Revolving Loan Agreement between the Registrant and Silicon Valley Bank dated May 15,
              1994 (12)...............................................................................            --

     10.30   Lease Agreement dated as of October 1995 for Registrant's facilities at Lot 62 Stanley
              Tucker Drive, Newburyport, Massachusetts................................................            --

      11.1   Computation of Net Income/Loss Per Share.................................................            --

      13.1   Annual Report to Shareholders for the year ended December 31, 1995 (to be deemed filed
              only to the extent required by the instructions to exhibits for reports on Form 10-K)...            --

      22.1   Subsidiaries of Registrant (10)..........................................................            --

      23.1   Consent of Independent Accountants (included on page 12).................................            --

      24.1   Power of Attorney (included on page 11)..................................................            --

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