Form 10-Q
period 1996-03-31
GENUS INC
filed 1996-05-15
CIK 837913

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___

Commission file number 0-17139

                                 GENUS, INC.
            (Exact name of registrant as specified in its charter)

         California                            94-279080
 ---------------------------------------------------------------------------
         (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)        Identification No.)

         1139 Karlstad Drive, Sunnyvale, California   94089
 ---------------------------------------------------------------------------
         (Address of principal executive offices)     (Zip code)

                         (408) 747-7120
 --------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

                         Not Applicable
 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes ___X___    No _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at May 13, 1996: 16,249,389

GENUS, INC.
Index


PART I.  FINANCIAL INFORMATION                            Page No.

         Item 1. Financial Statements

            Consolidated Statements of Operations -
                 Three months ended March 31, 1996
                 and March 31, 1995                          3

            Consolidated Balance Sheets -
                 March 31, 1996 and December 31, 1995        4

            Consolidated Statements of Cash Flows -
                 Three months ended March 31, 1996
                 and March 31, 1995                          5

            Notes to Consolidated Financial Statements       6-7

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                               8-9



PART II. OTHER INFORMATION


         Item 6. Exhibits and Reports on Form 8-K            10

         Signatures                                          11

         Index to Exhibits                                   12

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements



GENUS, INC.
Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share data)

                                                  Three Months Ended
                                                       March 31,
                                                   1996         1995
Net sales                                         $26,360     $ 22,526
Costs and expenses:
   Cost of goods sold                              16,922       13,306
   Research and development                         3,970        2,976
   Selling, general & administrative                4,520        4,218
                                                  -------     --------
     Income from operations                           948        2,026
Other income, net                                      17           58
                                                  -------     --------
     Income before provision for income taxes         965        2,084


Provision for income taxes                            372          146
                                                  -------     --------
     Net income                                   $   593     $  1,938
                                                  =======     ========

Net income per share                               $ 0.04       $ 0.13
                                                  =======     ========

Shares used in per share calculation               16,540       14,579
                                                  =======     ========





The accompanying notes are an integral part of these financial statements.

GENUS, INC.
Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

                                                    March 31,     December 31,
                                                      1996            1995

ASSETS

Current assets:
   Cash and cash equivalents                         $15,259        $12,630
   Accounts receivable
    (net of allowance for doubtful
    accounts of $250 in 1996 and 1995)                23,180         26,796
   Inventories, net                                   24,517         24,437
   Other current assets                                  802            623
   Current deferred taxes                              4,427          4,427
                                                     -------        -------
        Total current assets                          68,185         68,913

Property and equipment, net                           15,153         14,627
Other assets, net                                      3,998          3,824
Noncurrent deferred taxes                              7,543          7,883
                                                     -------        -------
                                                     $94,879        $95,247
                                                     =======        =======


LIABILITIES

Current liabilities:
   Accounts payable                                    6,365          7,129
   Accrued expenses                                   10,524         11,042
   Current portion of long-term debt                     784            681
                                                     -------        -------
        Total current liabilities                     17,673         18,852

Long-term debt, less current portion                   1,031          1,034
                                                     -------        -------

SHAREHOLDERS' EQUITY

Preferred stock, no par value:
   Authorized, 2,000,000 shares;
   Issued and outstanding, none
Common stock, no par value:
   Authorized, 20,000,000 shares;
   Issued and outstanding, 16,250,811 shares at
     March 31, 1996 and 16,163,539 shares at
     December 31, 1995                                95,904         95,683
Accumulated deficit                                  (19,729)       (20,322)
                                                     -------        -------
         Total shareholders' equity                   76,175         75,361
                                                     -------        -------

                                                     $94,879        $95,247
                                                     =======        =======

                                   4

The accompanying notes are an integral part of these financial statements. GENUS, INC
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                          1996       1995

Cash flows from operating activities:
         Net income                                      $  593     $1,938
         Adjustments to reconcile to net cash
         from operating activities:
            Depreciation and amortization                 1,765        934
            Changes in assets and liabilities:
              Accounts receivable                         3,616     (6,784)
              Inventories                                   (80)    (2,922)
              Other current assets                         (179)      (229)
              Accounts payable                             (764)     2,775
              Accrued expenses                             (518)       243
              Other, net                                    138         44
                                                         ------     ------
                Net cash provided by (used in)
                 operating activities                     4,571     (4,001)
                                                         ======     ======
Cash flows from investing activities:
         Acquisition of property and equipment           (1,752)      (640)
         Capitalization of software development costs      (185)      (263)
                                                         ------     ------
           Net cash used in investing activities         (1,937)      (903)
                                                         ======     ======
Cash flows from financing activities:
         Proceeds from issuance of common stock             221     16,387
         Payment of short-term bank borrowings                -     (3,800)
         Payments of long-term debt                        (226)      (340)
                                                         ------     ------
           Net cash provided by (used in)
           financing activities                              (5)    12,247
                                                         ======     ======

Increase in cash                                          2,629      7,343
Cash and cash equivalents, beginning of period           12,630     10,188
                                                        -------    -------
Cash and cash equivalents, end of period                $15,259    $17,531
                                                        =======    =======






The accompanying notes are an integral part of these financial statements.

GENUS, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1996
(Amounts in thousands)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders which is incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Reclassification

Certain amounts in prior years' financial statements have been reclassified to conform to the current year's presentation. These reclassifications did not change previously reported results.


Statement of Cash Flows Information (Unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                      1996          1995
Supplemental Cash Flow Information:

Cash paid during the period for:
         Interest                                      $59           $59
         Income taxes                                  $41           $25

Noncash investing activities:
         Purchase of property and equipment under
           long-term debt obligations                 $326          $365

Line of Credit

The Company has a revolving line of credit agreement with a bank that provides for maximum borrowings of $10.0 million and expires in July 1996. Borrowings under the line of credit, which are secured by substantially all of the assets of the Company, bear interest at the bank's prime rate. The line of credit agreement requires the Company to comply with certain financial covenants and restricts the payment of dividends. At March 31, 1996, the Company had no borrowings outstanding under the line of credit

GENUS, INC.
Notes to Consolidated Financial Statements (Unaudited) (continued) (Amounts in thousands)



Inventories
Inventories comprise the following:

                                                 March 31,      December 31,
                                                     1996          1995
Raw materials and spare parts                      $13,608       $12,922
Work in process                                      8,698        10,048
Finished goods                                       2,211         1,467
                                                   -------       -------
                                                   $24,517       $24,437
                                                   =======       =======

Property and Equipment
Property and equipment are stated at cost and comprise the following:

                                                 March 31,      December 31,
                                                    1996           1995
Demonstration equipment                            $14,337       $12,877
Equipment                                           13,439        12,512
Furniture and fixtures                               1,962         1,960
Leasehold improvements                               6,239         6,366
                                                   -------       -------
                                                    35,977        33,715
Less accumulated depreciation and amortization     (21,307)      (19,944)
                                                   -------       -------
                                                    14,670        13,771
Construction in process                                483           856
                                                   -------       -------
                                                   $15,153       $14,627
                                                   =======       =======

Accrued Expenses
Accrued expenses comprise the following:

                                                  March 31,     December 31,
                                                     1996          1995
System installation and warranty                    $4,958        $4,318
Accrued commissions and incentives                   1,942         3,227
Accrued payroll and related items                    1,634         1,104
Other                                                1,990         2,393
                                                   -------       -------
                                                   $10,524       $11,042
                                                   =======       =======

GENUS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1996 were $26.4 million compared with net sales of $22.5 million in the same period of 1995, representing a 17 percent increase. This increase was primarily due to higher unit sales of ion implantation systems with higher average selling prices (ASP), and greater spares revenue. The Company's net sales results continue to benefit from strong market conditions in Korea.

Gross margin for the quarter ended March 31, 1996 was 36 percent compared to 41 percent for the same period in 1995. The decline in gross margin was primarily due to higher costs on the initial shipments of the Company's ion implantation
(MeV) 1520 systems, higher product costs on the Company's tungsten chemical vapor deposition (CVD) system shipments as a result of a change in product mix and higher service costs associated with the opening of Genus Korea, Ltd. The Company's gross margins have historically been affected by variations in ASP, changes in the mix of product sales, unit shipment levels, the level of foreign sales, and competitive pricing pressures.

During the first quarter of 1996, research and development (R&D) expenses as a percentage of net sales, were 15 percent compared to 13 percent in the same period of 1995. On an absolute dollar basis, R&D expenses during the first quarter of 1996 increased $1.0 million when compared with the same period in 1995. The increases in absolute dollars and as a percentage of sales were primarily due to increased headcount and associated payroll costs, higher product development material costs and depreciation expenses on engineering tools for new product development. The Company continually evaluates its R&D investment in view of evolving competitive and market conditions.

Selling, general and administrative expenses (S,G&A) were 17 percent of net sales during the first quarter of 1996 compared to 19 percent in the same period of 1995. The change was primarily due to higher sales volume. On an absolute dollar basis, S,G&A increased $0.3 million when compared with the same period in 1995. The change was primarily due to increased headcount and related payroll costs, higher sales commissions and increased depreciation expense.

During the first quarter of 1996, the Company earned $17 thousand in other income compared to $58 thousand for the same period in 1995. The decrease was principally due to lower interest income as a result of lower cash balances. The effective tax rate for the first quarter of 1996 was 38.5 percent compared with the effective tax rate of 7 percent during the same period in 1995. The significant increase was a result of the one-time recognition of deferred tax assets during the fourth quarter of 1995 in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes".

The Company has continued to experience positive financial performance in recent quarters. These results have been primarily due to strong market conditions for the Company's products in Korea, and one Korean customer in particular, as a result of investments in semiconductor manufacturing facilities in this region. However, due to the fluctuation in the Company's order rates in the last nine months, the Company's continued reliance on one customer for a significant portion of its orders, the continued competitive market environment for the Company's products and the historically cyclical nature of the semiconductor equipment market, the Company remains cautious about the short-term prospects for its business. The Company continues to make strategic investments in new product development and manufacturing improvements with a view to improving future performance by enhancing product offerings; however, such investment may adversely affect short-term operating performance. The Company is also continuing its efforts to implement productivity improvements for future operating performance. The Company believes that the future economic environment could continue to lengthen the order and sales cycles for its products, causing it to continue to simultaneously book and ship some orders during the same quarter.



LIQUIDITY AND CAPITAL RESOURCES

During the first quarter ended March 31, 1996, the Company's cash and cash equivalents increased $2.6 million principally due to cash provided by operating activities of $4.6 million, offset by the purchase of property and equipment of $1.8 million. The positive change in cash from operating activities primarily resulted from a decrease of $3.6 million in accounts receivable due to improved cash collections, depreciation and amortization of $1.8 million and net income of $0.6 million. The increase in cash from operating activities was offset by a decrease in accounts payable of $0.8 million as a result of lower inventory purchases and a $0.5 million decrease in accrued expenses related primarily to the payment of year ended 1995 incentives and profit sharing plans during the first quarter of 1996, offset by increased warranty accruals.

The Company's primary source of funds at March 31, 1996 consisted of $15.3 million in cash and cash equivalents, and funds available under a $10.0 million revolving line of credit. The line of credit is secured by substantially all of the assets of the Company and expires in July 1996. At March 31, 1996, the Company had no borrowings outstanding under the line of credit.

Capital expenditures during the first quarter of 1996 were $1.8 million and related primarily to acquisition of machinery and equipment for the Company's R&D and Applications Laboratories. In September 1995, the Company entered into an agreement to lease a new facility in Newburyport, Massachusetts for its Ion Technology Division. The Company estimates that it will expend approximately $3.0 million for leasehold improvements and equipment associated with the new facility. The Company intends to finance these expenditures through new or existing lease lines. Furthermore, the Company anticipates that it will continue to make additional capital expenditures during 1996 that will be funded through existing working capital or lease financing.

The Company believes that cash generated from operations, if any, and existing credit facilities will be sufficient to satisfy its cash needs for the foreseeable future.

GENUS, INC.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

        Exhibit 11.1 -     Computation of Net Income Per Share

(b)  Report on Form 8-K

        No report on Form 8-K was filed during the quarter ended March 31, 1996.

                               GENUS, INC.


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  May 10, 1996                     GENUS, INC.


                                        William W.R. Elder
                                        ------------------------------------
                                        William W.R. Elder
                                        Chairman and Chief Executive Officer


                                         Ernest P. Quinones
                                         -----------------------------------
                                         Ernest P. Quinones
                                         Acting Chief Financial Officer

GENUS, INC.

Index to Exhibits



Exhibit            Description                                        Page


  Exhibit 11.1     Computation of Net Income per Share                 13

Exhibit 11.1

GENUS, INC.
Computation of Net Income Per Share (a)
(Amounts in thousands, except per share amounts)

                                                      Quarter Ended
                                                         March 31,
                                                      1996      1995
Average common shares outstanding                   16,207    13,725

Computation of incremental outstanding shares
   Net effect of dilutive stock options
   based on treasury stock method                      333       854
                                                    ------    ------
                                                    16,540    14,579
                                                    ======    ======

Net income                                            $593    $1,938
                                                    ======    ======

Net income per share (a)                            $ 0.04    $ 0.13
                                                    ======    ======










Computation Notes:

(a) Presentation of fully diluted earnings per share for the three months ended March 31, 1996 and 1995 is omitted because such amounts are materially the same as those presented above.