Form 10-Q
period 1996-06-30
GENUS INC
filed 1996-08-14
CIK 837913

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___

Commission file number 0-17139

                                           GENUS, INC.
                       (Exact name of registrant as specified in its charter)

            California                                             94-279080
_______________________________________________________________________________
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

 1139 Karlstad Drive, Sunnyvale, California                           94089
_______________________________________________________________________________
 (Address of principal executive offices)                         (Zip code)

                                 (408) 747-7120
_______________________________________________________________________________
                (Registrant's telephone number, including area code)

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

                              Yes___X____  No_________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at August 9, 1996:       16,570,021

                               GENUS, INC.
                                  Index

PART I.  FINANCIAL INFORMATION                                    Page No.

         Item 1.        Financial Statements

            Consolidated Statements of Operations -
                 Three and six months ended
                 June 30, 1996 and 1995                              3

            Consolidated Balance Sheets -
                 June 30, 1996 and December 31, 1995                 4

            Consolidated Statements of Cash Flows -
                 Six months ended June 30, 1996 and 1995             5

            Notes to Consolidated Financial Statements             6-7

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                  8-13



PART II.          OTHER INFORMATION


         Item 4.   Submission of Matters to a Vote of
                        Security Holders                            14

         Item 6.   Exhibits and Reports on Form 8-K                 14


         Signatures                                                 15

         Index to exhibits                                          16


                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


GENUS, INC.
Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share data)

                                     Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                       1996        1995     1996        1995
Net sales                            $ 25,095    $25,057    $51,455   $ 47,583
Costs and expenses:
   Cost of goods sold                  15,919     14,889     32,841     28,195
   Research and development             3,613      2,858      7,583      5,834
   Selling, general & administrative    4,561      4,934      9,081      9,152
                                       ------     ------     ------     ------
      Income from operations            1,002      2,376      1,950      4,402
Other income, net                          46        140         63        198
                                       ------     ------     ------     ------
      Income before provision
         for income taxes               1,048      2,516      2,013      4,600

Provision for income taxes                403        176        775        322
                                       ------     ------      -----      -----
      Net income                     $    645    $ 2,340    $ 1,238   $  4,278
                                       ======     ======      =====      =====

Net income per share                 $   0.04    $  0.14    $  0.07   $   0.28
                                       ======     ======      =====      =====

Shares used in per share calculation   16,639     16,458     16,587     15,521
                                       ======     ======     ======     ======






The accompanying notes are an integral part of these financial statements.

GENUS, INC.
Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

                                                   June 30,       December 31,
                                                     1996             1995
ASSETS

Current assets:
   Cash and cash equivalents                       $ 11,129          $ 12,630
   Accounts receivable
     (net of allowance for doubtful
      accounts of $250 in 1996 and 1995)             26,785            26,796
   Inventories, net                                  27,195            24,437
   Other current assets                                 706               623
   Current deferred taxes                             4,427             4,427
                                                     ------            ------
        Total current assets                         70,242            68,913

Property and equipment, net                          16,923            14,627
Other assets, net                                     4,238             3,824
Noncurrent deferred taxes                             7,178             7,883
                                                    -------            ------
                                                   $ 98,581          $ 95,247
                                                    =======           =======


LIABILITIES

Current liabilities:
   Accounts payable                                   7,959             7,129
   Accrued expenses                                  10,576            11,042
   Current portion of long-term debt
      and capital lease obligations                     896               681
                                                     ------            ------
        Total current liabilities                    19,431            18,852

Long-term debt and capital lease
  obligations, less current portion                   1,038             1,034
                                                     ------            ------

SHAREHOLDERS' EQUITY

Preferred stock, no par value:
   Authorized, 2,000,000 shares;
   Issued and outstanding, none
Common stock, no par value:
   Authorized, 20,000,000 shares;
   Issued and outstanding, 16,548,711
     shares at June 30, 1996 and 16,163,539 shares
     at December 31, 1995                            97,196            95,683
Accumulated deficit                                 (19,084)          (20,322)
                                                     ------            ------
         Total shareholders' equity                  78,112            75,361
                                                     ------            ------
                                                   $ 98,581           $95,247
                                                     ======            ======

The accompanying notes are an integral part of these financial  statements.

GENUS, INC
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

                                                            Six months Ended
                                                                June 30,
                                                          1996            1995
Cash flows from operating activities:
     Net income                                       $   1,238        $ 4,278
     Adjustments to reconcile to net cash
     from operating activities:
             Depreciation and amortization                3,175          1,879
             Deferred taxes                                 705             -
             Changes in assets and liabilities:
                        Accounts receivable                   11           753
                        Inventories                       (2,758)       (6,507)
                        Other current assets                 (83)           49
                        Accounts payable                     830         2,552
                        Accrued expenses                    (466)        2,676
                        Other, net                          (489)           (1)
                                                          -------       ------
                           Net cash provided by
                            operating activitie            2,163         5,679
                                                          -------       ------
Cash flows from investing activities:
     Acquisition of property and equipment                (4,395)       (3,011)
     Capitalization of software development costs           (352)         (418)
                                                          -------       ------
                           Net cash used in
                             investing activities         (4,747)       (3,429)
                                                          -------       ------

Cash flows from financing activities:
     Proceeds from issuance of common stock                1,513        17,459
     Payment of short-term bank borrowings-                  -          (3,800)
     Payments of long-term debt and
          capital lease obligations                         (430)         (673)
                                                           ------       ------
                           Net cash provided by
                            financing activities           1,083        12,986
                                                           ------       ------

Increase (decrease) in cash                               (1,501)       15,236
Cash and cash equivalents, beginning of period            12,630        10,188
                                                          -------       ------
Cash and cash equivalents, end of period                 $11,129       $25,424
                                                         ========      =======


The accompanying notes are an integral part of these financial statements.

GENUS, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1996
(Amounts in thousands)

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

Statement of Cash Flows Information

                                                           Six Months Ended
                                                               June 30,
                                                            1996       1995
Supplemental Cash Flow Information:

      Cash paid during the period for:
         Interest                                          $ 111      $ 163
         Income taxes                                      $ 105      $ 136

      Non cash investing activities:
         Purchase of property and equipment under
         long-term debt and capital lease obligations      $ 649      $ 480

Line of Credit

In July 1996, the Company renewed its revolving line of credit agreement with a bank that provides for maximum borrowings of $10 million and expires in July 1997. Borrowings under the line of credit, which are secured by substantially all of the assets of the Company, bear interest at the bank's prime rate. The agreement requires the Company to comply with certain financial covenants and restricts the payment of dividends. At June 30, 1996, the Company had no borrowings outstanding under the line of credit.

GENUS, INC.
Notes to Consolidated Financial Statements (Unaudited) (continued) (Amounts in thousands)

Inventories
Inventories comprise the following:
                                                   June 30,         December 31,
                                                     1996              1995
Raw materials and parts                           $ 16,409          $ 12,922
Work in process                                      8,202            10,048
Finished goods                                       2,584             1,467
                                                  --------          --------
                                                  $ 27,195          $ 24,437
                                                  ========          ========

Property and Equipment
Property and equipment are stated at cost and comprise the following:

                                                   June 30,         December 31,
                                                     1996              1995
Demonstration equipment                           $ 15,142          $ 12,877
Equipment                                           14,390            12,512
Furniture and fixtures                               1,962             1,960
Leasehold improvements                               6,454             6,366
Building                                               270                 -
                                                  --------          --------
                                                    38,218            33,715
Less accumulated depreciation and amortization     (22,643)          (19,944)
                                                  --------          --------
                                                    15,575            13,771
Construction in progress                             1,348               856
                                                  --------          --------
                                                  $ 16,923          $ 14,627
                                                  ========          ========

Accrued Expenses
Accrued expenses comprise the following:

                                                   June 30,         December 31,
                                                     1996              1995
System installation and warranty                   $ 5,403          $  4,318
Accrued commissions and incentives                   1,795             3,227
Accrued payroll and related items                    1,464             1,104
Other                                                1,914             2,393
                                                  --------          --------
                                                  $ 10,576          $ 11,042
                                                  ========          ========

                                  GENUS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995.

The information in this discussion contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

The components of the Company's statements of income, expressed as percentage of total revenue, are as follows:

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                       1996         1995        1996       1995
Net sales                             100.0%       100.0%       100.0%    100.0%
Costs and expenses:
   Cost of goods sold                  63.4         59.4         63.8      59.3
   Research and development            14.4         11.4         14.8      12.2
   Selling, general & administrative   18.2         19.7         17.6      19.2
                                      -----        -----        -----     -----
      Income from operations            4.0          9.5          3.8       9.3
Other income, net                       0.2          0.5          0.1       0.4
                                      -----        -----        -----     -----
      Income before provision
        for income taxes                4.2         10.0          3.9       9.7

Provision for income taxes              1.6          0.7          1.5       0.7
                                      -----        -----        -----     -----
      Net income                        2.6%         9.3%         2.4%      9.0%
                                      =====        =====        =====     =====

Net sales for the three and six months ended June 30, 1996 were $25.1 million and $51.4 million, respectively, compared to net sales of $25.1 million and $47.6 million, respectively, for the corresponding periods in 1995. The increase during the six months ended June 30, 1996 was primarily due to higher unit sales of high energy (MeV) ion implantation systems with higher average selling prices (ASP), and greater spares revenue. While net sales for the quarter ended June 30, 1996 were equal to net sales for the same period in 1995, the sales mix changed from a tungsten Chemical Vapor Deposition (CVD) to a MeV system emphasis. The semiconductor industry is presently experiencing volatility in terms of product demand and product pricing. As a result, semiconductor manufacturers are exercising caution in making their capital equipment decisions and have in certain cases rescheduled or cancelled planned capital purchases. As a result of the uncertainties of this current market environment, the Company anticipates that its quarterly revenues and profits will not continue to grow as they have in the past several quarters and may fluctuate from quarter to quarter. The Company expects revenue and earnings for the second half of 1996 to be below first half results due in part to the current soft business conditions, particularly in the DRAM-sensitive tungsten CVD segment, retrenchment in the semiconductor industry, and general conditions in the Company's industry sector.

Gross margin for the quarter and six months ended June 30, 1996 was 37 percent and 36 percent, respectively, compared to 41 percent for each of the same periods in 1995. The decline in gross margin was primarily due to higher costs on the initial shipments of the Company's ion implantation (MeV) 1520 systems, higher product costs on the Company's (CVD) system shipments as a result of a change in product mix and higher service costs associated with the opening of Genus Korea, Ltd. in January 1996. The Company's gross margins have historically been affected by variations in ASP, changes in the mix of product sales, unit shipments levels, the level of foreign sales, and competitive pricing pressures. The Company anticipates that these conditions will continue for the foreseeable future in light of current market conditions.

As a percentage of net sales, research and development (R&D) expenses for the three and six months ended June 30, 1996 were 14 percent and 15 percent, respectively, compared to 11 percent and 12 percent, respectively during the same periods in 1995. On an absolute dollar basis, R&D expenses during the quarter and six months ended June 30, 1996, increased $0.8 million and $1.8 million when compared to the same period in 1995. The increases in absolute dollars and as a percentage of net sales were primarily due to increased headcount and associated payroll costs, higher product development material costs and depreciation expenses on engineering tools for new product development. The Company serves markets that are highly competitive and rapidly changing. For these reasons, the Company believes that it must continue to maintain its investment in R&D to develop competitive products. However, the Company will evaluate its R&D investment in view of evolving competitive and market conditions and anticipates that R&D will decrease slightly in the next 2 to 3 quarters.

Selling, general and administrative (S,G&A) expenses were 18 percent for the three and six months ended June 30, 1996, compared to 20 percent and 19 percent for the same periods in 1995. On an absolute dollar basis, S,G&A expenses for the three months ended June 30, 1996 decreased $0.4 million when compared to the same period in 1995. The change was primarily due to a one-time reimbursement of commissions from the Company's Korean sales representative in connection with the start-up of Genus Korea, Ltd. in January 1996. S,G&A during the six months ended June 30, 1996 was flat when compared to the same period in 1995. Given the current market conditions, the Company anticipates S,G&A to decrease in the next 2 to 3 quarters.

During the quarter ended June 30, 1996, the Company had $46 thousand in other income, compared to $0.1 million in other income for the comparable period in 1995. For the six months ended June 30, 1996, the Company had other income of $0.1 million, compared to $0.2 million of other income for the same period in 1995. The decrease was principally due to lower interest income as a result of lower cash balances and higher interest expense associated with lease financing. The effective tax rate for the second quarter and first six months of 1996 was 38.5 percent compared with the effective tax rate of 7 percent during the same periods in 1995. The significant increase was a result of the one-time recognition of deferred tax assets during the fourth quarter of 1995 in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes".

As a result of the current market conditions, the fluctuation in the Company's order rates in the last twelve months, the Company's continued reliance on one customer for a significant portion of its orders and that customer's recent announcements to reduce or delay semiconductor equipment purchases, the slow down in the Korean semiconductor market, the overall decline in the worldwide DRAM market, the continued competitive market environment for the Company's products and the historically cyclical nature of the semiconductor equipment market, the Company remains cautious about the prospects for its business over the next 2 to 3 quarters. The Company continues to make strategic investments in new product development and manufacturing improvements with a view of improving future performance by enhancing product offerings; however, such investment may adversely affect short-term operating performance. The Company is also continuing its efforts to implement productivity improvements for future operating performance. The Company believes that the future economic environment could continue to lengthen the order and sales cycles for its products, causing it to continue to simultaneously book and ship some orders during the same quarter.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1996, the Company's cash and cash equivalents decreased $1.5 million principally due to the purchase of property and equipment of $4.4 million, offset by cash generated from operating activities of $2.2 million and the proceeds from the issuance of common stock of $1.5 million. The positive change in cash from operating activities primarily resulted from depreciation and amortization of $3.2 million, net income of $1.2 million, deferred taxes of $0.7 million and an increase in accounts payable of $0.8 million as a result of inventory purchases made late in the quarter. The increase in cash from operating activities was offset by an increase in inventory of $2.8 million due to purchases made late in the second quarter of 1996 to meet early third quarter 1996 shipments and a $0.5 million decrease in accrued expenses related primarily to the payment of year ended 1995 incentives and commissions, offset by increased warranty accruals.

The Company's primary source of funds at June 30, 1996 consisted of $11.1 million in cash and cash equivalents, and funds available under a $10.0 million revolving line of credit. The line of credit is secured by substantially all of the assets of the Company and expires in July 1997. At June 30, 1996, the Company had no borrowings outstanding under the line of credit.

Capital expenditures during the first half of 1996 were $4.4 million and related primarily to acquisition of machinery and equipment for the Company's R&D and Applications Laboratories. In September 1995, the Company entered into an agreement to lease a new facility in Newburyport, Massachusetts for its Ion Technology Division. The Company expended approximately $3.0 million for leasehold improvements and equipment associated with the new facility. The Company financed these expenditures through new or existing lease lines. Furthermore, the Company anticipates that it will continue to make additional capital expenditures during 1996 that will be funded through existing working capital or lease financing.

The Company believes that cash generated from operations, if any, and existing credit facilities will be sufficient to satisfy its cash needs in the near term and for the foreseeable future.


CERTAIN BUSINESS CONSIDERATIONS

The Company's business is subject to the following risks and uncertainties.

Historical Performance. Although the Company had net income of $19.3 million and $4.2 million in the years ended December 31, 1995 and 1994, the Company experienced losses of $6.9 million and $17.1 million for the years ended December 31, 1993 and 1992. In addition, although the Company has experienced improved sales and operating results in recent quarters, there can be no assurance that the Company will be able to sustain similar revenue growth on a quarterly or annual basis, or that the Company will be able to maintain profitability on a quarterly or annual basis.

Competition. The semiconductor manufacturing capital equipment industry is highly competitive. The Company faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources in order to offer a broader range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development. Many of the Company's existing and potential competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, as well as greater name recognition than the Company.
The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics.
If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering MeV or CVD products similar to those sold by the Company, this could have a material adverse effect on the Company's ability to sell its products to these manufacturers. No assurance can be given that the Company will continue to compete successfully in the United States or worldwide. The Company faces direct competition in CVD tungsten silicide from Applied Materials, Inc. and Tokyo Electron, Ltd. In the high energy (MeV) ion implantation marketplace, the Company's MeV ion implantation systems compete with MeV systems marketed by Eaton Corporation. There can be no assurance that competitors will not succeed in developing new technologies, in offering products that are offered at lower prices than those of the Company or in obtaining market acceptance for products more rapidly than the Company.

Dependence on New Products and Processes. The Company believes that its future performance will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities. As a result, the Company expects to continue to invest in research and development. The Company also must manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. There can be no assurance that the market will accept the Company's new products or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner which satisfy customer needs or achieve market acceptance. The failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if the Company is not successful in the development of advanced processes or equipment for manufacturers with whom it has formed strategic alliances, its ability to sell its products to those manufacturers would be adversely affected.

Cyclical Nature of the Semiconductor Industry. The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is cyclical and has historically experienced periodic downturns, which often have had an adverse effect on the semiconductor industry's demand for semiconductor manufacturing capital equipment. Prior semiconductor industry downturns have adversely affected the Company's revenue, operating margins and results of operations. No assurance can be given that the Company's revenue and operating results will not be materially and adversely affected if a downturn in the semiconductor industry occurs in the future. In addition, the need for continued investment in research and development, substantial capital equipment requirements and extensive ongoing worldwide customer service and support capability may limit the Company's ability to reduce expenses or to maintain them at current levels. Accordingly, there is no assurance that the Company will be able to remain profitable in the future.

Reliance on International Sales. International sales accounted for approximately 84%, 89%, 88% and 88%, respectively, of total net sales in fiscal 1993, 1994 and 1995 and the first six months of 1996. In addition, net sales to Korean customers accounted for approximately 32%, 50%, 63% and 70% respectively, of total net sales during the same periods. The Company anticipates that international sales, including sales to Korea, will continue to account for a significant portion of net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Although the Company's foreign sales are denominated in U.S. dollars and the Company does not engage in hedging transactions, the Company's foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could have the effect of making the Company's products more or less expensive. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance on a Small Number of Customers. Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales.
In fiscal 1993, net sales to Innotech, Samsung and SGS Thomson accounted for 26%, 23% and 14%, respectively, of total net sales, In fiscal 1994, net sales to Samsung, Innotech and SGS Thomson accounted for 33%, 19% and 14%, respectively, of total net sales. Net sales to Samsung accounted for 63% of total net sales in 1995. In the first six months of 1996 Samsung and Innotech accounted for 65% and 13%, respectively, of the Company's net sales. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future product sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Furthermore, sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. Although the composition of the Company's largest customer varies from year to year, the loss of a significant customer or any reductions in orders from a significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Concentration; Rapid Technological Change. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company derives its revenue primarily from the sale of its MeV ion implantation and tungsten silicide CVD systems. The Company estimates that the life cycle for these systems is generally from three to five years. The Company believes that its future prospects will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities. As a result, the Company expects to continue to make significant investments in research and development. The Company also must manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner which satisfy customer needs or achieve market acceptance. The failure to do so could adversely affect the Company's business, financial condition and results of operations. Furthermore, if the Company is not successful in the development of advanced processes or equipment for manufacturers with whom it currently does business, its ability to sell its products to those manufacturers would be adversely affected.

Fluctuations in Quarterly Operating Results. The Company's revenue and operating results may fluctuate significantly from quarter to quarter. The Company derives its revenue primarily from the sale of a relatively small number of high-priced systems, many of which may be ordered and shipped during the same quarter. The Company's results of operations for a particular quarter could be adversely affected if anticipated orders for even a small number of systems were not received in time to enable shipment during the quarter, if anticipated shipments were delayed or canceled by one or more customers or if shipments were delayed due to manufacturing difficulties. The Company's revenue and operating results may also fluctuate due to the mix of products sold and the channel of distribution.

Dependence on Key Suppliers. Certain of the components and sub-assemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. Disruption or termination of these sources could have a temporary adverse effect on the Company's operations. The Company believes that alternative sources could be obtained and qualified to supply these products, if necessary. Nevertheless, a prolonged inability to obtain certain components could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Independent Distributors. The Company currently sells and supports its MeV ion implantation and CVD products through direct sales and customer support organizations in the U.S., Western Europe and Korea and through five exclusive sales representatives and distributors in the U.S., Japan, Korea, Taiwan and Hong Kong. Although the Company believes that alternative sources of distribution are available, the disruption or termination of its existing distributor relationships could have a temporary adverse effect on the Company's business, financial condition and results of operations.

Volatility of Stock Price. The Company's Common Stock has experienced substantial price volatility, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of, or announcements by, the Company, its competitors or its customers. Also, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies, in particular, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions in the United States and the countries in which the Company does business, may adversely affect the market price of the Company's Common Stock. In addition, the occurrence of any of the events described in these "Risk Factors" could have a material adverse effect on such market price. See "Price Range of Common Stock" in the Company's 1995 Form 10-K.

                               GENUS, INC.

                      PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

           The Company's Annual Meeting of Shareholders was held on April 30, 1996 in Santa Clara, California. Proxies for the meeting were solicited pursuant to Regulation 14A. At the Company's Annual Meeting, the shareholders approved the following resolutions:

          (1) Amendment to the 1991 Incentive Stock Option Plan to increase the number of shares reserved for issuance thereunder by 800,000 shares.

                     For:        5,725,439 shares
                     Against:    1,438,036 shares
                     Abstaining:    78,898 shares

          (2) Amendment to the 1989 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 300,000 shares.

                     For:        5,363,203 shares
                     Against:      523,750 shares
                     Abstaining: 1,355,420 shares

           In addition, all management nominees for director were elected and the re-appointment of Coopers & Lybrand L.L.P. as independent accountants was approved.


Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

                   Exhibit 11.1 - Computation of Net Income per Share.

           (b) No Reports on Form 8-K were filed during the period from April 1, 1996 to June 30, 1996.

                             GENUS, INC.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  August 12, 1996                        GENUS, INC.



                                              William W. R. Elder
                                              -------------------------------
                                              William W. R. Elder, Chairman
                                              and Chief Executive Officer



                                               Ernest P. Quinones
                                               ------------------------------
                                               Ernest P. Quinones
                                               Acting Chief Financial Officer

                             GENUS, INC.

                          Index to Exhibits



Exhibits                 Description                                 Page


  Exhibit 11.1           Computation of Net Income per Share          17

                                                           Exhibit 11.1


GENUS, INC.
Computation of Net Income Per Share (a)
(Amounts in thousands, except per share amounts)

                                    Three Months Ended        Six Months Ended
                                         June 30                  June 30,
                                      1996       1995          1996       1995

Average common shares outstanding   16,303     15,632        16,256     14,680

Computation of incremental outstanding shares
   Net effect of dilutive stock options
   based on treasury stock method      336        826           331        841
                                    ------     ------        ------     ------
                                    16,639     16,458        16,587     15,521
                                    ======     ======        ======     ======

Net income                         $   645     $2,340       $ 1,238    $ 4,278
                                   =======     ======       =======    =======

Net income per share (a)           $  0.04     $ 0.14       $  0.07    $  0.28
                                   =======     ======       =======    =======


















Computation Notes:

(a) Presentation of fully diluted earnings per share for the three and six months ended June 30, 1996 and 1995 is omitted because such amounts are materially the same as those presented above.