Form 10-Q
period 1996-09-30
GENUS INC
filed 1996-11-14
CIK 837913

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended September 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
For the transition period from ___ to ___

Commission file number 0-17139

                                 GENUS, INC.
            (Exact name of registrant as specified in its charter)

    California                                  94-279080
______________________________________________________________________________
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

    1139 Karlstad Drive, California                      94089
______________________________________________________________________________
    (Address of principal executive offices)             (Zip code)

                          (408) 747-7120
______________________________________________________________________________
         (Registrant's telephone number, including area code)

                         Not Applicable
______________________________________________________________________________
               (Former name, former address and
         former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes ___X___   No _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at November 8, 1996:   16,605,755

                                  GENUS, INC.
                                    Index

PART I.  FINANCIAL INFORMATION                           Page No.
   Item 1.   Financial Statements

             Consolidated Statements of Operations -
                 Three and nine months ended
                 September 30, 1996 and 1995                   3

             Consolidated Balance Sheets -
                 September 30, 1996 and
                 December 31, 1995                             4

             Consolidated Statements of Cash Flows -
                 Nine months ended
                 September 30, 1996 and 1995                   5

             Notes to Consolidated Financial Statements      6-7

   Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                              8-13




PART II.     OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K                 14


   Signatures                                                 15

   Index to Exhibit                                           16





                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


GENUS, INC.
Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share data)


                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                          1996        1995     1996       1995
                                         ------      ------   ------     ------
Net sales                               $13,892     $27,241  $65,347    $74,824

Costs and expenses:
 Cost of goods sold                      10,493      16,743   43,334     44,938
 Research and development                 3,788       3,204   11,371      9,038
 Selling, general & administrative        4,926       5,009   14,007     14,161
 Special Charge                           3,540           -    3,540          -
                                         ______      ______    _____     ______
Income loss from operations              (8,855)      2,285   (6,905)     6,687
Other net                                   (25)        254       38        452
                                         ______      ______   ______     ______
 Income (loss) before provision
   for income taxes                      (8,880)      2,539   (6,867)     7,139
Provision for (benefit from) income taxes  (775)        178        -        500
                                        _______      ______  _______     ______
 Net income (loss)                      $(8,105)     $2,361  $(6,867)    $6,639
                                        =======      ======  =======     ======

Net income (loss) per share             $  (.48)     $  .14  $  (.41)    $  .42
                                        =======       =====    ======     =====

Shares used in per share calculation     16,841      16,728   16,630     15,915
                                        =======      ======   ======     ======




The accompanying notes are an integral part of these financial statements.

GENUS, INC.
Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

                                          September 30,      December 31,
                                              1996               1995
                                             ------             ------
ASSETS

Current assets:
 Cash and cash equivalents                  $ 10,961           $ 12,630
 Accounts receivable (net of allowance
   for doubtful accounts of $250
   in 1996 and 1995)                          16,206             26,796
 Inventories, net                             28,584             24,437
 Other current assets                            991                623
 Current deferred taxes                        4,427              4,427
                                              ______             ______
 Total current assets                         61,169             68,913

Property and equipment, net                   16,322             14,627
Other assets, net                              4,254              3,824
Non-current deferred taxes                     7,883              7,883
                                             _______            _______
                                            $ 89,628           $ 95,247
                                             =======            =======

LIABILITIES

Current liabilities:
 Accounts payable                              5,558              7,129
 Accrued expenses                             11,540             11,042
 Current portion of long-term debt               967                681
                                             _______            _______
  Total current liabilities                   18,065             18,852
                                             _______            _______
Long-term debt, less current portion           1,423              1,034
                                             _______            _______

SHAREHOLDERS' EQUITY

Preferred stock, no par value:
 Authorized, 2,000,000 shares;
 Issued and outstanding, none
Common stock, no par value:
 Authorized, 20,000,000 shares;
 Issued and outstanding 16,593,977 shares at
 September 30, 1996 and 16,163,539  shares at
 December 31, 1995                            97,329              95,683
Accumulated deficit                          (27,189)            (20,322)
                                             _______             _______
     Total shareholders' equity               70,140              75,361
                                             _______             _______
                                            $ 89,628            $ 95,247
                                             =======             =======


The accompanying notes are an integral part of these financial  statements.

GENUS, INC
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

                                                     Nine Months Ended
                                                         September 30,
                                                      1996          1995
                                                     -----         -----
Cash flows from operating activities:
 Net income (loss)                                $ (6,867)      $ 6,639
 Adjustments to reconcile to net cash
  from operating activities:
   Special charge                                    3,281             -
   Depreciation and amortization                     4,879         2,951
   Changes in assets and liabilities:
     Accounts receivable                            10,590        (7,713)
     Inventories                                    (6,129)       (8,051)
     Other current assets                             (368)           31
     Accounts payable                               (1,571)        3,095
     Accrued expenses                                  247         3,567
     Other, net                                     (1,062)         (682)
                                                    ______        ______
        Net cash provided by (used in)
         operating activities                        3,000          (163)
                                                    ______        ______

Cash flows from investing activities:
 Acquisition of property and equipment              (5,228)       (4,566)
 Capitalization of software development costs         (352)            -
                                                    ______        ______
   Net cash used in investing activities            (5,580)       (4,566)
                                                    ______        ______

Cash flows from financing activities:
 Proceeds from issuance of common stock              1,646        17,782
 Proceeds from short-term bank borrowings            1,500             -
 Payments of short-term bank borrowings             (1,500)       (3,800)
 Payments of long-term debt                           (735)       (1,015)
                                                    ______        ______
   Net cash provided by financing activities           911        12,967
                                                    ______        ______
Increase (decrease) in cash and cash equivalents    (1,669)        8,238
Cash and cash equivalents, beginning of period      12,630        10,188
                                                    ______       _______
Cash and cash equivalents, end of period          $ 10,961      $ 18,426
                                                    ======       =======

The accompanying notes are an integral part of these financial statements.

GENUS, INC.
Notes to Consolidated Financial Statements
September 30, 1996 (Unaudited)
(Amounts in thousands)

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent (when dilutive) shares of common stock outstanding during each period.

Statement of Cash Flows Information (Unaudited)

                                           Nine Months Ended
                                              September 30,
                                            1996        1995
                                            ----        ----
Supplemental Cash Flow Information:

  Cash paid during the period for:
     Interest                              $ 159       $ 172
     Income taxes                            105         177

  Non cash investing activities:
     Purchase of property and equipment
       under long-term debt obligations  $ 1,410     $ 1,263

Line of Credit

The Company has a revolving line of credit agreement with a bank that provides for maximum borrowings of $10.0 million and expires in July 1997. Borrowings under the line of credit, which are secured by substantially all of the assets of the Company, bear interest at the bank's prime rate. The agreement requires the Company to comply with certain financial covenants and restricts the payment of dividends. At September 30, 1996, the Company had $2.8 million in letters of credit and no borrowings outstanding under the line of credit.
Based on rates available to the Company for letters of credit with similar terms, the estimated fair value of the letters of credit approximates the face value of the letters of credit.

GENUS, INC.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands)


Inventories
Inventories comprise the following:

                                            September 30, December 31,
                                                1996         1995
                                               ------       ------
Raw materials and parts                      $ 14,980     $ 12,922
Work in process                                10,538       10,048
Finished goods                                  3,066        1,467
                                              _______      _______
                                             $ 28,584     $ 24,437
                                              =======      =======

Property and Equipment
Property and equipment are stated at cost and comprise the following:

                                            September 30, December 31,
                                                 1996         1995
                                                ------       ------
Demonstration equipment                       $ 14,587     $ 12,877
Equipment                                       14,148       12,512
Furniture and fixtures                           2,581        1,960
Leasehold improvements                           6,610        6,366
Building                                           310            -
                                                _______     _______
                                                 38,236      33,715
Less accumulated depreciation and amortization  (23,891)    (19,944)
                                                _______     _______
                                                 14,345      13,771
Construction in progress                          1,977         856
                                                _______     _______
                                               $ 16,322    $ 14,627
                                                =======     =======

Accrued Expenses
Accrued expenses comprise the following:

                                             September 30, December 31,
                                                   1996        1995
                                                  ------      ------
System installation and warranty                 $ 5,250     $ 4,318
Accrued commissions and incentives                 1,874       3,227
Accrued payroll and related items                  1,736       1,104
Other                                              2,680       2,393
                                                 _______     _______
                                                $ 11,540    $ 11,042
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

RESULTS OF OPERATIONS

The components of the Company's statements of income, expressed as percentage of total revenue, are as follows:

                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                      1996        1995        1996        1995
                                     -----       ------      ------      ------
Net sales                            100.0%      100.0%      100.0%      100.0%
Costs and expenses:
   Cost of goods sold                 75.5        61.4        66.3        60.1
   Research and development           27.3        11.7        17.4        12.1
   Selling, general & administrative  35.4        18.4        21.5        18.9
   Special charge                     25.5         0.0         5.4         0.0
                                     _____       _____       _____       _____
      Income (loss) from operations  (63.7)        8.5       (10.6)        8.9
Other income, net                     (0.2)        0.9         0.1         0.7
                                     _____       _____       _____       _____
      Income (loss) before provision
       for income taxes              (63.9)        9.4       (10.5)        9.6
Provision for (benefit) from
 income taxes                          5.6         0.7         0.0         0.7
                                     _____       _____       _____       _____
Net income (loss)                    (58.3)%       8.7%      (10.5)%       8.9%
                                     =====       =====       =====       =====

Net sales for the three and nine months ended September 30, 1996 were $13.9 million and $65.3 million, respectively, compared to net sales of $27.2 million and $74.8 million, respectively, for the corresponding periods in 1995. The decrease in net sales for the three months ended September 30, 1996 was due primarily to lower tungsten Chemical Vapor Deposition (CVD) systems sales as a result of the overall slowdown of the Dynamic Random Access Memory (DRAM) market during the last nine months, and the push out of one high energy ion implantation MeV system sale from the third quarter of 1996 to the fourth quarter of 1996. The decrease during the nine months ended September 30, 1996 was primarily due to lower unit sales of Genus systems, offset by greater non-system sales. The semiconductor industry is presently experiencing volatility in terms of product demand and product pricing. As a result, semiconductor manufacturers are exercising caution in making their capital equipment decisions and have in certain cases rescheduled or canceled planned capital purchases. As a result of the uncertainties of this current market environment, the Company anticipates that its quarterly revenues and operating results may fluctuate from quarter to quarter. The Company expects revenue and earnings for the next two to three quarters to be below first half results due in part to the current soft business conditions, particularly in the DRAM-sensitive tungsten CVD segment, retrenchment in the semiconductor industry, and general conditions in the Company's industry sector.

Gross margin for the three and nine months ended September 30, 1996 was 24 percent and 34 percent, respectively, compared to 39 percent and 40 percent, respectively, for the same periods in 1995. The decline in gross margin was primarily due to lower system sales, lower absorption of manufacturing costs, and higher service costs associated with the opening of Genus Korea, Ltd. in January 1996. The Company's gross margins have historically been affected by variations in ASP, changes in the mix of product sales, unit shipments levels, the level of foreign sales, and competitive pricing pressures. The Company anticipates that these conditions will continue for the foreseeable future in light of current market conditions.

As a percentage of net sales, research and development (R&D) expenses for the three and nine months ended September 30, 1996 were 27 percent and 17 percent, compared to 12 percent during the same periods in 1995. On an absolute dollar basis, R&D expenses during the three and nine months ended
September 30, 1996, increased $0.6 million and $2.3 million when compared to the same periods in 1995. The increases in absolute dollars were primarily due to increased headcount, product development material costs, and investments in equipment costs on engineering tools for new product development. The increase as a percentage of net sales during the quarter ended September 30, 1996 was due primarily to lower net sales volumes. The increase as a percentage of net sales during the first nine months of 1996 was due primarily to increased R&D investment and, secondarily, to lower net sales volumes. The Company serves markets that are highly competitive and rapidly changing. For these reasons, the Company believes that it must continue to maintain its investment in R&D to develop competitive products. However, the Company will evaluate its R&D investment in view of evolving competitive and market conditions.

Selling, general and administrative (S,G&A) expenses were 35 percent and 21 percent, respectively, of net sales for the three and nine months ended
September 30, 1996, compared to 18 percent and 19 percent of net sales for the same periods in 1995. On an absolute dollar basis, S,G&A expenses for the three and nine months ended September 30, 1996 were flat when compared to the same period in 1995. During the third quarter of 1996, the Company incurred one-time charges of $460 thousand related to deferred rent expense and property taxes. Given the current market conditions, the Company anticipates S,G&A to decrease in the next two to three quarters.

During the three months ended September 30, 1996, the Company had $25 thousand in other expenses, compared to $0.3 million in other income for the comparable period in 1995.  For the nine months ended September 30, 1996, the Company had other income of $38 thousand, compared to $0.5 million of other income for the same period in 1995.  The decrease in both periods was principally due to lower interest income as a result of lower cash balances and higher interest expense associated with lease financing. As a result of the losses incurred by the
Company during the quarter  and nine months ended September 30, 1996, no taxes were incurred.  The effective tax rate for the third quarter and first nine
months of 1995 was 7 percent.   During the quarter ended September 30, 1996,
the Company incurred a special charge of $3.5 million, relating primarily to capacity cost reductions in association with the Company s reduction in force in September 1996, increased inventory reserves and write-off of property and equipment.

As a result of the current market conditions, the fluctuation in the Company's order rates in the last twelve months, the Company's continued reliance on one customer for a significant portion of its orders and that customer's recent announcements to reduce or delay semiconductor equipment purchases, the slow down in the Korean semiconductor market, the overall decline in the worldwide
DRAM market, the continued competitive market environment for the Company's products and the historically cyclical nature of the semiconductor equipment market, the Company remains cautious about the prospects for its business over the next two to three quarters. The Company continues to make strategic investments in new product development and manufacturing improvements with a view of improving future performance by enhancing product offerings; however, such investment may adversely affect short-term operating performance. The
Company is also continuing its efforts to implement productivity improvements for future operating performance. The Company believes that the future economic environment could continue to lengthen the order and sales cycles for its products, causing it to continue to simultaneously book and ship some orders during the same quarter.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1996, the Company's cash and cash equivalents decreased $1.7 million principally due to the purchase of property and equipment of $5.2 million and payments of long-term debt of $0.7 million, offset by cash generated from operating activities of $3.0 million and the proceeds from the issuance of common stock of $1.6 million. The positive change in cash from operating activities primarily resulted from depreciation and amortization of $4.9 million, and a decrease in accounts receivable of $10.6 million as a result of improved collections. The increase in cash from operating activities was offset by a net loss, less the non-cash portion of the special charge which totals $3.3 million, an increase in inventory of $6.1 million due to purchases made late in the third quarter of 1996 to meet early fourth quarter 1996 shipments and lower system orders, a $1.5 million decrease in accounts payable related primarily to lower inventory purchases and overhead expenses and an increase in non-current other assets of $1.1 million.

The Company's primary source of funds at September 30, 1996 consisted of $11.0 million in cash and cash equivalents, and funds available under a $10.0 million revolving line of credit. The line of credit is secured by substantially all of the assets of the Company and expires in July 1997. At September 30, 1996, the Company had no borrowings outstanding under the line of credit.

Capital expenditures during the first nine months of 1996 were $5.2 million and related primarily to acquisition of machinery and equipment for the Company's
R&D and Applications Laboratories. In September 1995, the Company entered into an agreement to lease a new facility in Newburyport, Massachusetts for its Ion
Technology Division. The Company expended approximately $3.0 million for leasehold improvements and equipment associated with the new facility. The
Company financed these expenditures through new or existing lease lines.
Furthermore, the Company anticipates that additional capital expenditures, if any, during 1996 will be funded through existing working capital or lease financing.

The Company believes that cash generated from operations, if any, and existing credit facilities will be sufficient to satisfy its cash needs in the near term and for the foreseeable future.


CERTAIN BUSINESS CONSIDERATIONS

The Company's business is subject to the following risks and uncertainties.

Historical Performance. Although the Company had net income of $19.3 million and $4.2 million in the years ended December 31, 1995 and 1994, the Company experienced losses of $6.9 million, $17.1 million and $6.9 million for the years ended December 31, 1993 and 1992 and nine months ended September 30, 1996, respectively. In addition, although the Company has experienced improved sales and operating results in recent quarters, there can be no assurance that the Company will be able to sustain similar revenue growth on a quarterly or annual basis, or that the Company will be able to maintain profitability on a quarterly or annual basis.


Competition. The semiconductor manufacturing capital equipment industry is highly competitive. The Company faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources in order to offer a broader range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development. Many of the Company's existing and potential competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, as well as greater name recognition than the Company. The
Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering MeV or CVD products similar to those sold by the Company, this could have a material adverse effect on the Company's ability to sell its products to these manufacturers. No assurance can be given that the Company will continue to compete successfully in the United States or worldwide. The Company faces direct competition in CVD tungsten silicide from Applied Materials, Inc. and Tokyo Electron, Ltd. In the MeV marketplace, the
Company's MeV ion implantation systems compete with MeV systems marketed by Eaton Corporation. There can be no assurance that competitors will not succeed in developing new technologies, in offering products that are offered at lower prices than those of the Company or in obtaining market acceptance for products more rapidly than the Company.

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

Reliance on International Sales. International sales accounted for approximately 84%, 89%, 88% and 90%, respectively, of total net sales in fiscal
1993, 1994 and 1995 and the first nine months of 1996. In addition, net sales to Korean customers accounted for approximately 32%, 50%, 63% and 62% respectively, of total net sales during the same periods. The Company anticipates that international sales, including sales to Korea, will continue to account for a significant portion of net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Although the Company's foreign sales are denominated in U.S. dollars and the Company does not engage in hedging transactions, the Company's foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could have the effect of making the Company's products more or less expensive. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance on a Small Number of Customers. Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales.
In fiscal 1993, net sales to Innotech, Samsung and SGS Thomson accounted for 26%, 23% and 14%, respectively, of total net sales, In fiscal 1994, net sales to Samsung, Innotech and SGS Thomson accounted for 33%, 19% and 14%, respectively, of total net sales. Net sales to Samsung accounted for 63% of total net sales in 1995. In the first nine months of 1996 Samsung and Innotech accounted for 56% and 18%, respectively, of the Company's net sales. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future product sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Furthermore, sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. Although the composition of the Company's largest customer varies from year to year, the loss of a significant customer or any reductions in orders from a significant customer, including reductions due to customer departures from recent buying patterns, market, economic or ompetitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Concentration; Rapid Technological Change. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company derives its revenue primarily from the sale of its MeV ion implantation and tungsten silicide CVD systems. The Company estimates that the life cycle for these systems is generally from three to five years. The Company believes that its future prospects will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities. As a result, the Company expects to continue to make significant investments in research and development. The Company also must manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing and future processes in a timely manner which satisfies customer needs or achieves market acceptance. The failure to do so could adversely affect the Company's business, financial condition and results of operations. Furthermore, if the Company is not successful in the development of advanced processes or equipment for manufacturers with whom it currently does business, its ability to sell its products to those manufacturers would be adversely affected.

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



                               GENUS, INC.

                       PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit

       Exhibit 11.1 -    Computation of Net Income (Loss) Per Share

(b)  Report on Form 8-K

       No report on Form 8-K was filed during the period July 1, 1996 to September 30, 1996.



















                              GENUS, INC.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date  November 12, 1996                          GENUS, INC.



                                                James T. Healy
                                                _________________________
                                                James T. Healy, President
                                                and Chief Executive Officer



                                                Ernest P. Quinones
                                                _________________________
                                                Ernest P. Quinones
                                                Acting Chief Financial Officer



















                                  GENUS, INC.

                               Index to Exhibit


Exhibit           Description                                    Page


Exhibit 11.1      Computation of Net Income (Loss) per Share       17




















                                                                   Exhibit 11.1


GENUS, INC.
Computation of Net Income (Loss) Per Share (Unaudited)
(Amounts in thousands, except per share amounts)


                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                          1996      1995      1996      1995
                                         ------    ------    ------    ------
Average common shares outstanding        16,572    15,950    16,315    15,095
Computation of incremental outstanding shares
   Net effect of dilutive stock options
   based on treasury stock method           269       778       315       820
                                         ______    ______    ______    ______
                                         16,841    16,728    16,630    15,915
                                         ======    ======    ======    ======

Net income (Loss)                       $(8,105)  $ 2,361   $(6,867)  $ 6,639
                                         ======    ======    ======    ======

Net income (Loss) per share (a)         $  (.48)  $   .14   $  (.41)  $   .42
                                         ======    ======    ======    ======


















Computation Notes:

(a) Presentation of fully diluted earnings per share for the three and nine months ended September 30, 1996 and 1995 is omitted because such amounts are materially the same as those presented above.