Form 10-K405
period 1996-12-31
GENUS INC
filed 1997-03-28
CIK 837913

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 1997

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-17139

                            ------------------------

                                  GENUS, INC.
             (Exact name of registrant as specified in its charter)

       CALIFORNIA                 94-2790804             1139 KARLSTAD DRIVE
     (State or other           (I.R.S. Employer          SUNNYVALE, CA 94089
     jurisdiction of        Identification Number)         (408) 747-7120
    incorporation or                                    (Address of principal
      organization)                                      executive offices)

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 10, 1997, in the over-the-counter market as reported by the Nasdaq National Market, was approximately $82,684,529. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 10, 1997, Registrant had 16,737,759 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the following document are incorporated by reference in Part III of this Form 10-K Report: Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders--Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I     Item 1.    Business
                      Products
                      Marketing, Sales and Service
                      Research and Development
                      Competition
                      Manufacturing and Suppliers
                      Intellectual Property
                      Employees
                      Environmental Regulation

           Item 2.    Properties

           Item 3.    Legal Proceedings

           Item 4.    Submission of Matters to a Vote of Security Holders

PART II    Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

           Item 6.    Selected Financial Data

           Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                      of Operations

           Item 8.    Financial Statements and Supplementary Data

           Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial
                      Disclosure

PART III   Item 10.   Directors and Executive Officers of the Registrant

           Item 11.   Executive Compensation

           Item 12.   Security Ownership of Certain Beneficial Owners and Management

           Item 13.   Certain Relationships and Related Transactions

PART IV    Item 14.   Exhibits, Financial Statement Schedule, and Reports of Form 8-K:

                      (1) Financial Statements
                      (2) Financial Statement Schedule
                      (3) Exhibits
                      (4) Reports on Form 8-K

                                     PART 1

ITEM 1.

BUSINESS

    Genus, Inc. ("Genus" or "the Company") designs, manufactures and markets capital equipment and processes for advanced semiconductor manufacturing. The Company's products--high energy MeV (millions of electron volts) ion implantation systems and chemical vapor deposition ("CVD") equipment--are used worldwide to produce integrated circuits ("ICs") for the data processing, communications, medical, military, transportation and consumer electronics industries. Genus was the first to market high energy MeV ion implantation and the chemical vapor deposition of tungsten silicide, which perform two critical steps in the manufacture of semiconductors. These technologies enable chip manufacturers to simplify their IC production process and lower their cost-of-ownership.

    The Company's global customer base consists of semiconductor manufacturers in the United States, Europe and Asia/Pacific including Japan, Korea and Taiwan.

PRODUCTS

    The primary products manufactured by Genus include two MeV ion implantation systems and three CVD systems. Each of these products is available with a variety of options and/or upgrades.

MEV ION IMPLANTATION

    Ion implantation is the process by which a beam of electrically-charged dopant atoms (ions) are accelerated and driven into the surface of a silicon wafer. This process alters the electrical characteristics of the silicon and forms the isolation regions composed of "wells" for placement of active devices. Ion implantation has traditionally been used to create all of the active devices, such as transistors, in an integrated circuit. The market for ion implanters consists of three primary segments: high current, medium current and high energy. Currently, high and medium current ion implanters make up approximately 85 percent of the total ion implantation market. However, high energy ion implantation is one of the fastest growing segments due to its use in emerging advanced technology simplification applications and low cost-of-ownership. High energy (MeV) ion implantation improves transistor performance and reduces overall manufacturing costs by placing dopants deep into the silicon to create regions that isolate transistors from one another.

CURRENT MEV ION IMPLANT PRODUCTS

    TANDETRON-TM- 1520. In November 1995, Genus introduced the Tandetron 1520, a third-generation MeV ion implanter that evolved from the Genus 1500 system, introduced in 1988, and the Genus 1510 system, introduced in 1992. Although specifically designed for high energy applications, the Tandetron uses a wide range of energies from 10keV (thousands of electron volts) to 3 MeV for implantation. This broad range allows the system to effectively meet high energy applications and also serves as an alternative (back-up) for medium current/medium energy application requirements. The system's accelerator, a DC tandem-based design, simplifies both operation and maintenance while also providing the lowest power consumption of any high energy system currently in the market. Additionally, the DC tandem allows fast energy change times resulting in a superior ability to chain multiple implants together without unloading wafers. This enhances overall throughput as well as reducing cost-of-ownership. The system's end station, where the ion beam meets the wafers, is optimized for high energy applications. The large volume of the process chamber and the design of the high vacuum pumping system minimize a phenomenon known as photoresist outgassing that can hamper throughput and process quality in implanters of poorer design. All-in-vacuum wafer handling generates the fewest particles added per wafer pass of any high energy implanter. This translates to higher yields and greater cost savings.

    The improvements of the Tandetron 1520 are based on an overall philosophy of design simplicity. Modular construction improves manufacturing cycle times, system installation times and ease of maintenance. The system's footprint has been reduced by 20 percent, making the 1520 the smallest MeV implanter on the market. In addition, improved features such as a more efficient, longer lasting Bernas Ion Source, provide significant advantages in manufacturing environments.

OPTIONAL BILLI STRUCTURE FOR THE TANDETRON 1520

    To further advance low-cost manufacturing processes, Genus developed, through joint development programs with its customers, a special isolation technology called the Buried Implanted Layer for Lateral Isolation or "BILLI" structure. BILLI, an advanced, MeV retrograde well formation technology, can be used for process simplification in the manufacture of DRAM, SRAM and flash memory as well as logic. BILLI can eliminate one to two masking steps from current standard MeV retrograde well processes and three to four masking steps from conventional diffused well processes. An additional benefit BILLI brings to logic IC design is that transistors can be placed closer together on a chip, improving packing densities. Also, when the BILLI structure is used, latch up, a parasitic effect that degrades CMOS IC performance, can be improved and delay the introduction of complex oxide isolation schemes such as recessed LOCOS or shallow trench isolation. In some cases use of the BILLI structure has eliminated the need to use expensive silicon epi. Presently, more than ten of the world's leading device makers are engaged with the Company in joint development programs established to develop low-cost manufacturing processes.

    GENUS 1510. The Company's 1510 MeV ion implantation system was designed to meet low and medium dose requirements in the 40 keV to 3 MeV range. Introduced in September 1992, the 1510 is Genus' second generation MeV ion implanter and incorporates the basic design and field experience of its predecessor, the 1500. It is a fully automated, highly reliable implanter with excellent beam purity at throughput approaching 180 wafers per hour on 200mm wafers.

    Genus' ion implant customers include: AMD, Fujitsu, Hyundai, LG Semicon, Mitsubishi, Newport Wafer-Fab Ltd., Philips Semiconductor, Samsung, SGS-Thomson, Sharp, Sony and Symbios Logic.

THIN FILM (CVD)

    The manufacture of integrated circuits entails a series of steps in which layers of conductive and non-conductive materials are deposited onto the surface of wafers made of semiconducting material and are then imaged and etched repeatedly to form device patterns. Deposited thin films include those used for interconnect layers (conductors of electrical current) and those used for dielectrics (insulating or non-conductive layers). The interconnect or metal layer is deposited on the wafer surface to provide the electrical connection between the various circuit elements, while the dielectric layer is deposited on top of the interconnect layer to provide electrical insulation between conductive layers. Tungsten silicide CVD process improves the conductivity of local polysilicon interconnects, thereby producing faster DRAM, SRAM and flash memory devices.

CURRENT THIN FILM PRODUCTS

    Genus' CVD systems are designed for the deposition of tungsten silicide on gate interconnects to increase speed. The Company offers the 7000 Series, a single wafer, tungsten silicide cluster tool. Genus' two other hardware architectures, the 8700 Series and the 6000 Series, also deposit tungsten silicide.

    GENUS 7000 SYSTEM. In December 1994, to meet the advanced technology requirements of the 64M DRAM generation and beyond, the Company introduced the Genus 7000, a single wafer, open architecture cluster tool which supports silane and dichlorosilane (DCS) process chemistries. Semiconductor manufacturers benefit by both the 7000's high throughput, resulting in higher productivity and lower cost-of-ownership, as well as its low as-deposited stress that provides higher process yield. By offering the lowest fluorine content, manufacturers using DCS also gain more reliable gate oxides with the Genus 7000.

    This system is currently used in production by manufacturers of advanced dynamic random access memory (DRAM) and flash memory devices to 0.25 micron. The 7000 features a MESC-compatible wafer handling platform from Brooks Automation with a centrally located, dual end effector robot for high throughput operation with up to four process modules. The cluster tool is controlled by an easy-to-use Windows-TM- based graphic user interface. The modular design of the 7000 enables the addition of other process modules to the cluster tool. Other manufacturing advantages offered by the Genus 7000 include a multi-zone resistive heater for more uniform wafer heating, single or two-zone showerheads for improved film composition uniformity and a state-of-the-art gas delivery system that minimizes chamber-to-chamber variance.

    LRS SILICIDE. LRS Silicide, a Low Resistivity, low Stress CVD tungsten silicide, was introduced by Genus in December 1996. LRS silicide offers a 20% reduction resistivity and extremely as-deposited low stress, while retaining the advantages of conventional dichlorosilane (DCS) chemistry. Memory device manufacturers using the production-proven DCS and tungsten hexafluoride chemistries can easily insert LRS silicide into existing process flows, providing increased yields and faster devices.

    GENUS 8700 SERIES. A batch CVD tungsten silicide product, the 8700 Series incorporates six heated chucks in the batch chamber and six gas injection ports, which enable individual wafer process adjustments of gas flows and chuck temperature for superior wafer-to-wafer repeatability. The dual cassette load-lock system provides continuous wafer loading and unloading capability, which results in high system throughput (wafers per hour).

    The cold wall reaction chamber and robotic wafer handling system are designed to ensure highly reliable operation with a minimum of foreign material generation. The system's through-the-wall mounted main frame design is ideally suited for use in Class 1 or above cleanrooms. All models of the 8700 can be configured to process from 100 mm (4") to 200 mm (8") wafers.

    GENUS 6000 SERIES. Similar in design to the 8700 Series, the 6000 Series is a third-generation tool incorporating new designs to ensure reliability and ease of maintenance. It was designed to meet the factory automation needs of the industry. The 6000 Series consists of a closed architecture cluster system that incorporates the 8700-style six-chuck batch CVD chamber. This system also offers dual cassette load-lock architecture that enables continuous batch processing. A new robotic handling system allows mechanical set-up through computer-controlled recipes. The overall design features component upgrades that provide production-worthy processing of 100mm (4") to 200mm (8") wafers.

    Genus' thin film customers include: AMD, Fujitsu, Hitachi, Hyundai, IBM, LG Semicon, Samsung, Sanyo, SGS-Thomson and Sharp.

MARKETING, SALES AND SERVICE

    Genus sells and supports its ion implantation and CVD products through direct sales and customer support organizations in the U.S., Western Europe and Korea and through six exclusive sales representatives and distributors in the U.S., Japan, Korea, Taiwan and Hong Kong. Yarbrough Southwest provides sales distribution in the Southwestern region of the U.S. and SemiTorr in the Northwest. Genus KK provides field service and support in Japan. Innotech Corporation serves as the company's sales distributor and augments Genus KK's support efforts. Genus Korea, Ltd., established in January 1996, provides in-country field service and support as well as system sales. Sales in the Korean and Taiwanese markets are served by the representative organizations of Aju-Exim and Spirox, respectively. Hong Kong and the People's Republic of China are served by Katech International, Ltd., based in Hong Kong. The Asia/Pacific organizations provide sales and service, as well as distribution assistance for spare parts. Genus distributes spare parts from several worldwide depots including Sunnyvale, California; Tokyo, Japan; Seoul, Korea; Hsin-Chu City, Taiwan; and Evry, France. To facilitate its marketing efforts, the Company has cleanroom applications laboratories in Sunnyvale, California, and Newburyport, Massachusetts.

    Genus' products are sold primarily to domestic and foreign device manufacturers, including both foundries (companies producing semiconductors principally for other semiconductor manufacturers) and companies producing semiconductors mainly for outside sales.

    The Company maintains sales, technical support and service personnel at its principal executive offices located in Sunnyvale, California and Newburyport, Massachusetts. Genus has also established several foreign subsidiaries to facilitate its sales and service activities abroad: Genus Korea, Ltd. in Seoul, Korea; Genus KK in Tokyo, Japan; Genus Europa SARL in Evry, France; Genus Europa Ltd. in Melbourn, Herts, England; Genus Europa GmbH in Stuttgart, Germany; and Genus Europa Srl. in Milan, Italy. These subsidiaries provide installation, field service and maintenance, as well as additional technical support to assist Genus' customers in effectively utilizing the Company's products. Such services are also provided by the Company's distributors in Tokyo, Seoul, Taipei and Hong Kong. The Company warrants its products against defects in material and workmanship for 12 months.

    While the Company has experienced no difficulty to date in complying with U.S. export controls, these rules could change in the future and make it more difficult or impossible for the Company to export its products to various countries.

    BACKLOG. The Company's backlog at December 31, 1996, was approximately $19.8 million, compared with approximately $45.0 million at December 31, 1995. Genus includes in its backlog only those orders for which a customer purchase order has been received and a delivery date within 12 months has been specified. The Company's backlog at December 31, 1996, consisted of product shipments expected to be delivered during calendar year 1997. However, because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

    Constant technological change, fierce competition and a high rate of technical obsolescence are key characteristics of the semiconductor equipment industry. Genus' future prospects depend in part on the Company's ability to broaden its market acceptance by differentiating its products on the basis of production-worthiness, technical capability, productivity, particle control and customer support. To maintain close relationships with its customers and remain responsive to their requirements, continued investment is needed for research and development. Research and development expenses may increase in the future.

    As part of its research and development program, the Company has established technical research relationships with certain major semiconductor manufacturers and universities to further enhance its product development and knowledge for advanced ULSI devices.

COMPETITION

    The Company believes that the principal competitive factors in the semiconductor equipment market are product performance, quality and reliability, wafer throughput, customer support, equipment automation, price and relationships.

    Genus competes with a number of companies that historically have had wider name recognition, broader product acceptance within the industry and substantially greater resources. In addition, the rapid rate of technological change in the industry creates opportunities for firms to enter this market and apply new technologies to meet its needs. Accordingly, the Company anticipates that it will face competition in the domestic as well as foreign marketplace from both well-established and new competitors. There can be no assurance that the Company can successfully compete with such companies.

    In the ion implantation marketplace, the Company's MeV ion implantation system competes primarily with one other MeV system. The Company believes that its high energy MeV system currently has certain technological advantages over the competing MeV system. Genus has new applications for MeV ion implantation technology that it believes will see widespread use in the future since they enable significant manufacturing cost reduction and improved integrated circuit performance. The Company faces direct competition from Eaton Corporation. The presence of Eaton in the MeV marketplace has continued to increase during 1996. There can be no assurance that competition in the Company's particular MeV product market will not intensify or that Genus' technical advantages may not be reduced or lost as a result of technical advances made by competitors or changes in semiconductor processing technology.

    In the CVD market, Genus competes with other producers of CVD systems, as well as alternative methods of deposition, such as sputtering, and thin films other than tungsten silicide. The Company faces direct competition in tungsten silicide from Applied Materials, Inc. and Tokyo Electron, Ltd. The impact of their presence in the CVD tungsten silicide market continued to increase during 1996. There can be no assurance that levels of competition in the Company's particular CVD product market will not intensify or that Genus' technical advantages may not be reduced or lost as a result of technical advances made by competitors or changes in semiconductor processing technology.

MANUFACTURING AND SUPPLIERS

    Most of the components for the Company's CVD tungsten silicide systems are produced in subassemblies by independent domestic suppliers according to the Company's design and procurement specifications. Many components of the Company's MeV ion implantation systems are also acquired as subassemblies from outside domestic vendors. The Company anticipates that the use of such subassemblies will continue to increase in order to achieve additional manufacturing efficiencies. The Company has alternate sources of supply for the components and parts purchased from outside suppliers, except for certain components used in its CVD tungsten and MeV ion implantation products that are presently available only from single sources. To date, the Company has been able to obtain adequate supplies of such components in a timely manner from existing sources. However, the inability to develop alternate sources or to obtain sufficient source components as required in the future, could result in delays of product shipments that would have a material adverse affect on the Company's operating results.

    The Company's thin film CVD operation is located in Sunnyvale, California, while its MeV ion implantation technology manufacturing operation is located in Newburyport, Massachusetts.

INTELLECTUAL PROPERTY

    The Company believes that because of the rapid technological change in the industry its future prospects will depend primarily upon the expertise and creative skills of its personnel in process technology, new product development, marketing, application engineering and product engineering, rather than on patent protection. Nevertheless, the Company has a policy to actively pursue domestic and foreign patent protection to cover technology developed by the Company. The Company's current patents include technology relating to cold wall CVD of tungsten silicide, ion beam formation, high energy ion acceleration, ion implant angle control, wafer cleaning, and wafer heating and handling in vacuum.

    In 1987, the Company's Ion Technology Division (formerly General Ionex) and Eaton Corporation entered into a licensing agreement whereby the Company uses certain ion implantation-related technology.

EMPLOYEES

    As of December 31, 1996, the Company employed 325 people on a full-time basis. As a result of the Company's 8% reduction in force in January 1997, the number of employees as of March 10, 1997 was 300. The Company believes that its relations with its employees are satisfactory. None of the employees are covered by a collective bargaining agreement.

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

ITEM 2.

PROPERTIES

    The Company's executive offices, thin film manufacturing and research and development operations are presently located in one building in Sunnyvale, California, totaling approximately 100,500 square feet. The California facilities are occupied under a lease expiring in October 2002, with a current annual rental expense of approximately $665,000. Genus' Ion Technology Division is located in Newburyport, Massachusetts. This facility, totaling approximately 70,000 square feet, is occupied under a lease expiring in May 2017, with an annual rental expense of approximately $845,000. The Company also leases sales and support offices in Seoul, South Korea; Tokyo, Japan; Evry, France; and Rockville Center, New York. The Company owns substantially all of the machinery and equipment used in its facilities. See Notes 3 and 8 of Notes to Consolidated Financial Statements. The Company believes that its existing facilities and capital equipment are adequate to meet its current requirements and that suitable additional or substitute space will be available as needed.

ITEM 3.

LEGAL PROCEEDINGS

    None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART 2

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

    The common stock of Genus, Inc., is traded in the over-the-counter market under the NASDAQ symbol GGNS. The high and low last sales prices for 1996 and 1995, set forth below are as reported by the NASDAQ National Market System. At March 10, 1997, the Company has 499 shareholders.

                                                                  1996                    1995
                                                          --------------------    --------------------
                                                            HIGH        LOW         HIGH        LOW
                                                          --------    --------    --------    --------
First Quarter..........................................   $ 9         $ 5 5/8     $11 1/4     $ 7 1/4
Second Quarter.........................................    12           5 3/4      14 1/8       9 1/2
Third Quarter..........................................     9 1/2       5 3/4      16 3/4      11 15/16
Fourth Quarter.........................................     7 1/16      4 7/8      15 1/2       6 49/64

    The Company has not paid cash dividends on its common stock since inception, and its Board of Directors presently intends to reinvest the Company's earnings, if any, in its business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

ITEM 6.

SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                        FOR THE YEARS ENDED DECEMBER 31
               (IN THOUSANDS, EXCEPT PER SHARE AND EMPLOYEE DATA)

                                                          1996        1995       1994       1993        1992
                                                       ----------  ----------  ---------  ---------  ----------
Net sales............................................  $   82,509  $  100,350  $  63,616  $  44,236  $   40,079
Gross profit.........................................      26,972      39,239     24,967     13,900       9,661
Gross profit as a percentage of sales................          33%         39%        39%        31%         24%
Income (loss) from operations........................  $  (11,458) $    7,976  $   3,729  $  (6,974) $  (17,382)
Net income (loss)....................................      (9,205)     19,282      4,177     (6,883)    (17,095)
Net income (loss) per share..........................  $    (0.56) $     1.20  $    0.32  $   (0.57) $    (1.45)

Cash and cash equivalents............................  $   11,827  $   12,630  $  10,188  $  10,423  $    9,684
Total assets.........................................      89,132      95,247     54,997     45,205      49,258
Long-term obligations, less current portion..........       1,260       1,034        523      1,042       2,342
Working capital......................................      39,290      50,061     23,201     22,162      29,455
Shareholders' equity.................................      68,251      75,361     36,986     31,751      37,771
Backlog..............................................      19,846      44,996     44,011     18,945       7,783
Number of employees..................................         325         319        264        212         246

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

1996 COMPARED TO 1995

    The components of the Company's statements of income, expressed as percentage of total revenue, are as follows:

                                                                           YEARS ENDED DECEMBER
                                                                                    31,
                                                                          -----------------------
                                                                          1996     1995     1994
                                                                          -----    -----    -----
Net sales.............................................................    100.0%   100.0%   100.0%
Costs and expenses:
  Cost of goods sold..................................................     67.3     60.9     60.8
  Research and development............................................     17.7     12.2     14.1
  Selling, general and administrative.................................     21.7     18.9     19.2
  Special charge......................................................      7.2     --       --
                                                                          -----    -----    -----
    Income (loss) from operations.....................................    (13.9)     8.0      5.9
Other income, net.....................................................      0.1      0.3      1.0
                                                                          -----    -----    -----
    Income (loss) before provision for income taxes...................    (13.8)     8.3      6.9
Provision for (benefit from) income taxes.............................     (2.7)   (10.9)     0.3
                                                                          -----    -----    -----
    Net income (loss).................................................    (11.1)%   19.2%     6.6%
                                                                          -----    -----    -----
                                                                          -----    -----    -----

    Net sales for the year ended December 31, 1996 were $82.5 million, compared to net sales of $100.4 million in 1995. The 18 percent decrease in net sales was due primarily to lower tungsten chemical vapor deposition (CVD) systems sales as a result of the overall slowdown of the dynamic random access memory (DRAM) market during the last 12 months (particularly in Korea), offset by greater ion implantation (MeV) system and non-system sales. Foreign sales accounted for 86 percent of the Company's net sales in 1996, compared to 88 percent in 1995. In 1996, non-system sales increased thirteen percent when compared to non-system sales during same period in 1995.

    Gross margin for the year ended December 31, 1996 was 33 percent, compared to 39 percent in 1995. The decline in gross margin was primarily due to the shift in product sales mix from CVD system sales, which have higher gross margins, to MeV system sales, which have lower gross margins, lower absorption of manufacturing costs as a result of lower sales volumes and higher service costs associated primarily with the opening of Genus Korea, Ltd. The Company's gross margins have historically been affected by variations in average selling prices (ASP), changes in the mix of product sales, unit shipment levels, the level of foreign sales, and competitive pricing pressures. The Company anticipates that these conditions will continue for the foreseeable future in light of current market conditions.

    As a percentage of net sales, research and development (R&D) expenses for the year ended December 31, 1996 were 18 percent, compared to 12 percent in 1995. On a dollar basis, R&D expenses during 1996 increased $2.4 million when compared to the same period in 1995. This increase was primarily due to investments in personnel, product development material costs and engineering tools for new product development. The increase in R&D expenses as a percentage of net sales was due to lower net sales in addition to the increased R&D spending. The Company's R&D expenses in 1996 and 1995 are net of software capitalization costs of $0.4 million and $0.9 million, respectively. The Company serves markets that are highly competitive and rapidly changing, and believes that it must continue to maintain its investment in R&D to develop competitive products. Accordingly, the Company anticipates that R&D expenses may increase in the future.

    Selling, general and administrative (S,G&A) expenses were 22 percent of net sales for the year ended December 31, 1996, compared to 19 percent of net sales for 1995. The increase was primarily due to lower net sales. On an absolute dollar basis, S,G&A expenses for the year ended December 31, 1996 decreased

$1.1 million when compared to the same period in 1995. The decrease was due to lower payroll-related costs associated with the reduction in force (RIF) during the third and fourth quarters of 1996 and lower commission and incentive expenses.

    During the year ended December 31, 1996, the Company incurred special charges of $5.9 million, relating primarily to capacity cost reductions in association with the Company's reduction in personnel in the third and fourth quarters of 1996, increased inventory reserves and the write-off of property and equipment.

    In 1996, the Company had $53,000 in other income, compared to $300,000 in other income for the comparable period in 1995. The decrease was principally due to lower interest income as a result of lower cash balances and higher interest expense associated with lease financing. The effective tax rate for the year ended December 31, 1996 was 19% compared to an effective tax rate of 132% for the same period in 1995. The significant change in the effective tax rate was due primarily to the recognition of lower amounts of deferred tax assets in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes," and net losses incurred by the Company in 1996. The Company anticipates that, in the future, the effective tax rate will be approximately 38%.

    Because of the current market conditions, the fluctuation in the Company's order rates in the last 12 months, the Company's continued reliance on one customer for a significant portion of its orders and that customer's recent announcements to reduce or delay semiconductor equipment purchases, the slowdown in the Korean semiconductor market, the overall decline in the worldwide DRAM market, the continued competitive market environment for the Company's products, and the historically cyclical nature of the semiconductor equipment market, the Company remains cautious about the prospects for its business over the next 12 months. The Company continues to make strategic investments in new product development and manufacturing improvements with a view of improving future performance by enhancing product offerings; however, such investment may adversely affect short-term operating performance. The Company is also continuing its efforts to implement productivity improvements for future operating performance. The Company believes that the future economic environment could continue to lengthen the order and sales cycles for its products, causing it to continue to simultaneously book and ship some orders during the same quarter. There can be no assurance that the Company's strategic efforts will be successful.

1995 COMPARED TO 1994

    Genus' net sales in 1995 increased 58 percent over net sales in 1994 to $100.4 million. The increase in net sales was primarily due to the introduction of the Genus 7000 tungsten CVD system with a higher ASP and, secondarily, to greater unit sales of the Company's MeV systems. In addition, the increase was driven by continued strong demand for capital equipment by semiconductor manufacturers, particularly in Korea. Foreign sales accounted for 88 percent of the Company's net sales in 1995, compared to 89 percent in 1994. Net sales from the Company's customer support group increased five percent when compared to the same period in 1994.

    Gross margin for the years ended 1995 and 1994 was 39 percent of net sales. While there was no change in the Company's consolidated gross profit percentage between 1995 and 1994, gross margins on products sold by the Company's Thin Film Division (TFD) and Ion Technology Division (ITD) in 1995 were significantly different. During 1995, gross margins at TFD improved three percentage points and eroded five percentage points at ITD. The improvement in gross margin at TFD was the result of higher ASP on Genus 7000 system sales, improved production cycle times and manufacturing efficiencies due to increased volumes. The erosion in gross margins at ITD was due principally to increased service and warranty costs, higher product transition costs associated with the introduction of the division's new Tandetron 1520 MeV ion implantation system, manufacturing inefficiencies related to volume and product transition, and lower ASP due to competitive pressures.

    In 1995, R&D expenses were $12.3 million compared to $9.0 million in 1994, a 36 percent increase. The $3.3 million increase in R&D was due to continued investments made by the Company in additional personnel, higher new product development material costs and greater depreciation expenses associated with equipment purchased for new product development. As a percentage of net sales, R&D expenses in 1995 and 1994 were 12 percent and 14 percent, respectively. The decrease in R&D expenses as a percentage of sales was due principally to the increased net sales volume. The Company's R&D expenses in 1995 and 1994 are net of the capitalization of software costs of $0.9 million and $0.8 million, respectively.

    Selling, general and administrative expenses (S, G &A) as a percentage of sales were 19 percent for both years ended December 31, 1995 and 1994. On an absolute dollar basis, S,G&A expenses for the year ended December 31, 1995 increased $6.8 million when compared to the same period in 1994. The absolute dollar increase was primarily due to personnel additions and related payroll costs to support the Company's growth rate, higher sales commissions and incentives and increased depreciation expense.

    During the year ended December 31, 1995, the Company had $0.3 million in other income, compared to $0.7 million in other income for the same period in 1994. The decrease in other income was due to the write-off of leasehold improvements in connection with the relocation of the Company's ITD facility scheduled for mid-1996 and the gain on the sale of property and equipment in 1994, but not in 1995, offset by higher interest income earned on higher cash balances outstanding during 1995 when compared to the same period in 1994.

    The effective tax rate for the year ended December 31, 1995 was (132) percent compared to an effective tax rate of 5 percent for the same period in 1994. The significant change in the effective tax rate was due primarily to the one-time recognition of deferred tax assets in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes."

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 1996, the Company's cash and cash equivalents decreased $800,000 due primarily to the purchase of property and equipment of $6.6 million and payments of long-term debt of $1.0 million, offset by cash generated from operating activities of $2.4 million, proceeds from the issuance of common stock of $2.2 million, and net bank borrowings of $2.5 million. The positive change in cash from operating activities resulted primarily from depreciation and amortization of $6.9 million and a decrease in accounts receivable of $11.2 million as a result of lower net sales, offset by a net loss of $9.2 million, less the non-cash portion of the special charge that totaled $5.9 million, an increase in inventory of $4.5 million due to purchases made in prior quarters to meet anticipated shipments, a $1.8 million decrease in accounts payable related primarily to lower inventory purchases and overhead expenses, a $1.1 million decrease in accrued expenses, primarily as a result of lower incentive and commissions accruals, and an increase in non-current other assets of $1.5 million primarily related to foreign value added taxes and building deposits.

    The Company's primary source of funds at December 31, 1996 consisted of $11.8 million in cash and cash equivalents, and funds available under a $10.0 million revolving line of credit. The line of credit is secured by substantially all of the assets of the Company and expires in July 1997. At December 31, 1996, the Company had borrowings of $2.5 million outstanding under the line of credit.

    Capital expenditures during 1996, either by cash or capital lease obligations, were $8.2 million and related primarily to acquisition of machinery and equipment for the Company's R&D and applications laboratories and leasehold improvements and equipment for its new Ion Technology facility in Newburyport, Massachusetts. During 1996, the Company expended approximately $4.2 million for leasehold improvements and equipment associated with the new facility. The Company financed these expenditures through new or existing lease lines. Furthermore, the Company anticipates that additional capital expenditures, if any, during 1997 will be funded through existing working capital or lease financing.

    The Company believes that cash generated from operations, if any, and existing credit facilities will be sufficient to satisfy its cash needs through the end of fiscal 1997. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

RISK FACTORS

    THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN ADDITION TO THE OTHER INFORMATION PRESENTED IN THIS REPORT. THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING RISK FACTORS.

    HISTORICAL PERFORMANCE. Although the Company had net income of $19.3 million and $4.2 million in the years ended December 31, 1995 and 1994, the Company experienced losses of $9.2 million, $6.9 million and $17.1 million for the years ended December 31, 1996, 1993 and 1992, respectively. As a result of the Company's inconsistent sales and operating results in recent years, there can be no assurance that the Company will be able to sustain consistent future revenue growth on a quarterly or annual basis, or that the Company will be able to maintain consistent profitability on a quarterly or annual basis.

    COMPETITION. The semiconductor manufacturing capital equipment industry is highly competitive. The Company faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources in order to offer a broader range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development. Many of the Company's existing and potential competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, as well as greater name recognition. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering MeV or CVD products similar to those sold by the Company, it would materially adversely affect the Company's ability to sell its products to these manufacturers. There can be no assurance that the Company will continue to compete successfully in the United States or worldwide. The Company faces direct competition in CVD tungsten silicide from Applied Materials, Inc. and Tokyo Electron, Ltd. In the MeV marketplace, the Company's MeV ion implantation systems compete with MeV systems marketed by Eaton Corporation. There can be no assurance that these or other competitors will not succeed in developing new technologies, in offering products at lower prices than those of the Company or in obtaining market acceptance for products more rapidly than the Company.

    DEPENDENCE ON NEW PRODUCTS AND PROCESSES. The Company believes that its future performance will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities. As a result, the Company expects to continue to invest in research and development. The Company also must manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. There can be no assurance that the market will accept the Company's new products or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner to satisfy customer needs or achieve market acceptance. The failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if the Company is not successful in the development of advanced processes or equipment for manufacturers with whom it has formed strategic alliances. its ability to sell its products to those manufacturers would be adversely affected.

    CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY. The Company's business depends on the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is cyclical and is currently experiencing a downturn, which has had an adverse effect on the semiconductor industry's demand for semiconductor manufacturing capital equipment. Prior and current semiconductor industry downturns have adversely affected the Company's revenues, operating margins and results of operations. There can be no assurance that the Company's revenues and operating results will not continue to be materially and adversely affected if a downturn in the semiconductor industry continues, or occurs in the future. In addition, the need for continued investment in research and development, substantial capital equipment requirements and extensive ongoing worldwide customer service and support capability may limit the Company's ability to reduce expenses or to maintain them at current levels. Accordingly, there is no assurance that the Company will be profitable in the future.

    RELIANCE ON INTERNATIONAL SALES. International sales accounted for approximately 86%, 88% and 89% of total net sales in the years ended 1996, 1995 and 1994, respectively. In addition, net sales to Korean customers accounted for approximately 59%, 63% and 60% of total net sales during the same periods. The Company anticipates that international sales, including sales to Korea, will continue to account for a significant portion of net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Although the Company's foreign sales are primarily denominated in U.S. dollars and the Company does not engage in hedging transactions, the Company's foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could have the effect of making the Company's products more or less expensive. Furthermore, while the Company has experienced no difficulty to date in complying with U.S. export controls, these rules could change in the future and make it more difficult or impossible for the Company to export its products to various countries. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

    RELIANCE ON A SMALL NUMBER OF CUSTOMERS. Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. In 1996, two customers accounted for 53% and 18%, respectively, of the Company's net sales. Net sales to one customer accounted for 63% of total net sales in 1995. In 1994, net sales to three customers accounted for 33%, 19% and 14%, respectively, of total net sales. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future product sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. Furthermore, one customer accounts for all of the sales of the Genus 7000 System, which accounts for 23% of the Company's revenues. The loss of this customer or another significant customer or any reduction in orders from this customer or another significant customer, including reductions due to this customer's or another significant customer's departure from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, would have a material adverse effect on the Company's business, financial condition and results of operations.

    PRODUCT CONCENTRATION; RAPID TECHNOLOGICAL CHANGE. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company derives its revenue primarily from the sale of its MeV ion implantation and tungsten silicide CVD systems. The Company estimates that the life cycle for these systems is generally three to five years. The Company believes that its future prospects will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities. As a result, the Company expects to continue to make significant investments in research and development. The Company also must manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing and future processes in a timely manner to satisfy customer needs or achieve market acceptance. The failure to do so could adversely affect the Company's business, financial condition and results of operations. Furthermore, if the Company is not successful in the development of advanced processes or equipment for manufacturers with whom it currently does business, its ability to sell its products to those manufacturers would be adversely affected.

    FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's revenue and operating results may fluctuate significantly from quarter to quarter. The Company derives its revenue primarily from the sale of a relatively small number of high-priced systems, many of which may be ordered and shipped during the same quarter. The Company's results of operations for a particular quarter could be adversely affected if anticipated orders, for even a small number of systems, were not received in time to enable shipment during the quarter, anticipated shipments were delayed or canceled by one or more customers or shipments were delayed due to manufacturing difficulties. The Company's revenue and operating results may also fluctuate due to the mix of products sold and the channel of distribution.

    VOLATILITY OF STOCK PRICE. The Company's Common Stock has experienced substantial price volatility, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of, or announcements by, the Company, its competitors or its customers. Also, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions in the United States and the countries in which the Company does business, may adversely affect the market price of the Company's Common Stock. In addition, the occurrence of any of the events described in this Risk Factors section could have a material adverse effect on such market price. See Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters."

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                1996       1995
                                                                                              ---------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents.................................................................  $  11,827  $  12,630
  Accounts receivable (net of allowance for doubtful accounts of $250 in 1996 and 1995).....     15,555     26,796
  Inventories...............................................................................     26,464     24,437
  Other current assets......................................................................        638        623
  Current deferred taxes....................................................................      4,427      4,427
                                                                                              ---------  ---------
    Total current assets....................................................................     58,911     68,913
  Property and equipment, net...............................................................     15,345     14,627
  Other assets, net.........................................................................      4,459      3,824
  Noncurrent deferred taxes.................................................................     10,417      7,883
                                                                                              ---------  ---------
                                                                                              $  89,132  $  95,247
                                                                                              ---------  ---------
                                                                                              ---------  ---------

LIABILITIES
Current Liabilities:
  Short-term bank borrowings................................................................  $   2,500  $  --
  Accounts payable..........................................................................      5,304      7,129
  Accrued expenses..........................................................................     10,808     11,042
  Current portion of long-term debt and capital lease obligations...........................      1,009        681
                                                                                              ---------  ---------
    Total current liabilities...............................................................     19,621     18,852
                                                                                              ---------  ---------
Long-term debt and capital lease obligations, less current portion..........................      1,260      1,034
                                                                                              ---------  ---------
Commitments (Note 8)

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized, 2,000,000 shares;
    Issued and outstanding, none
Common stock, no par value:
  Authorized 20,000,000 shares;
    Issued and outstanding, 16,723,927 shares (1996) and 16,163,539 shares (1995)...........     97,915     95,683
  Accumulated deficit.......................................................................    (29,527)   (20,322)
  Cumulative translation adjustment.........................................................       (137)    --
                                                                                              ---------  ---------
  Total shareholders' equity................................................................     68,251     75,361
                                                                                              ---------  ---------
                                                                                              $  89,132  $  95,247
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    The accompanying notes are an integral part of the financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  1996        1995       1994
                                                                               ----------  ----------  ---------
Net sales....................................................................  $   82,509  $  100,350  $  63,616
Costs and expenses:
  Cost of goods sold.........................................................      55,537      61,111     38,649
  Research and development...................................................      14,639      12,259      8,999
  Selling, general and administrative........................................      17,901      19,004     12,239
  Special charge.............................................................       5,890      --         --
                                                                               ----------  ----------  ---------
    Income (loss) from operations............................................     (11,458)      7,976      3,729
Other income, net............................................................          53         327        661
                                                                               ----------  ----------  ---------
  Income (loss) before provision for (benefit from) income taxes.............     (11,405)      8,303      4,390
Provision for (benefit from) income taxes....................................      (2,200)    (10,979)       213
                                                                               ----------  ----------  ---------
    Net income (loss)........................................................  $   (9,205) $   19,282  $   4,177
                                                                               ----------  ----------  ---------
                                                                               ----------  ----------  ---------
Net income (loss) per share..................................................  $    (0.56) $     1.20  $    0.32
                                                                               ----------  ----------  ---------
                                                                               ----------  ----------  ---------
Shares used in per share calculations........................................      16,423      16,063     13,106
                                                                               ----------  ----------  ---------
                                                                               ----------  ----------  ---------

    The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                             CUMULATIVE
                                                                    COMMON    ACCUMULATED    TRANSLATION
                                                                     STOCK      DEFICIT      ADJUSTMENT      TOTAL
                                                                   ---------  ------------  -------------  ---------
Balances, January 1, 1994........................................  $  75,532   $  (43,781)    $  --        $  31,751
  Issuance of 214,024 shares of common stock under stock option
    plan.........................................................        573       --            --              573
  Issuance of 195,274 shares of common stock under employee stock
    purchase plan................................................        485       --            --              485
  Net income.....................................................     --            4,177        --            4,177
                                                                   ---------  ------------        -----    ---------
Balances, December 31, 1994......................................     76,590      (39,604)       --           36,986
  Issuance of 2,539,018 shares of common stock under private
    placement offering...........................................     16,222       --            --           16,222
  Issuance of 542,450 shares of common stock under stock option
    plan.........................................................      1,161       --            --            1,161
  Tax benefit on exercise of stock options.......................        750       --            --              750
  Issuance of 269,043 shares of common stock under employee stock
    purchase plan................................................        960       --            --              960
  Net income.....................................................     --           19,282        --           19,282
                                                                   ---------  ------------        -----    ---------
Balances, December 31, 1995......................................     95,683      (20,322)       --           75,361
  Issuance of 310,471 shares of common stock under stock option
    plan.........................................................      1,125       --            --            1,125
  Issuance of 249,917 shares of common stock under employee stock
    purchase plan................................................      1,107       --            --            1,107
  Net loss.......................................................     --           (9,205)       --           (9,205)
  Translation adjustment.........................................     --           --              (137)        (137)
                                                                   ---------  ------------        -----    ---------
Balances, December 31, 1996......................................  $  97,915   $  (29,527)    $    (137)   $  68,251
                                                                   ---------  ------------        -----    ---------
                                                                   ---------  ------------        -----    ---------

    The accompanying notes are an integral part of the financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                                    1996        1995       1994
                                                                                  ---------  ----------  ---------
Cash flows from operating activities:
  Net income (loss).............................................................  $  (9,205) $   19,282  $   4,177
  Adjustments to reconcile to net cash from operating activities
    Special charge..............................................................      5,890      --         --
    Gain (loss) on sale of property and equipment...............................     --             261       (461)
    Depreciation and amortization...............................................      6,945       4,244      2,622
    Deferred taxes..............................................................     (2,534)    (11,560)    --
    Changes in assets and liabilities:
      Accounts receivable.......................................................     11,191     (11,627)    (2,442)
      Inventories...............................................................     (4,509)     (9,760)    (3,945)
      Other current assets......................................................       (865)         32         37
      Accounts payable..........................................................     (1,825)      1,271      3,632
      Accrued expenses..........................................................     (1,094)      4,417       (558)
      Other, net................................................................     (1,545)       (701)       (68)
                                                                                  ---------  ----------  ---------
        Net cash provided by (used in) operating activities.....................      2,449      (4,141)     2,994
                                                                                  ---------  ----------  ---------
Cash flows from investing activities:
  Acquisition of property and equipment.........................................     (6,611)     (5,594)    (4,671)
  Proceeds from disposition of property and equipment...........................     --          --            595
  Capitalization of software development costs..................................       (360)       (937)      (831)
                                                                                  ---------  ----------  ---------
        Net cash used in investing activities...................................     (6,971)     (6,531)    (4,907)
                                                                                  ---------  ----------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock........................................      2,232      18,343      1,058
  Proceeds from short-term bank borrowings......................................      4,000      --          6,600
  Payment of short-term bank borrowings.........................................     (1,500)     (3,800)    (4,900)
  Payments of long-term debt....................................................       (990)     (1,429)    (1,080)
                                                                                  ---------  ----------  ---------
        Net cash provided by financing activities...............................      3,742      13,114      1,678
                                                                                  ---------  ----------  ---------
Effect of exchange rate changes on cash.........................................        (23)     --         --
Increase (decrease) in cash.....................................................       (803)      2,442       (235)
Cash and cash equivalents, beginning of year....................................     12,630      10,188     10,423
                                                                                  ---------  ----------  ---------
Cash and cash equivalents, end of year..........................................  $  11,827  $   12,630  $  10,188
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
  Interest......................................................................  $     210  $      172  $     180
  Income taxes..................................................................        105         209        154
Non-cash investing activities:
  Purchase of property and equipment under long-term debt
    obligations.................................................................      1,544       1,416        842
  Tax benefit on exercise of stock options......................................     --             750     --

    The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Genus, Inc. develops, manufactures, markets and services advanced thin film deposition and high energy (MeV) ion implantation equipment used in the fabrication of advanced semiconductor integrated circuits. The Company's products are marketed worldwide either directly to end users or through exclusive sales representative arrangements. In January 1996, the Company opened a subsidiary in Korea to provide sales and service support to Korean customers. The Company's customers include semiconductor manufacturers located throughout the United States, Europe and in the Pacific Rim including Japan, Korea and Taiwan. Genus conducts its business within one industry segment. The following is a summary of Genus' significant accounting policies.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Genus, Inc. and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents and classifies such amounts as cash.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short maturity of those financial instruments. Based on rates currently available to the Company for debt with similar terms and remaining maturities, the carrying values of debt approximate estimated fair values.

CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions located in the United States. The Company does not require collateral from its customers and maintains an allowance for credit losses, which historically have not been material.

INVENTORIES

    Inventories are stated at the lower of cost or market, using standard costs that approximate actual costs, under the first-in, first-out method.

DEPRECIATION AND AMORTIZATION

    Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining lease term, whichever is less.

OTHER ASSETS

    Other assets include goodwill and software development costs and are stated at cost. Goodwill represents the cost in excess of an acquired business and is amortized on a straight-line basis over 15 years.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Software development costs represent costs incurred subsequent to establishing the technological feasibility of software products and are amortized over the expected life of the products, estimated to be three years.

REVENUE RECOGNITION

    Revenue related to systems is recognized upon shipment or, prior to shipment, upon completion of customer source inspection and factory acceptance of the system where risk of loss and title to the system passes to the customer. A provision for the estimated future cost of system installation, warranty and commissions is recorded when revenue is recognized.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

    The Company accounts for income taxes using a method that requires deferred tax assets to be computed annually on an asset and liability method and adjusted when new tax laws or rates are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense (benefit) is the tax payable (refundable) for the period plus or minus the change in deferred tax assets and liabilities during the period.

FOREIGN CURRENCY

    The Company has foreign sales and service operations. With respect to all foreign subsidiaries excluding Korea, the functional currency is the U.S. dollar and transaction and translation gains and losses are included in net income
(loss) and have not been material in any year presented. The functional currency of the Company's Korean subsidiary is the Korean Won. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are reflected as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations.

NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and common equivalent (when dilutive) shares of common stock outstanding during each year.

EMPLOYEE STOCK PLANS

    The Company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company is continuing to account for its employee stock plans in accordance with the provisions of APB 25.

RECLASSIFICATION

    Certain amounts in prior years' financial statements have been reclassified to conform to the current year's presentation. These reclassifications did not change previously reported results.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2. INVENTORIES

    Inventories comprise the following:

                                                                DECEMBER 31,
                                                            --------------------
                                                              1996       1995
                                                            ---------  ---------
Raw materials and parts...................................  $  14,776  $  12,922
Work in process...........................................      6,847      9,169
Finished goods............................................      4,841      2,346
                                                            ---------  ---------
                                                            $  26,464  $  24,437
                                                            ---------  ---------
                                                            ---------  ---------

NOTE 3. PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and comprise the following:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
Equipment...............................................  $  16,145  $  12,512
Demonstration equipment.................................     14,047     12,877
Furniture and fixtures..................................      2,631      1,960
Leasehold improvements..................................      6,900      6,366
                                                          ---------  ---------
                                                             39,723     33,715
Less accumulated depreciation and amortization..........    (24,669)   (19,944)
                                                          ---------  ---------
                                                             15,054     13,771
Construction in process.................................        291        856
                                                          ---------  ---------
                                                          $  15,345  $  14,627
                                                          ---------  ---------
                                                          ---------  ---------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3. PROPERTY AND EQUIPMENT (CONTINUED)
    Equipment includes $3,479 and $2,258 of assets under capital leases at December 31, 1996 and 1995, respectively. Accumulated amortization on these assets is $1,402 and $713 at December 31, 1996 and 1995, respectively.

NOTE 4. OTHER ASSETS

    Other assets comprise the following:

                                                                DECEMBER 31,
                                                            --------------------
                                                              1996       1995
                                                            ---------  ---------
Goodwill..................................................  $   3,802  $   3,802
Software development costs................................      1,347      1,768
                                                            ---------  ---------
                                                                5,149      5,570

Accumulated amortization--goodwill........................     (2,421)    (2,167)
Accumulated amortization--software development costs......       (579)      (458)
                                                            ---------  ---------
                                                                2,149      2,945
Other.....................................................      2,310        879
                                                            ---------  ---------
                                                            $   4,459  $   3,824
                                                            ---------  ---------
                                                            ---------  ---------

    Amortization expense for software development costs was $507, $376 and $82 in 1996, 1995 and 1994, respectively.

NOTE 5. LINE OF CREDIT

    The Company has a revolving line of credit agreement with a bank that provides for maximum borrowings of $10 million and expires in July 1997. Borrowings under the line of credit, which are collateralized by substantially all of the assets of the Company, bear interest at the bank's prime rate (8 1/4% at December 31, 1996). The agreement requires the Company to comply with certain financial covenants and restricts the payment of dividends. At December 31, 1996, the Company had borrowings of $2.5 million outstanding under the line of credit.

NOTE 6. ACCRUED EXPENSES

    Accrued expenses comprise the following:

                                                                DECEMBER 31,
                                                            --------------------
                                                              1996       1995
                                                            ---------  ---------
System installation and warranty..........................  $   4,884  $   4,318
Accrued commissions and incentives........................      1,344      3,227
Accrued payroll and related items.........................      1,003      1,104
Other.....................................................      3,577      2,393
                                                            ---------  ---------
                                                            $  10,808  $  11,042
                                                            ---------  ---------
                                                            ---------  ---------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt comprises the following:

                                                                DECEMBER 31,
                                                            --------------------
                                                              1996       1995
                                                            ---------  ---------
Term loan payable in monthly installments through January
  1996 at 10 percent interest per annum and collateralized
  by substantially all assets of the Company..............  $  --      $      11
Capital lease obligations with interest rates ranging from
  4.2-- 15.6 percent......................................      2,153      1,581
Mortgage loan payable in monthly installments through
  October 2000 at 9 1/4 percent interest per annum and
  collateralized by a building............................        116        123
                                                            ---------  ---------
                                                                2,269      1,715
Less amounts due within one year..........................     (1,009)      (681)
                                                            ---------  ---------
                                                            $   1,260  $   1,034
                                                            ---------  ---------
                                                            ---------  ---------

    The future aggregate payments of long-term debt and capital lease obligations are as follows:

1997...............................................................  $   1,072
1998...............................................................        712
1999...............................................................        333
2000...............................................................        313
2001...............................................................         68
                                                                     ---------
                                                                         2,498
Less amounts representing interest on long-term debt and capital
  lease obligations................................................       (229)
                                                                     ---------
Principal payments and present value of minimum capital lease
  obligations......................................................  $   2,269
                                                                     ---------
                                                                     ---------

Certain of the capital lease agreements require the Company to comply with specific financial covenants and to pay stipulated amounts upon default or termination prior to the expiration of the basic lease terms.

NOTE 8. LEASE COMMITMENTS

    The Company leases certain of its facilities and various office equipment under operating leases expiring through 2017. The Company is responsible for property taxes, insurance and maintenance under the facility leases. Certain of these leases contain renewal options.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8. LEASE COMMITMENTS (CONTINUED)
    At December 31, 1996, minimum lease payments required under these operating leases are as follows:

1997...............................................................  $   1,747
1998...............................................................      1,734
1999...............................................................      1,585
2000...............................................................      1,663
2001...............................................................      1,681
Thereafter.........................................................     11,799
                                                                     ---------
                                                                     $  20,209
                                                                     ---------
                                                                     ---------

Rent expense for 1996, 1995 and 1994 was $2,218, $1,251 and $1,304,
respectively.

NOTE 9. CAPITAL STOCK

PRIVATE PLACEMENT OFFERING

    On February 17, 1995, the Company sold 2,539,018 shares of common stock for $16.2 million through a private placement offering.

STOCK OPTION PLAN

    The Company has a 1991 Incentive Stock Option Plan (the "Plan") under which the Board of Directors may issue incentive and nonstatutory stock options. The Plan expires ten years after adoption and the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price. The options are exercisable at times and increments as specified by the Board of Directors, and expire five years from date of grant. These options generally vest over a three year period. At December 31, 1996, the Company had reserved 2,853,006 shares of common stock for issuance under the Plan and 20,884 shares remained available for future grants. At December 31, 1994, 610,715 options were exercisable at a weighted average exercise price of $2.17. At December 31, 1995, 351,866 options were exercisable at a weighted average exercise price of $3.28. At December 31, 1996, 492,729 options were exercisable at a weighted average exercise price of $5.56.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9. CAPITAL STOCK (CONTINUED)
    Activity under the Plan is set forth in the table below:

                                                                                  WEIGHTED
                                                          OUTSTANDING             AVERAGE
                                                         OPTIONS PRICE            EXERCISE
                                               SHARES      PER SHARE      TOTAL    PRICE
                                               ------   ---------------  -------  --------
Balance, January 1, 1994.....................  1,212    $ 1.25 to $4.38  $ 2,927   $ 2.42
  Granted....................................    383      3.63 to  6.88    1,631     4.26
  Exercised..................................   (214)     1.25 to  4.38     (573)    2.68
  Terminated.................................   (102)     1.25 to  4.38     (303)    2.97
                                               ------   ---------------  -------
Balance, December 31, 1994...................  1,279      1.25 to  6.88    3,682     2.88
  Granted....................................  1,277      7.75 to 15.63   12,084     9.46
  Exercised..................................   (542)     1.25 to  6.88   (1,161)    2.14
  Terminated.................................   (428)     1.25 to 15.63   (4,658)   10.88
                                               ------   ---------------  -------
Balance, December 31, 1995...................  1,586      1.75 to 15.63    9,947     6.27
  Granted....................................  1,027      5.94 to  8.38    6,705     6.53
  Exercised..................................   (310)     1.75 to  8.63   (1,125)    3.63
  Terminated.................................   (213)     2.75 to 15.63   (1,776)    8.34
                                               ------   ---------------  -------
Balance, December 31, 1996...................  2,090    $ 1.75 to $8.63  $13,751   $ 6.58
                                               ------   ---------------  -------
                                               ------   ---------------  -------

    The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method of this Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes single option pricing model with the following weighted average assumptions for 1996 and 1995:

                                                                           1996        1995
                                                                        ----------  ----------
Risk free interest rates..............................................      6.070%      6.320%
Expected life.........................................................   3.5 years   3.5 years
Expected volatility...................................................       77.7%       77.7%
Expected dividend yield...............................................         --%         --%

    The weighted average fair value of options granted in 1996 and 1995 was $10.34 and $14.04, respectively.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9. CAPITAL STOCK (CONTINUED)
because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Under the 1989 Employee Stock Purchase Plan, the Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1996 and 1995.

                                                                           1996        1995
                                                                        ----------  ----------
Risk free interest rates..............................................      5.340%      6.250%
Expected life.........................................................   0.5 years   0.5 years
Expected volatility...................................................       77.7%       77.7%
Expected dividend yield...............................................         --%         --%

    The weighted average fair value of those purchase rights granted in 1996 and 1995 was $6.57 and $5.14, respectively.

    Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                             1996       1995
                                                           ---------  ---------
Pro forma net income (loss)..............................  $ (12,053) $  17,858
Pro forma net income (loss) per share....................  $   (0.73) $    1.13

    The above pro forma effects on net income (loss) may not be representative of the effects on future results as options granted typically vest over several years and additional option grants are expected to be made in future years.

    The options outstanding and currently exercisable by exercise price under the option plan at December 31, 1996 are as follows:

                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
             -------------------------------------------------  ------------------------------
 RANGE OF                   WEIGHTED AVERAGE      WEIGHTED                        WEIGHTED
 EXERCISE       NUMBER          REMAINING          AVERAGE         NUMBER          AVERAGE
  PRICES      OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE    OUTSTANDING   EXERCISE PRICE
-----------  -------------  -----------------  ---------------  -------------  ---------------
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
$1.75-$5.94          677             3.03         $    4.46             256       $    3.15
$6.13-$7.75          698             3.97              6.74              84            7.63
$8.00-$8.38          352             3.93              8.23              57            8.16
$8.63-$8.63          363             3.95              8.63              96            8.63
                   -----                                                ---
                   2,090             3.66         $    6.58             493       $    5.56
                   -----                                                ---
                   -----                                                ---

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9. CAPITAL STOCK (CONTINUED)
EMPLOYEE STOCK PURCHASE PLAN

    The Company has reserved a total of 1,600,000 shares of common stock for issuance under a qualified stock purchase plan, which provides substantially all Company employees with the right to acquire shares of the Company's common stock through payroll deductions. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85% of fair market value at either the beginning of each two-year offering period or the end of each six-month purchase period within the two-year offering period. At December 31, 1996, 1,352,584 shares have been issued under the plan.

COMMON STOCK PURCHASE RIGHTS

    In July 1990, the Company distributed a dividend to shareholders comprised of a right to purchase one share of common stock (a "Right") for each outstanding share of common stock of the Company they hold. These rights do not become exercisable or transferable apart from the common stock until the Distribution Date which is either the tenth day after a person or group (a) acquires beneficial ownership of 20 percent or more of the Company's common stock or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 30 percent or more the Company's common stock. After the Distribution Date, each Right will entitle the holder to purchase from the Company one share of common stock at a price of $28.00 per share.

    If the Company is acquired in a merger or other business combination transaction, or if 50 percent or more of its consolidated assets or earnings power is sold, each Right will entitle the holder to purchase at the exercise price that number of shares of the acquiring company having a then current market value of two times the exercise price of the Right. In the event that the Company is the surviving corporation in a merger and the Company's common stock remains outstanding, or in the event that an acquiring party engages in certain self-dealing transactions, each Right not owned by the acquiring party will entitle the holder to purchase at the exercise price that number of shares of the Company's common stock having a then current market value of two times the exercise price of the Right.

    The Rights are redeemable at the Company's option for $.01 per Right prior to becoming exercisable, may be amended at the Company's option on or prior to the Distribution Date and expire on July 3, 2000.

NOTE 10. EMPLOYEE BENEFIT PLAN

    During 1988, the Company adopted the Genus, Inc. 401(k) Plan (the "Plan") to provide retirement and incidental benefits for eligible employees. The Plan provides for Company contributions as determined by the Board of Directors which may not exceed 6 percent of the annual aggregate salaries of those employees eligible for participation. In 1996, 1995 and 1994, the Company made $87,000, $61,000 and $34,000, respectively, in contributions to the Plan.

NOTE 11. SPECIAL CHARGE

    During 1996, the Company incurred special charges of $5.9 million relating primarily to payroll costs associated with the reduction in workforce and inventory and demonstration equipment write downs.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12. OTHER INCOME, NET

    Other income, net, comprises the following:

                                                                           YEARS ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          1996       1995       1994
                                                                        ---------  ---------  ---------
Interest income.......................................................  $     334  $     790  $     221
Interest expense......................................................       (210)      (172)      (180)
Disposal of leasehold improvements....................................     --           (261)    --
Gain on sale of property and equipment................................     --         --            461
Other, net............................................................        (71)       (30)       159
                                                                        ---------  ---------  ---------
                                                                        $      53  $     327  $     661
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

NOTE 13. INCOME TAXES

    Income tax expense (benefit) for the years ended December 31, consist of the following:

                                                                    1996        1995       1994
                                                                  ---------  ----------  ---------
Federal:
  Current.......................................................     --      $      431  $     165
  Deferred......................................................     (2,343) $  (11,036)    --
                                                                  ---------  ----------  ---------
                                                                     (2,343)    (10,605)       165
                                                                  ---------  ----------  ---------
State:
  Current.......................................................     --             150         48
  Deferred......................................................       (191)       (524)    --
                                                                  ---------  ----------  ---------
                                                                       (191)       (374)        48
                                                                  ---------  ----------  ---------
Foreign:
  Current.......................................................        334      --         --
                                                                  ---------  ----------  ---------
                                                                  $  (2,200) $  (10,979) $     213
                                                                  ---------  ----------  ---------
                                                                  ---------  ----------  ---------

    The Company's effective tax rate for the years ended December 31, 1996, 1995 and 1994 differs from the U.S. federal statutory income tax rate as follows:

                                               1996     1995    1994
                                               -----   ------   -----
Federal income tax at statutory rate.........   34%      34%     34%
Benefit of net operating loss................  (34)     (34)    (34)
Recognition of deferred tax assets...........  (22)    (139)    --
Alternative minimum tax......................  --         5     --
State income taxes...........................  --         2       5
Foreign income taxes.........................    3      --      --
                                               -----   ------   -----
                                               (19)%   (132)%     5%
                                               -----   ------   -----
                                               -----   ------   -----

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13. INCOME TAXES (CONTINUED)
    The components of the net deferred tax asset comprise the following:

                                                                            1996       1995
                                                                          ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards......................................  $   9,447  $   7,027
  Tax credit carryforward...............................................      1,288      1,288
  Inventory reserves....................................................      1,835      1,274
  Non-deductible accrued expenses.......................................      1,264      2,395
  Other reserves........................................................      1,245        580
                                                                          ---------  ---------
                                                                             15,079     12,564

Deferred tax liabilities:
  Depreciation and amortization.........................................       (235)      (254)
                                                                          ---------  ---------
Net deferred tax assets.................................................  $  14,844  $  12,310
                                                                          ---------  ---------
                                                                          ---------  ---------

    Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns.

    At December 31, 1996, the Company had the following income tax carryforwards available:

                                                                                EXPIRATION
                                                               TAX REPORTING       DATES
                                                               -------------  ---------------
U.S. regular tax operating losses............................    $  27,785       2005-2011
U.S. business tax credits....................................    $   1,288       2002-2008
State net operating losses...................................    $   4,300       1997-2002

    Management has determined that no deferred tax asset valuation allowance is required because, although realization is not assured, the Company anticipates that its estimated future taxable income will allow the net deferred tax asset to be fully realized in future years. The amount of the net deferred tax asset that is realizable could be reduced in the near term if actual results differ significantly from estimates of future taxable income.

NOTE 14. SEGMENT INFORMATION

    The Company is engaged in the design, manufacture, marketing and servicing of advanced thin film deposition systems and MeV ion implantation systems used primarily in the semiconductor manufacturing industry. The Company's sales are primarily generated from two products, CVD tungsten silicide and MeV ion implantation systems. The Company's CVD system is designed for the deposition of tungsten silicide to create multiple interconnect layers on integrated circuits. The MeV ion implantation system drives electrically charged ions into the surface of a silicon wafer to convert the electrical characteristics of the wafer. Both products are primarily used in the manufacturing of DRAMs. Its business serves the semiconductor manufacturing industry only. Net sales, identifiable assets and the results of operations of subsidiaries in foreign countries are not material.

INTERNATIONAL SALES

    International sales (principally from sales to customers in the Far East and Europe) for 1996, 1995 and 1994 represented 86 percent, 88 percent and 89 percent of net sales, respectively.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14. SEGMENT INFORMATION (CONTINUED)
MAJOR CUSTOMERS

    In 1996, two customers accounted for 53 percent and 18 percent of net sales, and in 1995 one customer accounted for 63 percent of net sales. In 1994, three customers accounted for 33 percent, 19 percent and 14 percent of net sales.

NOTE 15. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                        MARCH 31   JUNE 30  SEPTEMBER 30   DECEMBER 31
                                                                        --------   -------  ------------   -----------
Net sales.............................................................  $26,360    $25,095    $13,892        $17,162
Gross profit..........................................................    9,438      9,176      3,399          4,959
Net income (loss).....................................................      593        645     (8,105)        (2,338)
Net income (loss) per share...........................................     0.04       0.04      (0.48)         (0.14)

                                                   1995 QUARTER ENDED
                                    ------------------------------------------------
                                                             SEPTEMBER
                                     MARCH 31     JUNE 30       30       DECEMBER 31
                                    -----------  ---------  -----------  -----------
Net sales.........................   $  22,526   $  25,057   $  27,241    $  25,526
Gross profit......................       9,220      10,168      10,498        9,353
Net income........................       1,938       2,340       2,361       12,643
Net income per share..............        0.13        0.14        0.14         0.77

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Genus, Inc.

    We have audited the accompanying consolidated balance sheets of Genus, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genus, Inc. and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
January 27, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A relating to the Registrant's 1997 Annual Meeting of Shareholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors and nominees for directors of the Company is incorporated by reference to the Company's Proxy Statement.

    The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages at March 10, 1997, are as follows:

NAME                                       AGE                                    POSITION
-------------------------------------      ---      ---------------------------------------------------------------------
William W.R. Elder...................          58   Chairman of the Board

James T. Healy.......................          56   President, Chief Executive Officer

John E. Aldeborgh....................          40   Executive Vice President, Chief Operating Officer

Thomas E. Seidel, Ph.D...............          61   Executive Vice President, Chief Technical Officer

Mary F. Bobel........................          47   Executive Vice President, Chief Financial Officer

Frederick E. Heslet, Ed.D............          57   Vice President, Human Resources, Chief Quality Officer

Mario M. Rosati......................          50   Secretary

    Except as set forth below, all of the executive officers have been associated with the Company in their present or other capacities for more than the past five years. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among executive officers of the Company.

    Mr. Elder, a founder of the Company, is the Chairman of the Board. From April 1990 to September 1996, he was Chairman of the Board, President and Chief Executive Officer of the Company. From November 1981 to April 1990, he was President and a director of the Company.

    Mr. Healy joined the Company in September 1996 as President and Chief Executive Officer of the Company. From December 1990 to September 1996, Mr. Healy was associated with Credence Systems Corporation, a manufacturer of semiconductor test equipment, in various senior executive management positions, most recently as President and a director of the Company.

    Mr. Aldeborgh joined the Company in June 1989 and serves as the Executive Vice President and Chief Operating Officer. From January 1993 to January 1996, he was Vice President and General Manager, Ion Technology Division of the Company. From June 1989 to January 1993, he was the Director of Operations of the Ion Technology Division. From May 1983 to May 1989, Mr. Aldeborgh was with LTX Corporation, a manufacturer of semiconductor test equipment, in various management positions, most recently as Director of Manufacturing for the Linear Manufacturing Division.

    Dr. Seidel joined the Company in January 1996 and is the Executive Vice President and Chief Technical Officer of the Company. From July 1988 to January 1996, Dr. Seidel was associated with

SEMATECH, a semiconductor-industry consortium, in various senior management positions, most recently as Chief Technologist and Director of Strategic Technology.

    Ms. Bobel joined the Company in March 1997 as Executive Vice President and Chief Financial Officer. From October 1994 to September 1996, Ms. Bobel served as Vice President and Chief Financial Officer at Educational Publishing Corporation, a publisher of supplementary educational materials. From March 1990 to September 1994, she was employed at Adobe Systems, a publicly held software company, most recently as Vice President and Corporate Controller.

    Dr. Heslet joined the Company in November 1996 as Chief Quality Officer and Vice President, Human Resources. In addition, he also is employed by California State University, Hayward, where he has been a professor of educational psychology since 1968. From November 1990 to December 1996, he served as Vice President of Quality and Development at Credence Systems Corporation, a manufacturer of semiconductor test equipment.

    Mr. Rosati has been a director of the Company since its inception in November 1981, and has served as Secretary since June 1995. From July 1995 to April 1996, Mr. Rosati was the Company's Assistant Secretary. He is a member of Wilson, Sonsini, Goodrich & Rosati, P.C., general counsel to the Company.

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

                                    PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

1.  FINANCIAL STATEMENTS.

    Consolidated Balance Sheets--December 31, 1996 and 1995

    Consolidated Statements of Operations--Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Shareholders' Equity--Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows--Years Ended December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

    Report of Independent Accountants

2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Genus, Inc. for the years ended December 31, 1996, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Genus, Inc.

                                                                                      PAGE
                                                                                      -----
           Report of Independent Accountants.....................................          36
II--       Valuation and Qualifying Accounts.....................................          37

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. EXHIBITS. The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Report.

4. REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
    Genus, Inc.

    Our report on the consolidated financial statements of Genus, Inc. is included on page 32 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
January 27, 1997

                                                                     SCHEDULE II

                                  GENUS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                               BALANCE AT    CHARGED TO
                                                              BEGINNING OF    COSTS AND                 BALANCE AT
DESCRIPTION                                                      PERIOD       EXPENSES    DEDUCTIONS   END OF PERIOD
------------------------------------------------------------  -------------  -----------  -----------  -------------
COLUMN A                                                        COLUMN B      COLUMN C     COLUMN D      COLUMN E
------------------------------------------------------------  -------------  -----------  -----------  -------------
1994
Allowance for doubtful accounts.............................    $     250     $       0    $       0     $     250
Inventory reserves..........................................        3,250           947        1,533         2,665
Product warranty and installation accruals..................        2,042         2,094        1,742         2,394

1995
Allowance for doubtful accounts.............................          250             0            0           250
Inventory reserves..........................................        2,665           995          389         3,271
Product warranty and installation accruals..................        2,394         3,640        1,716         4,318

1996
Allowance for doubtful accounts.............................          250        --           --               250
Inventory reserves..........................................        3,271         4,603        1,338         6,536
Product warranty and installation accruals..................        4,318         4,022        3,457         4,884

                                  GENUS, INC.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1996

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                             DESCRIPTION
---------  --------------------------------------------------------------------------------------------
 3.1       Restated Articles of Incorporation of Registrant (2)

 3.2       By-laws of Registrant, as amended (4)

 4.1       Common Shares Rights Agreement, dated as of April 27, 1990, between Registrant and Bank of
           America, N.T. and S.A., as Rights Agent (6)

10.3       Lease dated December 6, 1985, for Registrant's facilities at 4 Mulliken Way, Newburyport,
           Massachusetts, and amendment and extension of lease dated March 17, 1987 (1)

10.6       Lease dated June 15, 1988, for Registrant's facilities at 100 Merrick Road, West Building,
           Rockville Center, New York (1)

10.7       Assignment of Lease dated April 1986 for Registrant's facilities at Unit 11A, Melbourn
           Science Park, Melbourn, Hertz, England (1)

10.8       Registrant's 1981 Incentive Stock Option Plan, as amended (3)

10.10      Registrant's 1989 Employee Stock Purchase Plan, as amended (7)

10.11      International Distributor Agreement dated November 23, 1987, between General Ionex
           Corporation and Innotech Corporation (1)

10.12      Distributor/Representative Agreement dated August 1, 1984, between Registrant and Aju Exim
           (formerly Spirox Holding Co./You One Co. Ltd.) (1)

10.15      Exclusive Sales and Service Representative Agreement dated October 1, 1989, between
           Registrant and AVBA Engineering Ltd. (5)

10.16      Exclusive Sales and Service Representative Agreement dated as of April 1, 1990, between
           Registrant and Indosale PVT Ltd. (5)

10.18      License Agreement dated November 23, 1987, between Registrant and Eaton Corporation (1)

10.21      Exclusive Sales and Service Representative Agreement dated May 1, 1989, between Registrant and Spirox Taiwan, Ltd. (4)

10.22      Lease dated April 7, 1992, between Registrant and The John A. and Susan R. Sobrato 1979
           Revocable Trust for property at 1139 Karlstad Drive, Sunnyvale, California (8)

10.24      Term Loan Agreement dated April 17, 1992, between the Registrant and Silicon Valley Bank (8)

10.25      Asset Purchase Agreement, dated May 28, 1992, by and between the Registrant and Advantage
           Production Technology, Inc. (9)

10.26      License and Distribution Agreement, dated September 8, 1992, between the Registrant and
           Sumitomo Mutual Industries, Ltd. (10)

10.28      Mortgage dated February 1, 1993, with Bay Bank Middlesex for Registrant's facilities at One
           Merrimack Landing, Unit 26, Newburyport, Massachusetts (11)

10.29      Revolving Loan Agreement between the Registrant and Silicon Valley Bank dated May 15, 1994
           (12)

 EXHIBIT
   NO.                                             DESCRIPTION
---------  --------------------------------------------------------------------------------------------
10.30      Lease Agreement dated October 1995 for Registrant's facilities at Lot 62, Four Stanley
           Tucker Drive, Newburyport, Massachusetts(13)

11.1       Computation of Net Income/Loss Per Share

21.1       Subsidiaries of Registrant

23.1       Consent of Independent Accountants

24.1       Power of Attorney (included on page 40)

27.1       Financial Data Schedule

------------------------

(1) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-23861) filed August 18, 1988, and amended on September 21, 1988, October 5, 1988, November 3, 1988, November 10, 1988, and December 15, 1988, which Registration Statement became effective November 10, 1988.

(2) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

(3) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 filed January 17, 1991.

(4) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-28755) filed on May 17, 1989, and amended May 24, 1989, which Registration Statement became effective May 24, 1989.

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

(13) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 28th day of March 1997.

                                GENUS, INC.

                                By:              /s/ MARY F. BOBEL
                                     -----------------------------------------
                                                   Mary F. Bobel
                                              CHIEF FINANCIAL OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James T. Healy and Mary F. Bobel, jointly and severally, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ WILLIAM W. R. ELDER
------------------------------  Chairman of the Board         March 28, 1997
     William W. R. Elder

      /s/ JAMES T. HEALY        President, Chief Executive
------------------------------    Officer (Principal          March 28, 1997
        James T. Healy            Executive Officer)

                                Executive Vice President,
      /s/ MARY F. BOBEL           Chief Financial Officer
------------------------------    (Principal Financial        March 28, 1997
        Mary F. Bobel             Officer and Principal
                                  Accounting Officer)

    /s/ STEPHEN F. FISHER
------------------------------  Director                      March 28, 1997
      Stephen F. Fisher

   /s/ G. FREDERICK FORSYTH
------------------------------  Director                      March 28, 1997
     G. Frederick Forsyth

      /s/ TODD S. MYHRE
------------------------------  Director                      March 28, 1997
        Todd S. Myhre

     /s/ MARIO M. ROSATI
------------------------------  Director                      March 28, 1997
       Mario M. Rosati