Form 10-Q
period 1997-03-31
GENUS INC
filed 1997-05-15
CIK 837913

                  	SECURITIES AND EXCHANGE COMMISSION
                       	Washington, D.C. 20549

                              	FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended March 31, 1997 or

[]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the transition period from ___ to ___

Commission file number 0-17139

                                    	GENUS, INC.
______________________________________________________________________________
             	(Exact name of registrant as specified in its charter)

	California                                            	94-279080
______________________________________________________________________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

1139 Karlstad Drive, Sunnyvale, California                     94089
______________________________________________________________________________
(Address of principal executive offices)	                    (Zip code)

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

                               Yes ___X___  No ________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at May 12, 1997:         16,754,425

                                  GENUS, INC.
                                    Index

PART I.  FINANCIAL INFORMATION                             Page No.

	Item 1.	Financial Statements
		Consolidated Statements of Operations -
			Three months ended March 31, 1997
			and March 31, 1996	                                       	3

		Consolidated Balance Sheets -
			March 31, 1997 and December 31, 1996	                     	4

		Consolidated Statements of Cash Flows -
			Three months ended March 31, 1997
			and March 31, 1996		                                       5

		Notes to Consolidated Financial Statements		                6-7

	Item 2.	Management's Discussion and Analysis
			of Financial Condition and Results
			of Operations		                                            8-11



PART II.	OTHER INFORMATION


	Item 6.	Exhibits and Reports on Form 8-K		                   12


	Signatures				                                               13

	Index to Exhibits			                                         14



                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

GENUS, INC.
Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share data)

                                                   	  Three Months Ended
                                                  	         March 31,
                                                    	    1997	      1996
                                                       _______    _______
Net sales                                            	$ 19,681 		$	26,360
Costs and expenses:
   Cost of goods sold	                                 	12,313	  		16,922
   Research and development		                            3,191	   		3,970
   Selling, general & administrative	                   	3,867	   		4,520
                                                        ______     ______
     Income from operations		                              310	     		948
Other income (expense), net 		                             (15)     		 17
                                                        ______     ______
     Income before provision for income taxes	            	295     			965

Provision for income taxes	                               	114		     	372
                                                        ______     ______
     Net income	                                         $	181    		$	593
                                                        ======     ======

Net income per share                                   	$	0.01   		$ 0.04
                                                        ======     ======

Shares used in per share calculation		                  16,856  			16,540
                                                        ======     ======






The accompanying notes are an integral part of these financial statements.



GENUS, INC.
Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

                                                      	March 31,	  December 31,
	                                                         1997         	1996
                                                        _______        ______
ASSETS

Current assets:
   Cash and cash equivalents	                           $	7,644     	$	11,827
   Accounts receivable (net of allowance for doubtful
      accounts of $250 in 1997 and 1996)             	  	21,601       	15,555
   Inventories, net		                                    25,346       	26,464
   Other current assets                                 		1,168	         	638
   Current deferred taxes	                               	4,427	       	4,427
                                                         ______        ______
        Total current assets		                           60,186      		58,911

Property and equipment, net	                            	15,120      		15,345
Other assets, net		                                       4,046	       	4,459
Noncurrent deferred taxes		                              10,417		      10,417
                                                        _______       _______
	                                                      $	89,769	     $	89,132
                                                        =======       =======

LIABILITIES

Current liabilities:
   Short term bank borrowings		                         $ 3,000	      $ 2,500
   Accounts payable		                                     5,634       		5,304
   Accrued expenses		                                    10,241      		10,808
   Current portion of long-term debt		                      931	       	1,009
                                                         ______        ______
        Total current liabilities		                      19,806	      	19,621

Long-term debt, less current portion	                    	1,594	       	1,260
                                                         ______        ______

SHAREHOLDERS' EQUITY

Preferred stock, no par value:
   Authorized, 2,000,000 shares;
   Issued and outstanding, none
Common stock, no par value:
   Authorized, 20,000,000 shares;
   Issued and outstanding, 16,738,092 shares at
     March 31, 1997 and 16,723,927 shares at
     December 31, 1996		                                 97,965			     97,915
Accumulated deficit		                                   (29,347)    		(29,527)
Cumulative translation adjustment		                        (249)	       	(137)
                                                         ______        ______
         Total shareholders' equity		                    68,369	      	68,251
                                                         ______        ______
                                                      	$	89,769     	$	89,132
                                                        =======       =======

The accompanying notes are an integral part of these financial statements.

GENUS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

                                           		   			     Three Months Ended
                                                          				March 31,
                                                      		 		1997    		1996
                                                          ______    ______
Cash flows from operating activities:
	Net income                                      	       $   181	   	$	593
	Adjustments to reconcile net income to net cash
	from operating activities:
		Depreciation and amortization                          		1,264 	  	1,765
		Changes in assets and liabilities:
			Accounts receivable		                                  (6,046)  		3,616
			Inventories		                                           1,118     		(80)
			Other current assets		                                   (530)   		(179)
			Accounts payable		                                        330	    	(764)
			Accrued expenses		                                       (567)   		(518)
			Other, net		                                              118	     	138
                                                          ______     _____
			   Net cash provided by (used in) operating activities (4,132)	  	4,571
                                                          ______     _____

Cash flows from investing activities:
	Acquisition of property and equipment		                    (821) 		(1,752)
	Capitalization of software development costs	               	-     		(185)
                                                          ______     _____
			Net cash used in investing activities		                  (821) 		(1,937)
                                                          ______     _____

Cash flows from financing activities:
	Proceeds from issuance of common stock		                     48	     	221
	Payment of short-term bank borrowings		                  (2,500)	     	-
	Proceeds from short-term  bank borrowings		               3,000      		-
	Payments of long-term debt		                                256      (226)
                                                          ______     _____
			Net cash provided by (used in) financing activities	      804      		(5)
                                                          ______     _____


Effect of exchange rate changes on cash	                    	(34)     		-
Increase (decrease) in cash and cash equivalents		        (4,183)  		2,629
Cash and cash equivalents, beginning of period		          11,827	  	12,630
                                                          ______    ______
Cash and cash equivalents, end of period	                $	7,644	 $	15,259
                                                          ======    ======






The accompanying notes are an integral part of these financial statements.

GENUS, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1997
(Amounts in thousands)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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


Statement of Cash Flows Information

                                                			Three Months Ended
			                                                     March 31,
                                                     1997        1996
                                                    ------      ------
Noncash investing activities:
	Purchase of property and equipment under
	  long-term debt obligations                      	$	753        $	326

Line of Credit

The Company has a revolving line of credit agreement with a bank that provides for maximum borrowings of $10.0 million and expires in July 1997. Borrowings under the line of credit, which are secured by substantially all of the assets of the Company, bear interest at the bank's prime rate. The line of credit agreement requires the Company to comply with certain financial covenants and restricts the payment of dividends. At March 31, 1997, the Company had $3.0 million in borrowings outstanding under the line of credit.

GENUS, INC.
Notes to Consolidated Financial Statements (continued)
(Amounts in thousands)

Inventories
Inventories comprise the following:
                                                     	March 31,  	December 31,
                                                        1997          1996
                                                       _______       _______
Raw materials and spare parts	                        $	16,354	     $	14,776
Work in process		                                        3,233         6,847
Finished goods		                                         5,759         4,841
                                                       _______       _______
                                                      $	25,346      $	26,464
                                                       =======       =======

Property and Equipment
Property and equipment are stated at cost and comprise the following:

                                                     	March 31,  	December 31,
                                                        1997           1996
                                                       ______         ______
Demonstration equipment                               $	14,108    		$	14,047
Equipment		                                             16,848     			16,145
Furniture and fixtures		                                 2,633      			2,631
Leasehold improvements	                                 	6,901      			6,900
                                                       _______       _______
		                                                      40,490     			39,723
Less accumulated depreciation and amortization		       (25,715)    		(24,669)
                                                       _______       _______
		                                                      14,775			     15,054
Construction in process		                                  345		        	291
                                                       _______       _______
	                                                     $	15,120    		$	15,345
                                                       =======       =======

Accrued Expenses
Accrued expenses comprise the following:
                                                     	March 31,  	December 31,
                                                        1997  		      1996
                                                       _______       _______
System installation and warranty	                      $	4,372     		$	4,884
Accrued commissions and incentives		                     1,500      			1,344
Accrued payroll and related items		                      1,286	      		1,003
Other		                                                  3,083		      	3,577
                                                       _______       _______
                                                     	$	10,241	    	$	10,808
                                                       =======       =======

GENUS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1997 were $19.7 million compared with net sales of $26.4 million in the same period of 1996, a decrease of 25%. The decline was attributable to lower unit sales of systems as well as lower revenue from spares and service. During the second half of 1996, the semiconductor manufacturing equipment industry experienced a significant slowdown in sales as a result of excess capacity within the semiconductor industry, and equipment sales levels have not recovered to previous levels.

Gross margin for the quarter ended March 31, 1997 was 37% compared to 36% for the same period in 1996. Despite a lower level of sales resulting in less absorption of fixed manufacturing costs, and competitive pricing pressures, the Company was able to improve its gross margins by one percentage point due to some operating efficiencies. In the first quarter of 1996, the company experienced higher service costs associated with the opening of Genus Korea, Ltd. The Company's gross margins have historically been affected by variations in average selling price (ASP), changes in the mix of product sales, unit shippments, the level of foreign sales, and competitive pricing pressures.

For the first quarter of 1997, research and development (R&D) expenses were $3.2 million, or 16% of sales compared to $4.0 million, or 15% of sales, for the first quarter of 1996. The decrease in absolute dollars is primarily attributable to the restructuring of the Company's operations and two reductions in force that occurred during the second half of 1996. The Company continually evaluates its R&D investment in view of evolving competition and market conditions and expects that R&D spending may increase during the subsequent quarters of 1997.

Selling, general and administrative expenses (S,G&A) were $3.9 million for the first quarter of 1997, or 20% of sales, down from the $4.5 million, or 17% of sales, for the first quarter of 1996. Similar to R&D, the decrease in absolute dollars is attributable to restructuring and the reduction in force. In addition, sales commissions were higher in the first quarter of 1996, commensurate with the higher sales level.

For first quarter of 1997, other expense was $15,000 compared with other income of $17,000 for the first quarter of 1996. The other expense is comprised primarily of interest expense associated with capital leases, and is lower than the first quarter of 1996 due to less interest income as a result of lower cash balances. The effective tax rate for the quarter was 38.5%, unchanged from the same quarter a year ago.

The Company experienced losses during the third and fourth quarter of 1996 as a result of an overall industry downturn. As a result of the restructuring of operations and a 15% increase in sales over the fourth quarter of 1996, the Company was able to return to a break-even level of profitability in the first quarter of 1997. Nonetheless, due to the Company's order rates in the last twelve months, the Company's continued reliance on one customer for a significant portion of its orders, the continued competitive market environment for the Company's products and the historically cyclical nature of the semiconductor equipment market, the Company remains cautious about the short-term prospects for its business. The Company continues to make strategic investments in new product development and manufacturing improvements with a view to improving future performance by enhancing product offerings; however, such investment may adversely affect short-term operating performance. The Company is also continuing its efforts to implement productivity improvements for future operating performance.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter ended March 31, 1997, the Company's cash and cash equivalents declined by $4.2 million to $7.6 million while accounts receivable grew by $6.0 million to $21.6 million. Some of the increase in accounts receivable is attributable to extended payment terms granted to customers during the industry downturn.

The Company's primary source of funds at March 31, 1997 consisted of $7.6 million in cash and cash equivalents and funds available under a $10.0 million revolving line of credit. The line of credit is secured by substantially all of the assets of the Company and expires in July 1997. At March 31, 1997, the Company had $3.0 million of borrowings outstanding under the line of credit.

Capital expenditures during the first quarter of 1997 were $0.8 million and related primarily to leasehold improvements for the Ion Technology Products group located in Newburyport, Massachusetts.

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

Historical Performance. Although the Company had net income of $19.3 million and $4.2 million in the years ended December 31, 1995 and 1994, respectively, the Company experienced losses of $9.2 million, $6.9 million, and $17.1 million for the years ended December 31, 1996, 1993 and 1992, respectively. Although the Company reported net income of $181,000 for the first quarter of 1997, as a result of the Company's inconsistent sales and operating results in recent years, there can be no assurance that the Company will be able to sustain consistent future revenue growth on a quarterly or annual basis, or that the Company will be able to maintain consistent profitability on a quarterly or annual basis.

Competition. The semiconductor manufacturing capital equipment industry is highly competitive. The Company faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources in order to offer a broader range of products, to maintain customer service and support centers worldwide and invest in product and process research and development. Many of the Company's existing and potential competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, as well as greater name recognition than the Company. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering MeV or CVD products similar to those sold by the Company, it would materially adversely affect the Company's ability to sell its products to these manufacturers. There can be no assurance that the Company will continue to compete successfully in the tungsten silicide from Applied Materials, Inc. and Tokyo Electron, Ltd. In the MeV marketplace, the Company's MeV ion implantation systems compete with MeV systems marketed by Eaton Corporation.

There can be no assurance that these or other competitiors will not succeed in developing new technologies, offering products at lower prices than those of the Company or obtaining market acceptance for products more rapidly than the Company.

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

Cyclical Nature of the Semiconductor Industry. The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is cyclical and is currently experiencing a downturn, which has had an adverse effect on the semiconductor industry's demand for semiconductor manufacturing capital equipment. Prior and current semiconductor industry downturns have adversely affected the Company's revenue, operating margins and results of operations. There can be no assurance that the Company's revenue and operating results will not continue to be materially and adversely affected if a downturn in the semiconductor industy continues, or occurs in the future. In addition, the need for continued investment in research and development, substantial capital equipment requirements and extensive ongoing worldwide customer service and support capability may limit the Company's ability to reduce expenses or to maintain them at current levels. Accordingly, there is no assurance that the Company will be profitable in the future.

Reliance on International Sales. International sales accounted for approximately 86%, 88% and 89% respectively, of total net sales in years ended 1996, 1995, and 1994 respectively, and were 74% for the first three months of 1997. In addition, net sales to Korean customers accounted for approximately 59%, 63%, 60%, and 48% of total net sales respectively, during the same periods. The Company anticipates that international sales, including sales to Korea, will continue to account for a significant portion of net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, diffculties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Although the Company's foreign sales are primarily denominated in U.S. dollars and the Company does not engage in hedging transactions, the Company's foreign sales are subject to the risks associated with unexpected chages in exchange rates, which could have the effect of making the Company's products more or less expensive. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.


Reliance on a Small Number of Customers. Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. For the first quarter of 1997, one customer accounted for 47% of its net sales. In 1996, two customers accounted for 53% and 18%, respectively, of the Company's net sales. Net sales to one customer accounted for 63% of total net sales in 1995. In 1994, net sales to three customers accounted for 33%, 19% and 14%, respectively, of total net sales. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future products sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. Futhermore, one customer accounts for all of the sales of the Genus 7000 System, which accounted for 30% of the Company's revenues in the first quarter of 1997. The loss of customer or another significant customer or any reduction in orders from this customer or another significant customer, including reductions due to this customer's or another significant customer's departure from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuts, would have a material adverse effect on the Company's business, financial condition and results of operations.

Product Concentration; Rapid Technological Change. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company derives its revenue primarily from the sale of its MeV ion implantation and tungsten silicide CVD systems. The Company estimates that the life cycle for these systems is generally three to five years. The Company believes that its future prospects will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with imporved process capabilities. As a result, the Company expects to continue to make significant investments in research and development. The Company also must manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product development will not render the Company's product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing and future processes in a timely manner to satisfy customer needs or achieve market acceptance. The failure to do so could adversely affect the Company's business, financial condition and results of operations. Futhermore, if the Company is not successful in the development of advanced processes or equipment for manufacturers with whom it currently does business, its ability to sell its products to those manfacturers would be adversely affected.

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

Volatility of Stock Price. The Company's Common Stock has experienced substantial price volatility, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of, or announcements by, the Company, its competitors or its customers. Also, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies, in particular, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions in the United States and the countries in which the Company does business, may adversely affect the market price of the Company's Common Stock. In addition, the occurrence of any of the events described in this Risk Factors section could have a material adverse effect on such market price. See "Common
Stock Information" in the Company's 1996 Annual Report on Page 9.

GENUS, INC.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

	The Exhibits listed on the accompanying Index to Exhibits are filed as part hereof, or incorporated by reference into, this Report.

	Exhibit 11.1 -	Computation of Net Income Per Share


(b)  Report on Form 8-K

	No report on Form 8-K was filed during the quarter ended March 31, 1997.

GENUS, INC.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  May 14, 1997 	                         GENUS, INC.


                                               James T. Healy
                                               _______________________
                                              	James T. Healy
                                               President and
                                               Chief Executive Officer




                                               Mary F. Bobel
                                               _______________________
	                                              Mary F. Bobel
                                              	Chief Financial Officer

GENUS, INC.

Index to Exhibits



Exhibit	Description	Page

3.1		 Restated Articles of Incorporation of Registrant (2)
3.2		 By-Laws of Registrant, as amended (4)
4.1		 Common Shares Rights Agreement, dated as of April 27, 1990, between
  			 Registrant and Bank of America, N.T. and S.A., as Rights Agent (6)
10.1		Lease dated December 6, 1985, for Registrant's facilities at 4 Mulliken
      Way,	Newburyport, Massachusetts, and amendment and extension of lease dated March 17, 1987 (1)
10.2		Lease dated June 15, 1988, for Registrant's facilities at 100 Merrick
      Road, West	Building, Rockville Center, New York (1)
10.3		Assignment of Lease dated April 1986 for Registrant's facilities at
      Unit 11A,	Melbourn Science Park, Melbourn, Hertz, England (1)
10.4		Registrant's 1981 Incentive Stock Option Plan, as amended (3)
10.5		Registrant's 1989 Employee Stock Purchase Plan, as amended (7)
10.6		Registrant's 1991 Incentive Stock Option Plan, as amended
10.7		International Distributor Agreement dated November 23, 1987, between
   			General Ionex Corporation and Innotech Corporation (1)
10.8		Distributor/Representative Agreement dated August 1, 1984, between
   			Registrant and Aju Exim (formerly Spirox Holding Co./You One Co. Ltd.) (1)
10.9		Exclusive Sales and Service Representative Agreement dated October 1,
      1989,	between Registrant and AVBA Engineering Ltd. (5)
10.10	Exclusive Sales and Service Representative Agreement dated April 1, 1990,
    		between Registrant and Indosale PVT Ltd. (5)
10.11	License Agreement dated November 23, 1987, between Registrant and Eaton
    		Corporation (1)
10.12	Exclusive Sales and Service Representative Agreement dated May 1, 1989,
    		between Registrant and Spirox Taiwan, Ltd. (4)
10.13	Lease dated April 7, 1992, between Registrant and The John A. and Susan R.
    		Sobrato 1979 Revocable Trust for property at 1139 Karlstad Drive,
      Sunnyvale,	California (8)
10.14	Term Loan Agreement dated April 17, 1992, between the Registrant and
      Silicon	Valley Bank (8)
10.15	Asset Purchase Agreement dated May 28, 1992, between Registrant and
    		Advantage Production Technology, Inc. (9)
10.16	License and Distribution Agreement dated September 8, 1992, between
   			Registrant and Sumitomo Mutual Industries, Ltd. (10)
10.17	Mortgage dated February 1, 1993, with Bay Bank Middlesex for Registrant's
    		facilities at One Merrimack Landing, Unit 26, Newburyport, Massachusetts
      (11)
10.18	Revolving Loan Agreement dated May 15, 1994, between Registrant and
   			Silicon Valley Bank (12)
10.19	Lease Agreement dated October 1995 for Registrant's facilities at Lot 62,
      Four	Stanley Tucker Drive, Newburyport, Massachusetts (13)
11.1		Computation of Net Income Per Share
27.1  Financial Data Schedule

(1)	Incorporated by reference to the exhibit filed with the Registrant's
    Registration Statement on Form 	S-1 (No. 33-23861) filed August 18, 1988,
    and amended on September 21, 1988, October 5, 1988, November 3, 1988, November 10, 1988, and December 15, 1988, which Registration Statement
   	became effective November 10, 1988.

(2)	Incorporated by reference to the exhibit filed with the Registrant's Annual
    Report on Form 10-K for the 	year ended December 31, 1988.

(3)	Incorporated by reference to the exhibit filed with the Registrant's
    Registration Statement on Form	S-8 filed January 17, 1991.

(4)	Incorporated by reference to the exhibit filed with the Registrant's
    Registration Statement on Form	S-1 (No. 33-28755) filed on May 17, 1989,
    and amended May 24, 1989, which Registration Statement 	became effective
    May 24, 1989.

(5)	Incorporated by reference to the exhibit filed with the Registrant's
    Annual Report on Form 10-K for the 	year ended December 31, 1989.

(6)	Incorporated by reference to the exhibit filed with the Registrant's
    Quarterly Report on Form 10-Q for 	the quarter ended September 30, 1990.

(7)	Incorporated by reference to the exhibit filed with the Registrant's
    Annual Report on Form 10-K for the 	year ended December 31, 1990.

(8)	Incorporated by reference to the exhibit filed with the Registrant's
    Quarterly Report on Form 10-Q for 	the quarter ended June 30, 1992.

(9)	Incorporated by reference to the exhibit filed with the Registrant's
    Report on Form 8-K dated June 12, 	1992.

(10)Incorporated by reference to the exhibit filed with the Registrant's
    Annual Report on Form 10-K for the 	year ended December 31, 1992.

(11)Incorporated by reference to the exhibit filed with the Registrant's
    Annual Report on Form 10-K for the 	year ended December 31, 1993.

(12)Incorporated by reference to the exhibit filed with the Registrant's
    Annual Report on Form 10-K for the 	year ended December 31, 1994.

(13)Incorporated by reference to the exhibit filed with the Registrant's
    Annual Report on Form 10-K for 	the year ended December 31, 1995.

                                                        	Exhibit 10.6

                                GENUS, INC.

                      	1991 INCENTIVE STOCK OPTION PLAN

                      	Amended and Restated March, 1997

1.	Purposes of the Plan.  The purposes of this Incentive Stock Option Plan are to attract and retain the best available personnel, to provide additional incentive to the Employees, Consultants and Outside Directors of Genus, Inc.
(the "Company") and to promote the success of the Company's business.

Options granted hereunder may be either Incentive Stock Options or Nonstatutory Stock Options, at the discretion of the Board and as reflected in the terms of the written option agreement.

2.	Definitions.  As used herein, the following definitions shall apply:

(a)	"Board" shall mean the Committee, if one has been appointed, or the Board of Directors of the Company, if no Committee is appointed.

(b)	"Code" shall mean the Internal Revenue Code of 1986, as amended.

(c)	"Committee" shall mean the Committee appointed by the Board of Directors in accordance with Section 4(a) of the Plan, if one is appointed.

(d)	"Common Stock" shall mean the Common Stock of the Company.

(e)	"Company" shall mean Genus, Inc. a California corporation.

(f)	"Consultant" shall mean any person who is engaged by the Company or any
Parent or Subsidiary to render consulting services and is compensated for such consulting services; provided that the term Consultant shall not include directors who are not compensated for their services or are paid only a director's fee by the Company.

(g)	"Continuous Status as an Employee, Consultant or Outside Director" shall mean the absence of any interruption or termination of service as an Employee, Consultant or Outside Director, as applicable. Continuous Status as an Employee, Consultant or Outside Director shall not be considered interrupted in the case of sick leave, military leave, or any other leave of absence approved by the Board; provided that such leave is for a period of not more than 90 days or reemployment upon the expiration of such leave is guaranteed by contract or statute.

(h)	"Disinterested Person" shall have the meaning set forth in Rule 16b-3(d)(3)
as promulgated by the Securities and Exchange Commission under Section 16(b) of the Securities Exchange Act of 1934, as amended, as such rule is amended from time to time and as interpreted by the Securities and Exchange Commission.

(i)	"Employee" shall mean any person, including officers and directors, employed by the Company or any Parent or Subsidiary of the Company. The payment of a director's fee by the Company shall not be sufficient to constitute "employment" by the Company.

(j)	"Incentive Stock Option" shall mean an option intended to qualify as an incentive stock option within the meaning of Section 422A of the Code.

(k)	"Nonstatutory Stock Option" shall mean an Option not intended to qualify as an Incentive Stock Option.

(l)	"Option" shall mean a stock option granted pursuant to the Plan.

(m)	"Optioned Stock" shall mean the Common Stock subject to an Option.

(n)	"Optionee" shall mean an Employee, Consultant or Outside Director who receives an Option.

(o)	"Outside Director" shall mean a member of the Board of Directors of the
Company who is not (i) an Employee, (ii) a Consultant or (iii) a representative or affiliate of any person or entity holding in the aggregate 10% or more of the Company's outstanding Common Stock.

(p)	"Parent" shall mean a "parent corporation," whether now or hereafter existing, as defined in Section 425(e) of the Code.

(q)	"Plan" shall mean this 1991 Incentive Stock Option Plan.

(r)	"Share" shall mean a share of the Common Stock, as adjusted in accordance with Section 10 of the Plan.

(s)	"Subsidiary" shall mean a "subsidiary corporation," whether now or hereafter existing, as defined in Section 425(f) of the Code.

3.	Stock Subject to the Plan.  Subject to the provisions of Section 11 of the
Plan, the maximum aggregate number of shares under the Plan is 1,053,006 shares of Common Stock. The Shares may be authorized, but unissued, or reacquired
Common Stock.

If an Option should expire or become unexercisable for any reason without having been exercised in full, then the unpurchased Shares which were subject thereto shall, unless the Plan shall have been terminated, become available for future grant or sale under the Plan.

4.	Administration of the Plan.

(a)	Procedure.  The Plan shall be administered by the Board of Directors of the
Company, or by a committee appointed by the Board which shall have not less than three Board members (the "Committee").  Subject to Section 5(b),
(relating to Option grants to Outside Directors) any grants of Options to directors (other than Outside Directors) of the Company shall be made (i) by the Board when a majority of the directors acting in the matter, are
Disinterested Persons, or (ii) by the Committee when the Committee is composed of three or more persons having full authority to act in the matter and each member of the Committee is a Disinterested Person.  Grants of Options to
officers who are not directors shall be made (i) by the Board, or (ii) the
Committee when the Committee is composed of three or more persons having full authority to act in the matter and each member of the Committee is a
Disinterested Person.  Subject to the foregoing, from time to time the Board of
Directors may increase the size of the Committee and appoint additional members thereof, remove members (with or without cause) and appoint new members in substitution therefor, fill vacancies however caused, or remove all members of the Committee and thereafter directly administer the Plan.

(b)	Powers of the Board.  Subject to Section 5(b), (relating to Option grants to Outside Directors), subject to the provisions of the Plan, the Board shall have the authority, in its discretion: (i) to grant Incentive Stock Options or Nonstatutory Stock Options; (ii) to determine, upon review of relevant information and in accordance with Section 7 of the Plan, the fair market value of the Common Stock; (iii) to determine the exercise price per share of Options to be granted, which exercise price shall be determined in accrodance with
Section 7 of the Plan; (iv) to determine the Employees or Consultants to whom, and the time or times at which, Options shall be granted and the number of shares to be represented by each Option; (v) to interpret the Plan; (vi) to prescribe, amend and rescind rules and regulations relating to the Plan; (vii) to determine the terms and provisions of each Option granted (which need not be identical) and, with the consent of the holder thereof, modify or amend any provisions (including provisions relating to exercise price) of any Option;
(viii) to accelerate or defer (with consent of the Optionee) ther exercise date of any Option; (ix) to authorize any person to execute on behalf of the Company any instrument required to effectuate the grant of an Option previously granted by the Board; (x) to reduce the exercise price of any Option to the then fair market value if the fair market value of the Common Stock covered by such Option shall have declined since the date of the Option was granted; and (xi) to make all other determinations deemed necessary or advisable for the administration of the Plan.

(c)	Effect of Board's Decision.  All decisions, determinations and interpretations of the Board shall be final and binding on all Optionees and any other holders of any Options granted under the Plan.

5.	Eligibility.

(a)	Options may be granted to Employees, Consultants and Outside Directors provided that (i) Incentive Stock Options may only be granted to Employees and
(ii) Options may only be granted to Outside Directors in accordance with the provisions of Section 5(b) hereof. Subject to Section 5(b) with respect to Outside Directors, an Employee, Consultant or Outside Director who has been granted an option may, if such Employee, Consultant or Outside Director is otherwise eligible, be granted additional Option(s).

(b)	All grants of Options to Outside Directors under this Plan shall be automatic and non-discretionary and shall be made strictly in accordance with the following provisions:

(i)	No person shall have any discretion to select which Outside Directors shall be granted Options or to determine the number of shares to be covered by Options granted to Outside Directors; provided, however, that nothing in this Plan shall be construed to prevent an Outside Director from declining to receive an Option under this Plan.

(ii)	As of February 7, 1991, each Outside Director shall be automatically granted an Option to purchase 5,000 shares of Common Stock, or 5,000 shares of Common Stock decreased or increased as provided in Section 10 hereof, on the date on which such person first becomes an Outside Director, whether through election by the shareholders of the Company or appointment by the Board to fill a vacancy (the "First Option").

(iii)	One year from the date of grant of the First Option, each Outside Director shall be automatically granted an Option to purchase 5,000 shares of Common
Stock decreased or increased as provided in Section 10 hereof (a "Second
Option"), provided that at the date of grant of the Second Option such person is an Outside Director.

(iv)	The terms of an Option granted hereunder shall be as follows:

(A)	the term of the Option shall be five (5) years;

(B)	except as provided in Section 8(b) hereof, the Option shall be exercisable only while the Outside Director remains a director;

(C)	the exercise price per share of Common Stock shall be 100% of the Fair
Market Value on the date of grant of the Option;

(D)	the Option shall become exercisable cumulatively with respect to one twelfth of the shares of Common Stock (or one twelfth of the shares of Common Stock increased or decreased as provided in Section 10 hereof) on the last day of each month following the date of grant, and provided, however, that in no event shall any Option be exercisable prior to obtaining shareholder approval of the
Plan.

(c)	Each Option shall be designated in the written option agreement as either an Incentive Stock Option or a Nonstatutory Stock Option. However, notwithstanding such designations, to the extent that the aggregate fair market value of the Shares with respect to which Options designated as Incentive Stock Options are exercisable for the first time by any Optionee during any calendar year (under all plans of the Company) exceeds $100,000, such Options shall be treated as Nonstatutory Stock Options.

(d)	For purposes of Section 5(c), Options shall be taken into account in the order in which they were granted, and the fair market value of the Shares shall be determined as of the time the Option with respect to such Shares is granted.


(e)	The Plan shall not confer upon any Optionee any right with respect to continuation of employment by or the rendition of services to the Company, nor shall it interfere in any way with his or her right or the Company's right to terminate his or her employment or services at any time, with or without cause.

(f)	No Employee shall be granted, in any fiscal year of the Company, Options to purchase more than 400,000 Shares; provided that, in addition, a new Employee upon joining the Company may be granted Options to purchase 400,000 Shares.

(g)	The foregoing limitation shall be adjusted proportionately in connection with any change in the Company's capitalization as described in Section 10.

(h)	If an Option is canceled in the same fiscal year of the Company it was granted (other than in connection with a transaction described in Section 10), the canceled Option will be counted against the limit set forth in Section 5(f). For this purpose, if the exercise price of an Option is reduced, the reduction will be treated as a cancellation of the Option and the grant of a new Option.

6.	Term of Plan.  The Plan shall become effective upon the earlier to occur of its adoption by the Board of Directors or its approval by vote of the holders of a majority of the outstanding shares of the Company entitled to vote on the adoption of the Plan. It shall continue in effect for a term of ten (10) years unless sooner terminated under Section 14 of the Plan.

7.	Exercise Price and Consideration.

(a)	The per Share exercise price for the Shares to be issued pursuant to exercise of an Option shall be such price as is determined by the Board, but shall be subject to the following:

(i)	In the case of an Incentive Stock Option

(A)	granted to an Employee who, at the time of the grant of such Incentive
Stock Option, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the per Share exercise price shall be no less than 110% of the fair market value per Share on the date of grant.

(B)	granted to any Employee, the per Share exercise price shall be no less than
100% of the fair market value per Share on the date of grant.

(ii)	In the case of a Nonstatutory Stock Option

(A)	granted to a person who, at the time of the grant of such Option, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the per Share exercise price shall be no less than 110% of the fair market value per Share on the date of the grant.

(B)	granted to any person other than an Outside Director, the per Share exercise price shall be no less than 85% of the fair market value per Share on the date of grant.

For purposes of this Section 7(a), in the event that an Option is amended to reduce the exercise price, the date of grant of such Option shall thereafter be considered to be the date of such amendment.

(b)	The fair market value shall be determined by the Board in its discretion;
provided, however, that where there is a public market for the Common Stock, the fair market value per Share shall be the closing bid price (or the closing price per share if the Common Stock is listed on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System) of the Common Stock for the date of grant, as reported in the Wall Street Journal (or, if not so reported, as otherwise reported in the Wall Street Journal (or, if not so reported, as otherwise reported by the NASDAQ System) or, in the event the Common Stock is listed on a stock exchange, the fair market value per Share shall be the closing price on such exchange on the date of grant of the Option as reported in the Wall Street Journal.

(c)	The consideration to be paid for the Shares to be issued upon exercise of an Option, including the method of payment, shall be determined by the Board (and, in the case of an Incentive Stock Option, shall be determined at the time of grant), and may consist entirely of (i) cash, (ii) check, (iii) promissory note, (iv) other Shares of Common Stock which (x) either have been owned by the Optionee for more than six (6) months on the date of surrender or were not acquired directly or indirectly, from the Company, and (y) have a fair market value on the date of surrender equal to the aggregate exercise price of the Shares as to which said Option shall be exercised, (v) authorization from the Company to retain from the total number of Shares as to which the Option is exercised that number of Shares having a fair market value on the date of exercised; (vi) delivery of a properly executed exercise notice together with irrevocable instructions to a broker to promptly deliver to the Company the amount of sale or loan proceeds required to pay the exercise price; (vii) any combination of such methods of payment; or (viii) such other consideration and method of payment for the issuance of Shares to the extent permitted under applicable laws.

8.	Options.

(a)	Term of Option.  The term of each Option shall be ten (10) years from the date of grant thereof or such shorter term as may be provided in the Option agreement. However, in the case of an Option granted to an Optionee who, at the time the Option is granted, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the Option shall be five (5) years from the date of grant thereof or such shorter time as may be provided in the Option agreement.

(b)	Exercise of Option.

(i)	Procedure for Exercise; Rights as a Shareholder.  Any Option granted hereunder shall be exercisable at such times and under such conditions as determined by the Board, including performance criteria with respect to the Company and/or the Optionee, and as shall be permissible under the terms of the Plan.

An Option may not be exercised for a fraction of a Share.

An Option shall be deemed to be exercised when written notice of such exercise has been given to the Company in accordance with the terms of the Option by the person entitled to exercise the Option and full payment for the Shares with respect to which the Option is exercised has been received by the Company. Full payment may, as authorized by the Board, consist of any consideration and method of payment allowable under Section 7 of the Plan. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing such Shares, no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. The Company shall issue (or cause to be issued) such stock certificate promptly upon exercise of the Option. In the event that the exercise of an Option is treated in part as the exercise of an Incentive Stock Option and in part as the exercise of a Nonstatutory Stock Option pursuant to
Section 5(b), the Company shall issue a separate stock certificate evidencing the Shares treated as acquired upon exercise of an Incentive Stock Option and a separate stock certificated evidencing the Shares treated as acquired upon exercise of a Nonstatutory Stock Option and shall identify each such certificate accrordingly in its stock transfer records. No adjustment will be made for a dividend or other right for which the record date is prior to the date the stock certificated is issued, except as provided in Section 11 of the Plan.

Exercise of an Option in any manner shall result in a decrease in the number of Shares which thereafter may be available, both for purposes of the Plan and for sale under the Option, by the number of Shares as to which the Option is exercised.

(ii)	Termination of Status as an Employee, Consultant or Outside Director.  In
the event of termination of an Optionee's Continuous Status as an Employee, Consultant or Outside Director (as the case may be), such Optionee may, but only within three (3) months (or, in the case of a Nonstatutory Stock Option, such other period of time not exceeding six (6) months as determined by the Board) after the date of such termination (but in no event later than the date of expiration of the term of such Option as set forth in the Option agreement, exercised the Option to the exten that such Employee, Consultant or Outside Director was entitled to exercise it at the date of such termination. To the extent that such Employee, Consultant or Outside Director was not entitled to exercise the Option at the date of such termination, or if such Employee, Consultant or Outside Director does not exercise such Option (which such Employee, consultant or Outside Director was entitled to exercise) within the time specified herein, the Option shall terminate.

(iii)	Disability of Optionee.  Notwithstanding the provisions of Section 8(b)
(ii) above, in the event of termination of an Optionee's Continuous Status as an Employee, Consultant or Outside Director as a result of such Employee's, Consultant's or Outside Director's total and permanent disability (as defined in Section 22(e)(3) of the Code), such Employee, Consultant or Outside Director may, but only within twelve (12) months (or such shorter period of time as is determined by the Board, with such determination in the case of an Incentive Stock Option being made at the time of grant of the Option) from the date of such termination (but in no event later than the date of expiration of the term of such Option as set forth in the Option agreement), exercise the Option to the extent such Employee, Consultant or Outside Director was entitled to exercise it at the date of such termination. To the extent that such Employee, Consultant or Outside Director was not entitled to exercise the Option at the date of termination, or if such Employee, Consultant or Outside Director does not exercise such Option (which such Employee, Consultant or Outside Director was entitled to exercise) within the time specified herein, the Option shall terminate.

(iv)	Death of Optionee.  In the event of the death of an Optionee, the Option may be exercised, at any time within twelve (12) months (but in no event later than the date of expiration of the term of such Option as set forth in the Option agreement), by the Optionee's estate or by a person who acquired the right to exercise the Option by bequest or inheritance, but only to the extent of the right to exercise had accrued at the date of death.

9.	Non-Transferability of Options.  Options may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the Optionee only by the Optionee.

10.	Adjustments Upon Changes in Capitalization or Merger. Subject to any
required action by the shareholders of the Company, the number of shares of Common Stock covered by each outstanding Option, and the number of shares of Common Stock which have been authorized for issuance under the Plan but as to which no Options have yet been granted or which have been returned to the Plan upon cancellation or expiration of an Option, as well as the price per share of Common Stock covered by each such outstanding option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock of the Company or the payment of a stock dividend with respect to the Common Stock or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an Option.

In the event of the proposed dissolution or liquidation of the Company, the Option will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Board. The Board may, in the exercise of its sole discretion in such instances, declare that any Option shall terminate as of a date fixed by the Board and give each Optionee the right to exercise his or her Option as to all or any part of the Optioned Stock, including Shares as to which the Option would not otherwise be exercisable. Unless otherwise specified inindividual option agreements, in the event of a proposed sales of all or substantially all of the asset of the Company, or the merger of the Company with or into another corporation, the Option shall be assumed or an equivalent option shall be substituted by such successor corportation or a parent or subsidiary of such successor corporation, unless the successor corporation refuses to assume the Option or substitute an equivalent option, in which case the Optionee shall have the right to exercise the Option as to all of the Optioned Stock, including Shares as to which the Option would not otherwise be exerciseable. The Option shall be deemed to be assumed if, following the sale of assets or merger, the Option confers the right to purchase, for each share of Optioned Stock subject to the Option immediately prior to the sales of assets or merger, the consideration (whether stock, cash or other securities or property) received in the sale of assets or merger by holders of Common Stock for each share of Common Stock held on the effective date of the transaction (and if such holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding shares of Common Stock); provided, however, that if such consideration received in the sale of assets or merger was not solely common stock of the successor corporation or its Parent, the Board of Directors may, with the consent of the successor corporation and the Optionee, provide for the consideration to be recieved upon exercise of the Option to be solely Common Stock of the successor corporation or its Parent equal in fair market value to the per share consideration received by holders of Common Stock in the sale of assets or merger. If the Board makes an Option fully exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Board shall notify the Optionee that the Option shall be fully exercisable for a period of fifteen (15) days from the date of such notice, and the Option will terminate upon the expiration of such period.

11.	Time of Granting Options.  The date of grant of an Option shall, for all purposes, be the date on which the Board makes the determination granting such Option. Notice of the determination shall be given to each Employee, Consultant or Outside Director to whom an Option is so granted within a reasonable time after the date of such grant.

12.	Amendment and Termination of the Plan.

(a)	Amendment and Termination.  The Board may amend or terminate the Plan from time to time in such respects as the Board may deem advisable; provided that, to the extent necessary to comply with Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or with
Section 422A of the Code (or any other successor or applicable law or regulation), the Company shall obtain shareholder approval of any Plan amendment in such a manner and to such a degree as is required by the applicable law, rule or regulation.

(b)	Effect of Amendment or Termination.  Any such amendment or termination of the Plan shall not affect Options already granted and such Options shall remain in full force and effect as if this Plan had not been amended or terminated, unless mutually agreed otherwise between the Optionee and the Board, which agreement must be in writing and signed by the Optionee and the Company.

13.	Conditions Upon Issuance of Shares.  Shares shall not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such Shares pursuant thereto shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the Shares may then be listed, and shall be further subject to the the approval of counsel for the
Company with respect to such compliance.

As a condition to the exercise of an Option, the Company may require the person exercising such Option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned relevant provisions of law.

14.	Reservation of Shares.  The Company, during the term of this Plan, will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

The inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

15.	Option Agreements.  Options shall be evidenced by written Option agreements in such form as the Board shall approve.

16.	Information to Optionees.  To the extent required by applicable law, the
Company shall provide to each Optionee, during the period for which such Optionee has one or more Options outstanding, copies of all annual reports and other information which are provided to all shareholders of the Company.

                                                          	Exhibit 11.1

GENUS, INC.
Computation of Net Income Per Share (a)
(Amounts in thousands, except per share amounts)


                                                 	       Quarter Ended
                                                 	          March 31,
                                                       	  1997 	  1996
                                                         ______  ______
Average common shares outstanding		                      16,738	 16,207

Computation of incremental outstanding shares
   Net effect of dilutive stock options
   based on treasury stock method		                         118	   	333

                                                       		16,856		16,540
                                                         ======  ======

Net income	                                               $	181  	$	593
                                                         ======  ======

Net income per share (a)	                                $	0.01 	$	0.04
                                                         ======  ======










Computation Notes:

(a)	Presentation of fully diluted earnings per share for the three months ended
March 31, 1997	and 1996 is omitted because such amounts are materially the
same as those presented above.