Form 10-Q
period 1997-06-30
GENUS INC
filed 1997-08-14
CIK 837913

                    	SECURITIES AND EXCHANGE COMMISSION
                         	Washington, D.C. 20549

                                	FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended June 30, 1997 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from ___ to ___

Commission file number 0-17139

                                	GENUS, INC.
_______________________________________________________________________________
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

                              Yes ___X___    No _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at August 11, 1997:	16,965,212

                                GENUS, INC.
                                  Index

PART I.  FINANCIAL INFORMATION			                         Page No.
	Item 1.	Financial Statements

		Consolidated Statements of Operations -
			Three and six months ended
			June 30, 1997 and 1996                                     3

		Consolidated Balance Sheets -
			June 30, 1997 and December 31, 1996                        4

		Consolidated Statements of Cash Flows -
			Six months ended June 30, 1997 and 1996                    5

		Notes to Consolidated Financial Statements                  6-7

	Item 2.	Management's Discussion and Analysis
			of Financial Condition and Results
			of Operations                                              8-12



PART II.	OTHER INFORMATION


	Item 4.	Submission of Matters to a Vote of
    Security Holders                                          13

	Item 6.	Exhibits and Reports on Form 8-K                     14


	Signatures                                                   15

	Index to exhibits                                            16

                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


GENUS, INC.
Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share data)

	                                       Three Months Ended	  Six Months Ended
                                 	            June 30		            June 30
                                         1997        1996      1997      1996
Net sales                             $ 19,351    $ 25,095  $ 39,032  $ 51,455
Costs and expenses:
   Cost of goods sold                   11,540      15,919    23,853    32,841
   Research and development              3,058       3,613     6,249     7,583
   Selling, general & administrative     4,189       4,561     8,056     9,081
                                        ------      ------    ------    ------
      Income from operations               564       1,002       874     1,950
Other income (expense), net                (82)         46       (97)       63
                                        ------      ------    ------    ------
      Income before provision for
        income taxes                       482       1,048       777     2,013

Provision for income taxes                 186         403       300       775
                                        ------      ------    ------     -----
      Net income                         $ 296       $ 645     $ 477   $ 1,238
                                       =======     =======    ======    ======

Net income per share                    $ 0.02      $ 0.04    $ 0.03    $ 0.07
                                       =======     =======    ======    ======

Shares used in per share calculation    16,854      16,639    16,855    16,587
                                       =======     =======    =======   ======





The accompanying notes are an integral part of these financial statements.

GENUS, INC.
Consolidated Balance Sheets
(Amounts in thousands, except share data)

                                                   	Unaudited	    Audited
                                                 	   June 30,   	December 31,
                                                	      1997  	      1996
ASSETS

Current assets:
   Cash and cash equivalents                         $ 11,480      $ 11,827
   Accounts receivable (net of allowance for doubtful
      accounts of $250 in 1997 and 1996)               25,528        15,555
   Inventories, net                                    24,835        26,464
   Other current assets                                   860           638
   Current deferred taxes                               4,427         4,427
                                                      -------       -------
        Total current assets                           67,130        58,911

Property and equipment, net                            14,386        15,345
Other assets, net                                       3,955         4,459
Noncurrent deferred taxes                              10,417        10,417
                                                      _______       _______
                                                     $ 95,888      $ 89,132
                                                      =======       =======


LIABILITIES

Current liabilities:
   Short term bank borrowings                         $ 7,346       $ 2,500
   Accounts payable                                     6,934         5,304
   Accrued expenses                                    10,044        10,808
   Current portion of long-term debt and
     capital lease obligations                            851         1,009
                                                       ------        ------
        Total current liabilities                      25,175        19,621
                                                       ------        ------
Long-term debt and capital lease obligations,
    less current portion                                1,357         1,260
                                                       ------        ------

SHAREHOLDERS' EQUITY

Preferred stock, no par value:
   Authorized, 2,000,000 shares;
   Issued and outstanding, none	                          ---		       	---
Common stock, no par value:
   Authorized, 50,000,000 shares;
   Issued and outstanding, 16,873,311
   shares at June 30, 1997
   and 16,723,927 shares at December 31  1996          98,630        97,915
Accumulated deficit                                   (29,050)      (29,527)
Cumulative translation adjustment                        (224)         (137)
                                                      -------       -------
         Total shareholders' equity                    69,356        68,251
                                                     ________      ________
                                                     $ 95,888      $ 89,132
                                                     ========      ========

The accompanying notes are an integral part of these financial  statements.

GENUS, INC
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	                                                      Six months Ended
	                                                           June 30
                                                     	  1997  	  1996

Cash flows from operating activities:
 Net income                                             $ 477   $ 1,238
	Adjustments to reconcile net
  income to net cash from operating activities:
  Depreciation and amortization                         2,420     3,175
  Deferred taxes                                          ---       705
  Changes in assets and liabilities:
   Accounts receivable                                 (9,973)       11
   Inventories                                          1,629    (2,758)
   Other current assets                                  (222)      (83)
   Accounts payable                                     1,630       830
   Accrued expenses                                      (764)     (466)
   Other, net                                             113      (489)
                                                       ------     ------
      Net cash provided by (used in)
        operating activities                           (4,690)     2,163
                                                       ------     ------

Cash flows from investing activities:
 Acquisition of property and equipment                   (390)    (4,395)
 Capitalization of software development costs             ---       (352)
                                                       ------      -----
      Net cash used in investing activities              (390)    (4,747)
                                                       ------     ------

Cash flows from financing activities:
 Proceeds from issuance of common stock                   715      1,513
 Payment of short-term bank borrowings                 (5,500)       ---
 Proceeds from short-term bank borrowings              10,346        ---
 Payments of long-term debt and capital
    lease obligations                                    (814)      (430)
                                                       ------     ------
      Net cash provided by financing activities         4,747      1,083
                                                       ------     ------

Effect of exchange rate changes on cash                   (14)       ---
Increase (decrease) in cash and cash equivalents         (347)    (1,501)
Cash and cash equivalents, beginning of period         11,827     12,630
                                                      -------    -------
Cash and cash equivalents, end of period             $ 11,480   $ 11,129
                                                      =======    =======


The accompanying notes are an integral part of these financial statements.

GENUS, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1997
(Amounts in thousands)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders which is incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Statement of Cash Flows Information

                                             			  Six Months Ended
			                                                   June 30
			                                              1997	          1996
Supplemental Cash Flow Information:

 Cash paid during the period for:
  Interest                                       $ 188         $ 111
  Income taxes                                   $   2         $ 105

 Non cash investing activities:
  Purchase of property and equipment under
   long-term debt and capital lease obligations  $ 753         $ 649

Line of Credit

In July 1996, the Company renewed its revolving line of credit agreement with a bank that provides for maximum borrowings of $10 million and expires in July 1997. Borrowings under the line of credit, which are secured by substantially all of the assets of the Company, bear interest at the bank's prime rate. The agreement requires the Company to comply with certain financial covenants and restricts the payment of dividends. At June 30, 1997, the Company had $7.3 million outstanding under the line of credit.

GENUS, INC.
Notes to Consolidated Financial Statements (Unaudited) (continued) (Amounts in thousands)

Inventories
Inventories comprise the following:
                                                    	June 30, 	December 31,
                                                   	   1997   	   1996

Raw materials and parts                             $ 15,640    $ 14,776
Work in process                                        4,146       6,847
Finished goods                                         5,049       4,841
                                                     -------     -------
                                                    $ 24,835    $ 26,464
                                                     =======     =======

Property and Equipment
Property and equipment are stated at cost and comprise the following:

                                                    	June 30, 	December 31,
                                                   	   1997 	      1996

Demonstration equipment                              $ 14,352    $ 14,047
Equipment                                              17,068      16,145
Furniture and fixtures                                  2,647       2,631
Leasehold improvements                                  6,901       6,900
                                                      -------     -------
                                                       40,968      39,723
Less accumulated depreciation and amortization        (26,771)    (24,669)
                                                      -------     -------
                                                       14,197      15,054
Construction in progress                                  189         291
                                                      -------     -------
                                                      $14,386     $15,345
                                                      =======     =======

Accrued Expenses
Accrued expenses comprise the following:
	                                                     June 30, 	December 31,
                                                    	   1997        1996
System installation and warranty                      $ 4,456     $ 4,884
Accrued commissions and incentive                       1,447       1,344
Accrued payroll and related items                       1,132       1,003
Other                                                   3,009       3,577
                                                      -------     -------
                                                     $ 10,044    $ 10,808
                                                      =======     =======

GENUS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in or incorporated with the Company's Fianacial Statements and Notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

The components of the Company's statements of income, expressed as percentage of total revenue, are as follows:

                                       	 Three Months Ended	  Six Months Ended
	                                              June 30            	June 30
                                         	 1997      	1996	    1997	      1996

Net sales                                 100.0%     100.0%   100.0%     100.0%
Costs and expenses:
   Cost of goods sold                      59.6       63.4     61.1       63.8
   Research and development                15.8       14.4     16.0       14.8
   Selling, general & administrative       21.7       18.2     20.7       17.6
                                           ----       ----     ----       ----
      Income from operations                2.9        4.0      2.2        3.8
Other income (expense), net                (0.4)       0.2     (0.2)       0.1
                                           ----       ----     ----       ----
      Income before provision for
        income taxes                        2.5        4.2      2.0        3.9

Provision for income taxes                  1.0        1.6      0.8        1.5
                                           ----       ----     ----       ----
      Net income                            1.5%       2.6%     1.2%       2.4%
                                           ====       ====     ====       ====


Net sales for the three and six months ended June 30, 1997 were $19.4 million and $39.0 million, respectively, compared with net sales of $25.1 million and $51.5 million, respectively, for the corresponding periods in 1996. The decline was attributable to lower unit sales of systems as well as lower revenue from spares and service. During the second half of 1996, the semiconductor manufacturing equipment industry experienced a significant slowdown in sales as a result of excess capacity within the semiconductor industry and the Company's equipment sales levels have not recovered to previous levels. Net sales include $3 million and $12.3 million related to ship-in-place transactions for the three and six month periods ended June 30, 1997, respectively, as compared with no ship-in-place transactions during the first six months of 1996. The increase is primarily due to the Company's largest customer placing significant ship-in-place orders during the first six months of 1997, pending completion of construction of its wafer fabrication facility which was completed in July, 1997. When customers request that the Company manufacture and invoice systems on a ship-in-place basis, revenue is recognized for systems prior to shipment upon completion of customer source inspection and factory acceptance of the system and where risk of loss and title to the system has passed to the customer.

During the last two quarters of 1996, the Company incurred special charges of $5.9 million, relating to capacity cost reductions including a reduction in force, increased inventory reserves and the write-off of property and equipment. Accordingly, this restructuring has resulted in lower spending within all of the expense categories as discussed below.

Gross margin for the quarter and six months ended June 30, 1997 was 40% and 39%, respectively, compared to 37% and 36% for the same periods in 1996. Despite a lower level of sales resulting in less absorption of fixed manufacturing costs, and competitive pricing pressures, the Company was able to improve its gross margins due to operating efficiencies and product mix. In the first quarter of 1996, the Company experienced higher service costs associated with the opening of Genus, Korea, Ltd. The Company gross margins have historically been affected by variations in average selling price (ASP), changes in the mix of product sales, unit shipment levels, the percentage of foreign sales, and competitive pricing pressures.

For the second quarter of 1997. research and development (R&D) expenses were $3.1 million, or 16% of sales compared to $3.6 million, or 14% of sales for the second quarter of 1996. R&D spending for the first half of 1997 of $6.2 million declined from the $7.6 million for the comparable period in 1996. The decrease in absolute dollars is primarily attributable to the restructuring of the Company's operations and two reductions in force that occurred during the second half of 1996. The Company continually evaluates in R&D investment in view of evolving competition and market conditions and expects that R&D spending may increase during the second half of 1997.

Selling, general and administrative expenses (S,G&A) were $4.2 million for the second quarter of 1997, or 22% of sales, down from the $4.6 million or 18 % sales of S,G &A for the second quarter of 1996. S,G &A for the six months of $8.1 million decreased by $1.0 million from the first half of 1996. Similar to R&D, the decrease in absolute dollars is attributable to restructuring and the reduction in force. In addition, sales commissions were higher in 1996, commensurate with the higher sales level.

For second quarter of 1997, other expense was $82,000 compared with other income of $46,000 for the second quarter of 1996. Other expense for the first six months of 1997 was $97,000 compared to other income of $63,000 for the same
period in 1996.   The other expense is comprised primarily of interest expense associated with capital leases and short term borrowings. During 1996, interest income was earned on cash balances; during 1997, the Company increased its short term borrowings resulting in net interest expense. The effective tax rate for the quarter and six months was 38.5%, unchanged from the same periods a year ago.

The Company experienced losses during the third and fourth quarter of 1996 as a result of an overall industry downturn. As a result of the restructuring of operations and a 15% increase in sales over the last quarter of 1996, the Company was able to return to a break-even level of profitability in the first quarter and slightly increase the profitability in the second quarter. Nonetheless, due to the Company's order rates in the last twelve months, the Company's continued reliance on one customer for a significant portion of its orders, the continued competitive market environment for the Company's products and the historically cyclical nature of the semiconductor equipment market, the Company remains cautious about the short-term prospects for its business. The Company continues to make strategic investments in new product development and manufacturing improvements with a view to improving future performance by enhancing product offerings; however, such investment may adversely affect short-term operating performance. The Company is also continuing it efforts to implement productivity improvements for future operating performance. The Company believes that the future economic environment could continue to lengthen the order and sales cycles for its products, causing it to simultaneously book and ship some orders during the same quarter.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997, the Company's cash and cash equivalents declined by $.3 million to $11.5 million. Accounts receivable increased by $10 million receivable and the Company increased its net borrowings by $4.8 million. Some of the increase in accounts receivable resulted from extended payment terms to customers during this industry downturn, and accounts receivable due to ship-in-place transactions which increased from $3 million at December 31, 1996 to $15.3 million at June 30, 1997

The Company's primary source of funds at June 30, 1997 consisted of $11.5 million in cash and funds available under a $10.0 million revolving line of credit. The line of credit is secured by substantially all of the assets of the Company and expires in June 1997. At June 30, 1997, the Company had $7.3 million of borrowings outstanding under the line of credit.

Capital expenditures and property and equipment acquired under capital lease obligations during the first six months of the year were $1.1 million and were primarily leasehold improvements for the Ion Technology Products group located in Newburyport, Massachusetts. The Company believes that cash on hand and generated from operations, if any, and existing credit facilities will be sufficient to satisfy its cash needs for the foreseeable future. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.


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

Historical Performance. Although the Company had net income of $19.3 million and $4.2 million in the years ended December 31, 1995 and 1994, respectively, the Company experienced losses of $9.2 million, $6.9 million, and $17.1 million for the years ended December 31, 1996, 1993 and 1992, respectively. Although the Company reported net income of $296,000 for the first half of 1997, as a result of the Company's inconsistent sales and operating results in recent years, there can be no assurance that the Company will be able to sustain consistent future revenue growth on a quarterly or annual basis, or that the Company will be able to maintain consistent profitability on a quarterly or annual basis.

Competition. The semiconductor manufacturing capital equipment industry is highly competitive. The Company faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources in order to offer a broader range of products, to maintain customer service and support centers worldwide and invest in product and process research and development. Many of the Company's existing and potential competitors have substantially greater finanical resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, as well as greater name recognition than the Company.
The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering MeV or CVD products similar to those sold by the Company, it would materially adversely affect the Company's ability to sell its products to these manufacturers. There can be no assurance that the Company will continue to compete successfully in the United States or worldwide. The Company faces direct competition in CVD tungsten silicide from Applied Materials, Inc. and Tokyo Electron, Ltd. In the MeV marketplace, the Company's MeV ion implantation systems compete with MeV systems marketed by Eaton Corporation. There can be no assurance that these or other cometitors will not succeed in developing new technologies, offering products at lower prices than those of the Company or obtaining market acceptance for product more rapidly than the Company.

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

Cyclical Nature of the Semiconductor Industry. The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is cyclical and is currently experiencing a downturn, which has had an adverse effect on the semiconductor industry's demand for semiconductor manufacturing capital equipment. Prior and current semiconductor industry downtruns have adversely affected the Company's revenue, operating marging and results of operations. There can be no assurance that the Company's revenue and operating results will not continue to be materially and adversely affected if a downturn in the semiconductor industry continues, or occurs in the future. In addition, the need for continued investment in research and development, substantial capital equipment requirements and extensive ongoin worldwide customer service and support capability may limit the Company's ability to reduce expenses or to maintain them at current levels. Accordingly, there is no assurance that the Company will be profitable in the future.

Reliance on International Sales. International sales accounted for approximately 86%, 88% and 89% of total net sales in years ended 1996, 1995, and 1994 respectively, and were 85% for the first six months of 1997. In addition, net sales to Korean customers accounted for approximately 59%, 63%, 60%, and 61% of total net sales, during the same periods. The Company anticipates that international sales, including sales to Korea, will continue to account for a significant portion of net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Although the Company's foreign sales are primarily denominated in U.S. dollars and the Company does no engage in hedging transactions, the Company's foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could have the effect of making the Company's product more or less expensive. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance on a Small Number of Customers. Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. For the first half of 1997, one customer accounted for 60% of its net sales.
In 1996, two customers accounted for 53% and 18%, respectively, of the Company's net sales. Net sales to one customer accounted for 63% of total net sales in 1995. In 1994, net sales to three customers accounted for 33%, 19% and 14%, respectively, of total net sales. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future product sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. Futhermore one customer accounts for all of the sales of the Genus 7000 system, which accounted for 30% of the Company's revenues in the first half of 1997. The loss of this customer or another significant customer or any reduction in orders from this customer or another significant customer, including reductions due to this customer's or another sigificant customer's departure from recent buying pattern, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, would have a material adverse effect on the Company's business, financial condition and results of operations.

Product Concentration; Rapid Technological Change. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company derives its revenue primarily from the sale of its MeV ion implantation and tungsten silicide CVD systems. The Company estimates that the life cycle for these systems is generally three to five years. The Company believes that its future prospects will depend in part upon its ability to continue to enhance its existing products and their process capabilities. As a result, the Company expects to continue to make significant investments in research and development. The Company also must manage product transitions successfully, as introduction of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's product offerings obsolete or that theCompany will be able to develop and introduce new products or enhancements to its existing and future processes in a timely manner to satisfy customer needs or achieve market acceptance. The failure to do so could adversely affect the Company's business, financial condition and results of operations. Furthermore, if the Company is not successful in the development of advanced processes or equipment for manufacturers with whom it currently does business, its ability to sell its products to those manufactures would be adversely affected.

Fluctuations in Quarterly Operating Results. The Company's revenue and operating results may fluctuate significantly from quarter to quarter. The Company derives its revenue primarily from the sale of a relatively small number of high-priced systems, many of which may be ordered and shipped during the same quarter. The Company's results of operations for a particular quarter could be adversely affected if anticipated orders, for even a small number of systems, were not received in time to enable shipment during the quarter, anticipated shipments were delayed or canceled by one or more customers or shipments were delayed to manufacturing difficulties. The Company's revenue and operating results may also fluctuate due to the mix of products sold and the channel of distribution.

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

                                  GENUS, INC.

                        PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

	The Company's Annual Meeting of Shareholders was held on May 20, 1997 in Santa Clara, California. Proxies for the meeting were solicited pursuant to Regulation 14A. At the Company's Annual Meeting, the shareholders approved the following resolutions:

  (1)  Election of the following persons as directors.

     		Director                  	In Favor     	Withheld

       William W.R. Elder       14,644,196     1,072,774
       James T. Healy           14,641,638     1,075,332
       Todd S. Myhre            14,629,333     1,087,637
       Stephen F. Fisher        14,635,726     1,081,244
       G. Frederick Forsyth     14,635,426     1,081,544
       Mario M. Rosati          14,636,246     1,080,724

		(2)	Amendment to the 1991 Incentive Stock Option Plan to increase the number of shares reserved for issuance thereunder by 650,000 shares.

          For:       12,855,328 shares
          Against:    1,783,256 shares
          Abstaining:   107,927 shares

		(3)	Amendment to the 1989 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 150,000 shares.

          For:       13,002,827 shares
          Against:    1,645,984 shares
          Abstaining:    97,700 shares

		(4)	Amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000.

          For:       12,481,520 shares
          Against:    2,178,161 shares
          Abstaining:    86,830 shares

  (5) Ratification and appointment of Coopers & Lybrand LLP as independent accountants.

          For:       15,512,099
          Against:      118,946
          Abstaining:    85,925

Item 6.  Exhibits and Reports on Form 8-K

	(a) 	Exhibits

        The Exhibits listed on the accompanying Index to Exhibits are filed as part hereof, or incorporated by reference into, the Report.

	(b)  Reports of Form 8-K

      		No reports on Form 8-K were filed during the period from April 1, 1997 to June 30, 1997.

                                 GENUS, INC.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  August 14, 1997	                          GENUS, INC.




                                                 /S/   James T. Healy
                                                 ________________________
                                                 James T. Healy, President
                                                 and Chief Executive Officer




                                                 /S/   Mary F. Bobel
                                                 _________________________
                                                 Mary F. Bobel
                                                 Chief Financial Officer

                                  GENUS, INC.

                               Index to Exhibits



Exhibit         	Description

3.1 Amended and Restated Articles of Incorporation of Registrant as filed June 6, 1997.
3.2       By-Laws of Registrant, as amended (3)
4.1 Common Shares Rights Agreement, dated as of April 27, 1990, between Registrant and Bank of America, N.T. and S.A., as Rights Agent (5)
10.1 Lease dated December 6, 1985, for Registrant's facilities at 4 Mulliken Way, Newburyport, Massachusetts, and amendment and extension of lease dated March 17, 1987 (1)
10.2 Lease dated June 15, 1988, for Registrant's facilities at 100 Merrick Road, West Building, Rockville Center, New York (1)
10.3 Assignment of Lease dated April 1986 for Registrant's facilities at Unit 11A, Melbourn Science Park, Melbourn, Hertz, England (1)
10.4      Registrant's 1981 Incentive Stock Option Plan, as amended (2)
10.5      Registrant's 1989 Employee Stock Purchase Plan, as amended (6)
10.6      Registrant's 1991 Incentive Stock Option Plan, as amended (13)
10.7 International Distributor Agreement dated November 23, 1987, between General Ionex Corporation and Innotech Corporation (1)
10.8      Distributor/Representative Agreement dated August 1, 1984, between
         	Registrant and Aju Exim (formerly Spirox Holding Co./You One Co. Ltd.) (1)
10.9      Exclusive Sales and Service Representative Agreement dated October 1,
          1989,	between Registrant and AVBA Engineering Ltd. (4)
10.10 Exclusive Sales and Service Representative Agreement dated April 1, 1990, between Registrant and Indosale PVT Ltd. (4)
10.11     License Agreement dated November 23, 1987, between Registrant and
          Eaton	Corporation (1)
10.12 Exclusive Sales and Service Representative Agreement dated May 1, 1989, between Registrant and Spirox Taiwan, Ltd. (3)
10.13 Lease dated April 7, 1992, between Registrant and The John A. and Susan R. Sobrato 1979 Revocable Trust for property at 1139 Karlstad Drive, Sunnyvale, California (7)
10.14 Term Loan Agreement dated April 17, 1992, between the Registrant and Silicon Valley Bank (7)
10.15     Asset Purchase Agreement dated May 28, 1992, between Registrant and
         	Advantage Production Technology, Inc. (8)
10.16     License and Distribution Agreement dated September 8, 1992, between
        		Registrant and Sumitomo Mutual Industries, Ltd. (9)
10.17     Mortgage dated February 1, 1993, with Bay Bank Middlesex for
          Registrant's	facilities at One Merrimack Landing, Unit 26,
          Newburyport, Massachusetts (10)
10.18     Revolving Loan Agreement dated May 15, 1994, between Registrant and
        		Silicon Valley Bank (1)
10.19 Lease Agreement dated October 1995 for Registrant's facilities at Lot 62, Four Stanley Tucker Drive, Newburyport, Massachusetts (13)
11.1      Computation of Net Income Per Share (2)
27.1      Financial Data Schedule

(1)	Incorporated by reference to the exhibit filed with the Registrant's
    Registration Statement on Form S-1 (No. 33-23861) filed August 18, 1988,
    and amended on September 21, 1988, October 5, 1988, 	November 3, 1988,
    November 10, 1988, and December 15, 1988, which Registration Statement became effective November 10, 1988.

(2)	Incorporated by reference to the exhibit filed with the Registrant's
    Registration Statement on Form S-8 filed January 17, 1991.

(3)	Incorporated by reference to the exhibit filed with the Registrant's
    Registration Statement on Form S-1 (No. 33-28755) filed on May 17, 1989,
    and amended May 24, 1989, which Registration Statement 	became effective
    May 24, 1989.

(4)	Incorporated by reference to the exhibit filed with the Registrant's Annual
    Report on Form 10-K for the	year ended December 31, 1989.

(5)	Incorporated by reference to the exhibit filed with the Registrant's
    Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.

(6)	Incorporated by reference to the exhibit filed with the Registrant's Annual
    Report on Form 10-K for the year ended December 31, 1990.

(7)	Incorporated by reference to the exhibit filed with the Registrant's
    Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(8)	Incorporated by reference to the exhibit filed with the Registrant's Report on Form 8-K dated June 12, 1992.

(9)	Incorporated by reference to the exhibit filed with the Registrant's
     Annual Report on Form 10-K for the year ended December 31, 1992.

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

(13) Incorporated by reference to the exhibit filed with the Registrant' Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

                                                            Exhibit 3.1


                            State of California
                     Office of the Secretary of State


I, Bill Jones, Secretary of State of the State of California, hereby certify:

That the attached transcript has been compared with the record on file in this office, of which it purports to be a copy, and that it is full, true and correct.

                                       IN WITNESS WHEREOF, I execute
                                       this certificate and affix the great
                                       Seal of the State of California this
                                                   June 09, 1997
                                       ____________________________________


   (STATE OF CALIFORNIA SEAL)          /s/ Bill Jones
                                       ____________________________________
                                       Bill Jones, Secretary of State
                                       Authentication: A493124
                                                 Date: 06/09/97

                             AMENDED AND RESTATED
                           ARTICLES OF INCORPORATION
                                      OF
                                  GENUS, INC.


James T. Healy and Mario M Rosati certify that:

1. They are the duly elected President and Secretary of Genus, Inc., a California corporation.

2. The Articles of Incorporation of this corporation, as amended to the date of the filing of these Restated Articles of Incorporation, and with the omissions required by Section 910 of the Corporations Code, are hereby amended and restated to read as follows:

                                    I.

	The name of this corporation is:	GENUS, INC.

                                    II.
 	The purpose of this corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of California other than the banking business, the trust company business or the practice of a profession permitted to be incorporated by the California Corporations Code.


                                    III.
		The Corporation is authorized to issue two classes of shares, designated
"Common Stock" and "Preferred Stock."  The total number of shares which this corporation is authorized to issue is 52,000,000.  The number of shares of
Preferred Stock which this corporation is authorized to issue is 2,000,000.
The number of shares of Common Stock which this corporation is authorized to issue is 50,000,000.

 	The Preferred Stock may be issued from time to time in one or more series. The Board of Directors of this corporation is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequest to the issue of shares of that series, to determine the designation and par value of any series and to fix the number of shares of any series.


                                    IV.

 	The liability of the directors of this corporation for monetary damages shall be eliminated to the fullest extent permissible under California Law.

	The corporation is authorized to provide indemnification of agents (as defined in Section 317 of the California Corporations Code) through bylaw provisions, agreements with agents, vote of shareholders or disinterested directors or otherwise, in excess of the indemnification otherwise permitted by Section 317 of the California Corporations Code, subject only to the applicable limits set forth in Section 204 of the California Corporations Code with respect to actions for breach of duty to the corporation and its shareholders.

	Any repeal or modification of the foregoing provisions of this Article IV by the shareholders of this corporation shall not adversely affect any right or protection of a director of this corporations existing at the time of such repeal or modification.


3. The foregoing Restated Articles of Incorporation have been duly approved by the Board of Directors of said corporation.
4.	The foregoing Restated Articles of Incorporation were approved by the required vote of the shareholders of said corporation in accordance with Sections 902 and 903 of the California General Corporations Code at the Annual Meeting of shareholders, the record date for which was March 31, 1997. The total number of outstanding shares of the corporation entitled to vote as of the record date for said meeting was 16,738,092 shares of Common Stock. The number of shares of Stock voting in favor of the foregoing Restated Articles of Incorporation equaled or exceeded the vote required. The vote required was a majority of the outstanding shares of Common Stock entitled to vote as of the record date for said meeting.

  	We further declare under penalty of perjury under the laws of the State of California that the matters set forth in the foregoing Restated Articles of Incorporation are true and correct of our own knowledge.

Executed at Sunnyvale, California, on May 28, 1997

                                                   /S/ James T. Healy
                                                   _____________________
                                                   James T. Healy
                                                   President and
                                                   Chief Executive Officer

                                                   /S/ Mario M. Rosati
                                                   _____________________
                                                   Mario M. Rosati
                                                   Secretary

                                                    							Exhibit 11.1


GENUS, INC.
Computation of Net Income Per Share (a)
(Amounts in thousands, except per share amounts)

                                      	Three Months Ended  	Six Months Ended
                                    	        March 31	 	         June 30
                                     	   1997       	1996	    1997     	1996
Average common shares outstanding      16,782      16,303   16,760    16,256

Computation of incremental outstanding shares
   Net effect of dilutive stock options
   based on treasury stock method          72          336       95       331
                                       ______       ______   ______    ______

                                       16,854       16,639   16,855    16,587
                                       ======       ======   ======    ======

Net income                              $ 296        $ 645    $ 477    $1,238
                                       ======       ======   ======    ======

Net income per share (a)               $ 0.02       $ 0.04   $ 0.03    $ 0.07
                                       ======       ======   ======    ======



















Computation Notes:

(a)	Presentation of fully diluted earnings per share for the three and six months ended June 30, 1997 and 1996 is omitted because such amounts are materially the same as those presented above.