Form 10-Q
period 1997-09-30
GENUS INC
filed 1997-11-12
CIK 837913

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___ TO ___

COMMISSION FILE NUMBER 0-17139

                                   GENUS, INC.
             (Exact name of registrant as specified in its charter)

     California                                     94-279080
--------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

     1139 Karlstad Drive, Sunnyvale, California                   94089
--------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip code)

                                (408) 747-7120
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     X         No
                                  ---------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at November 6, 1997:          16,969,213
                                                    ------------------

                                GENUS, INC.
                                  Index


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
         ---------------------                                          --------
   ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Statements of Operations -
               Three and nine months ended
               September 30, 1997 and 1996                                3

            Consolidated Balance Sheets -
               September 30, 1997 and
               December 31, 1996                                          4

            Consolidated Statements of Cash Flows -
               Nine months ended
               September 30, 1997 and 1996                                5

            Notes to Consolidated Financial Statements                  6-7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                           8-12




PART II.    OTHER INFORMATION
            -----------------

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             13


   Signatures                                                            14

   Index to Exhibit                                                      15

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


GENUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        Three Months Ended            Nine Months Ended
                                                        ------------------            -----------------
                                                           September 30,                 September 30,
                                                           -------------                 -------------
                                                        1997           1996           1997           1996
                                                        ----           ----           ----           ----
Net sales                                            $24,375        $13,892        $63,407        $65,347

Costs and expenses:
   Cost of goods sold                                 16,024         10,493         39,877         43,334
   Research and development                            3,066          3,788          9,315         11,371
   Selling, general & administrative                   4,358          4,926         12,414         14,007
Special charge                                             -          3,540              -          3,540
                                                     -------        -------        -------        -------
Income (loss) from operations                            927         (8,855)         1,801         (6,905)

Other income (expense) net                               (94)           (25)          (191)            38
                                                     -------        -------        -------        -------
   Income (loss) before provision for income taxes       833         (8,880)         1,610         (6,867)

Provision for (benefit from) income taxes                321           (775)           621            ---
                                                     -------        -------        -------        -------

   Net income (loss)                                 $   512        $(8,105)       $   989        $(6,867)
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

Net income (loss) per share                          $  0.03        $ (0.48)       $  0.06        $ (0.41)
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

Shares used in per share calculation                  17,060         16,841         16,923         16,630
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GENUS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              Unaudited            Audited
                                                            September 30,        December 31,
                                                                1997                 1996
                                                            -------------        ------------
ASSETS

Current assets:
   Cash and cash equivalents                                 $  12,460           $  11,827
   Accounts receivable (net of allowance for doubtful
      accounts of $250 in 1997 and 1996)                        29,387              15,555
   Inventories, net                                             25,839              26,464
   Other current assets                                          1,584                 638
   Current deferred taxes                                        4,427               4,427
                                                             ---------           ---------
   Total current assets                                         73,697              58,911

Property and equipment, net                                     13,491              15,345
Other assets, net                                                3,815               4,459
Non-current deferred taxes                                      10,417              10,417
                                                             ---------           ---------
                                                             $ 101,420           $  89,132
                                                             ---------           ---------
                                                             ---------           ---------


LIABILITIES

Current liabilities:
   Short term bank borrowings                                $   9,980           $   2,500
   Accounts payable                                              8,683               5,304
   Accrued expenses                                             10,951              10,808
   Current portion of long-term debt                               801               1,009
                                                             ---------           ---------
      Total current liabilities                                 30,415              19,621
                                                             ---------           ---------

Long-term debt, less current portion                             1,150               1,260
                                                             ---------           ---------

SHAREHOLDERS' EQUITY

Preferred stock, no par value:
   Authorized, 2,000,000 shares;
   Issued and outstanding, none                                     --                  --
Common stock, no par value:
   Authorized, 50,000,000 shares;
   Issued and outstanding 16,968,545 shares at
   September 30, 1997 and 16,723,927 shares at
   December 31, 1996                                            98,697              97,915
Accumulated deficit                                            (28,538)            (29,527)
Cumulative translation adjustment                                 (304)               (137)
                                                             ---------           ---------
  Total shareholders' equity                                    69,855              68,251
                                                             ---------           ---------
                                                             $ 101,420           $  89,132
                                                             ---------           ---------
                                                             ---------           ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GENUS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

                                                                     Nine Months Ended
                                                                     -----------------
                                                                        September 30
                                                                        -------------
                                                                  1997                1996
                                                               ----------          ----------
Cash flows from operating activities:
   Net income (loss)                                           $    989           $  (6,867)
   Adjustments to reconcile net income to net cash
    from operating activities:
      Special charge                                                 --               3,281
      Depreciation and amortization                               3,651               4,879
      Deferred taxes
      Changes in assets and liabilities:
         Accounts receivable                                    (13,832)             10,590
         Inventories                                                625              (6,129)
         Other current assets                                      (946)               (368)
         Accounts payable                                         3,379              (1,571)
         Accrued expenses                                           143                 247
         Other, net                                                  63              (1,062)
                                                               --------           ---------
           Net cash provided by (used in) operating activities   (5,928)              3,000
                                                               --------           ---------

Cash flows from investing activities:
   Acquisition of property and equipment                           (565)             (5,228)
   Capitalization of software development costs                      --                (352)
                                                               --------           ---------
      Net cash used in investing activities                        (565)             (5,580)
                                                               --------           ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock                           782               1,646
   Proceeds from short-term bank borrowings                      15,896               1,500
   Payments of short-term bank borrowings                        (8,416)             (1,500)
   Payments of long-term debt and capital lease obligations      (1,071)               (735)
                                                               --------           ---------
      Net cash provided by financing activities                   7,191                 911
                                                               --------           ---------

Effect of exchange rate changes on cash                             (65)                 --
Net increase (decrease) in cash and cash equivalents                633              (1,669)
Cash and cash equivalents, beginning of period                   11,827              12,630
                                                               --------           ---------
Cash and cash equivalents, end of period                       $ 12,460           $  10,961
                                                               --------           ---------
                                                               --------           ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GENUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 (UNAUDITED)
(AMOUNTS IN THOUSANDS)

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

STATEMENT OF CASH FLOWS INFORMATION

                                                          Nine Months Ended
                                                          -----------------
                                                            September 30
                                                            ------------
                                                         1997          1996
                                                       --------      --------
Supplemental Cash Flow Information:

   Cash paid during the period for:
      Interest                                        $  298         $  159
      Income taxes                                         2            105

   Non cash investing activities:
      Purchase of property and equipment
      under long-term debt obligations                $  753       $  1,410

LINE OF CREDIT

The Company has a revolving line of credit agreement with a bank that provides for maximum borrowings of $10.0 million and expires in June 1998. Borrowings under the line of credit, which are secured by substantially all of the assets of the Company, bear interest at the bank's prime rate minus 0.25% or at LIBOR plus 2%. The agreement requires the Company to comply with certain financial covenants and restricts the payment of dividends. At September 30, 1997, the Company had $10.0 million in borrowings outstanding under the line of credit.

GENUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

INVENTORIES
INVENTORIES COMPRISE THE FOLLOWING:

                                                 September 30,   December 31,
                                                     1997           1996
                                                 -------------   ------------

Raw materials and parts                            $  17,218      $  14,776
Work in progress                                       3,289          6,847
Finished goods                                         5,332          4,841
                                                   ---------      ---------
                                                   $  25,839      $  26,464
                                                   ---------      ---------
                                                   ---------      ---------

PROPERTY AND EQUIPMENT
PROPERTY AND EQUIPMENT ARE STATED AT COST AND COMPRISE THE FOLLOWING:

                                                 September 30,   December 31,
                                                     1997           1996
                                                 -------------   ------------

Demonstration equipment                            $  14,351      $  14,047
Equipment                                             17,190         16,145
Furniture and fixtures                                 2,647          2,631
Leasehold improvements                                 6,901          6,900
                                                   ---------      ---------
                                                      41,089         39,723
Less accumulated depreciation and amortization       (27,841)       (24,669)
                                                   ---------      ---------
                                                      13,248         15,054
Construction in progress                                 243            291
                                                   ---------      ---------
                                                   $  13,491      $  15,345
                                                   ---------      ---------
                                                   ---------      ---------

ACCRUED EXPENSES
ACCRUED EXPENSES COMPRISE THE FOLLOWING:

                                                 September 30,   December 31,
                                                     1997           1996
                                                 -------------   ------------

System installation and warranty                   $   4,122      $   4,884
Accrued commissions and incentives                     1,997          1,344
Accrued payroll and related items                      1,503          1,003
Other                                                  3,329          3,577
                                                   ---------      ---------
                                                   $  10,951      $  10,808
                                                   ---------      ---------
                                                   ---------      ---------

CONTINGENCY

Included in accounts receivable at September 30,1997 is a $3,900,000 amount for a previously recorded sale to the California based manufacturing facility of InterConnect Technology (ICT), which is headquartered in Malaysia. Due to financial difficulties that ICT is experiencing, it is reasonably possible that this $3,900,000 amount is at risk for collection. Although the Company is currently being advised that this amount will be paid, there can be no assurance that it will be paid. If it is paid, the Company's financial position, results of operations and cash flows would be adversely affected.

SPECIAL CHARGES

For the first nine months of 1996, the Company incurred special charges of $3,540,000 relating primarily to payroll costs associated with a reduction in force and to inventory and demonstration equipment write-downs.

                                   GENUS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

The information in this discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which only speak as of the date thereof.

RESULTS OF OPERATIONS

Net sales for the three and nine months ended September 30, 1997 were $24.4 million and $63.4 million, respectively, compared to net sales of $13.9 million and $65.3 million, respectively, for the corresponding periods in 1996. During the second half of 1996, the semiconductor manufacturing equipment industry experienced a significant slowdown in sales as a result of excess capacity within the semiconductor industry. Accordingly, the Company's sales of $13.9 million in the third quarter of 1996 declined from the previous quarter sales of $25.1 million, and increased slightly to $17.2 million during the fourth quarter of 1996. Third quarter sales for 1997, an increase of 76% compared to third quarter sales for 1996, reflect higher unit sales and increased service revenues. Nonetheless, while sales have grown on a quarterly basis since third quarter of 1996, year-to-date sales still lag behind year-to-date sales of $65.3 million for 1996 due to lower unit sales of systems as well as lower revenue from spares and service. Net sales include $2.5 million and $14.8 million related to ship-in-place transactions for the three and nine month periods ended September 30, 1997, respectively, as compared with $3.0 million for the three and nine month periods ended September 30, 1996. The increase is primarily due to the Company's largest customer placing significant ship-in place orders during the first six months of 1997, pending completion of construction of its wafer fabrication facility which was completed in July, 1997. When customers request that the Company manufacture and invoice systems on a ship-in place basis, revenue is recognized for systems prior to shipment upon completion of customer source inspection and factory acceptance of the system and where risk of loss and title to the system has passed to the customer.

In response to the industry slowdown, during the last two quarters of 1996, the Company incurred special charges of $5.9 million, relating to capacity cost reductions including a reduction in force, increased inventory reserves and the write-off of property and equipment. The reorganization has resulted in lower spending in all expense categories as discussed below.

Gross margin for the quarter and nine months ended September 30, 1997 was 34% and 37% compared to 25% and 34% for the same periods in 1996. The gross margin for the third quarter of 1996 was negatively impacted by the depressed level of sales resulting in less absorption of fixed manufacturing and service costs. In addition to the higher sales level in the third quarter of 1997, the Company was able to improve its gross margin due to some operating efficiencies compared to 1996 despite competitive pricing pressures. The improvement in gross margin for the nine-month period is primarily due to operating efficiencies as a result of the restructuring. The Company's gross margins have historically been affected by variations in average selling price (ASP), changes in the mix of product sales, unit shipment levels, the level of foreign sales, and competitive pricing pressures.

For the third quarter of 1997, research and development (R&D) expenses were $3.1 million or 13% sales compared to $3.8 million or 27% sales for the third quarter of 1996. R& D expenditures for the first nine months of 1997 were $9.3 million, compared to $11.4 million for the same period in 1996. For both the quarter and the nine months, the decrease in absolute dollars from 1996 to 1997 is primarily attributable to the restructuring of the Company's operations and two reductions in force that occurred during the second half of 1996. The Company continually evaluates its R&D investment in view of evolving competition and market conditions and expects that R&D spending may increase during the last quarter of 1997.

Selling, general and administrative expenses (S, G&A) were $4.4 million for the third quarter of 1997 or 18% of sales, down from the $4.9 million for the third quarter of 1996. For the nine months ended September 30, 1997 and 1996, S,G&A was $12.4 million, and $14.0 million, respectively. Similar to R&D, the decrease in absolute dollars is attributable to the reduction in force. In addition, sales commissions were higher in 1996, commensurate with the higher sales level.

During the third quarter of 1996 the Company recorded a special charge of $3.5 million, relating to capacity cost reductions in association with the Company's reduction in force, increased inventory reserves and the write-off of property and equipment.

For the third quarter of 1997, other expense was $94,000 compared with other expense of $25,000 for the third quarter of 1996. For the nine months ended September 30, 1997, other expense was $191 thousand, compared to $38 thousand of other income for the comparable period in 1996. The other expense is comprised primarily of net interest expense associated with capital leases and short term borrowings, with the increase from 1996 through 1997 for both the three month and nine month periods ended September 30, 1997 due to a higher average short term borrowings. The effective tax rate for the quarter was 38.5%, compared to an effective tax rate of 7.0% for the same quarter a year ago

Net income for the quarter and nine months ended September 30, 1997 was $512,000 and $989,000, respectively, resulting in earnings per share of $0.03 and $0.06 for the corresponding periods. This compares with losses of $8.1 million and $6.9 million for the comparable periods in 1996 with losses per share of $0.48 and $0.41.

The Company experienced losses during the third and fourth quarter of 1996 as a result of an overall industry downturn. As a result of the restructuring of operations and an increase in sales compared to the latter half of 1996, the Company returned to profitability for the first quarter of 1997 and has shown increased profitability in the two subsequent quarters. Nonetheless, due to the Company's order rates in the last twelve months, the Company's continued reliance on one customer for a significant portion of its orders, the continued competitive market environment for the Company's products and the historically cyclical nature of the semiconductor equipment market, the Company remains cautious about the short-term prospects for its business.
The Company continues to make strategic investments in new product development and manufacturing improvements with a view to improving future performance by enhancing product offerings; however, such investment may adversely affect short-term operating performance. The Company is also continuing its efforts to implement productivity improvements for future operating performance.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1997, the Company's cash and cash equivalents increased slightly to $12.5 million from $11.8 million while accounts receivable grew by $13.8 million to $29.4 million. While some of the growth in accounts receivable is attributable to increased sales for the three months ended September 30, 1997 compared to the last quarter of 1996, some of the growth is due to extended payment terms granted to customers earlier this year. In addition, it is reasonably possible that a $3.9 million receivable for a previously recorded sale to the California-based manufacturing facility of

InterConnect Technology (ICT), headquartered in Malaysia, is at risk for collection due to financial difficulties that ICT is experiencing. Although the Company is currently being advised that this receivable will be paid, there can be no assurance that it will be paid. If it is not paid, the Company's financial position, and cash flow would be adversely affected.

The Company's primary source of funds at September 30, 1997 consisted of $12.5 million in cash, of which $10.0 million was borrowed under the Company's revolving line of credit. The line of credit is secured by substantially all of the assets of the Company and expires in June 1998.

Capital expenditures and property and equipment acquisitions acquired under capital lease obligations during the first nine months of 1997 were $1.3 million and were primarily leasehold improvements for the Ion Technology Products group located in Newburyport, Massachusetts.

The Company believes that cash on hand and generated from operations, if any will be sufficient to satisfy its cash needs for the foreseeable future. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

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

HISTORICAL PERFORMANCE. Although the Company had net income of $19.3 million and $4.2 million in the years ended December 31, 1995 and 1994, the Company experienced losses of $9.2 million, $6.9 million and $17.1 million for the years ended December 1996, 1993 and 1992, respectively. In addition, although the Company has experienced improved sales and operating results in recent quarters, there can be no assurance that the Company will be able to sustain similar revenue growth on a quarterly or annual basis, or that the Company will be able to maintain profitability on a quarterly or annual basis.

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

RELIANCE ON INTERNATIONAL SALES. International sales accounted for approximately 86%, 88% and 89% respectively, of total net sales in fiscal 1996, 1995 and 1994 and were 83% for the first nine months of 1997. In addition, net sales to Korean customers accounted for approximately 59%, 63%, 60% and 62% respectively, of total net sales during the same periods. The Company anticipates that international sales, including sales to Korea, will continue to account for a significant portion of net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Although the Company's foreign sales are denominated in U.S. dollars and the Company does not engage in hedging transactions, the Company's foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could have the effect of making the Company's products more or less expensive. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON A SMALL NUMBER OF CUSTOMERS. Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. For the first nine months of 1997, one customer accounted for 52% of its net sales. In 1996, two customers accounted for 53% and 18%, respectively, of the Company's net sales. Net sales to one customer accounted for 63% of the total net sales in 1995. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future product sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Furthermore, sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. Although the composition of the Company's largest customer varies from year to year, the loss of a significant customer or any reductions in orders from a significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

VOLATILITY OF STOCK PRICE. The Company's Common Stock has experienced substantial price volatility, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of, or announcements by, the Company, its competitors or its customers. Also, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies, in particular, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions in the United States and the countries in which the Company does business, may adversely affect the market price of the Company's Common Stock. In addition, the occurrence of any of the events described in these "Risk Factors" could have a material adverse effect on such market price. See "Price Range of Common Stock" in the Company's 1996 Form 10-K.

                                   GENUS, INC.

                           PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          The Exhibits listed on the accompanying "Index to Exhibits" are filed as part hereof, or incorporated by reference into, the report.

(b)  Report on Form 8-K

          No report on Form 8-K was filed during the period July 1, 1997 to September 30, 1997.

                                   GENUS, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1997                GENUS, INC.



                                        /s/ James T. Healy
                                        ----------------------------------------
                                        James T. Healy, President
                                        and Chief Executive Officer




                                        /s/ Mary F. Bobel
                                        ----------------------------------------
                                        Mary F. Bobel
                                        Chief Financial Officer
                                        (Principal Financial and Principal
                                        Accounting Officer)

                                   GENUS, INC.
                                Index to Exhibits

Exhibit        Description


3.1 Amended and Restated Articles of Incorporation of Registrant as filed June 6, 1997. (14)
3.2            By-Laws of Registrant, as amended (3)
4.1 Common Shares Rights Agreement, dated as of April 27, 1990, between Registrant and Bank of America, N.T. and S.A., as Rights Agent (5)
10.1 Lease dated December 6, 1985, for Registrant's facilities at 4 Mulliken Way, Newburyport, Massachusetts, and amendment and extension of lease dated March 17, 1987 (1)
10.2 Lease dated June 15, 1988, for Registrant's facilities at 100 Merrick Road, West Building, Rockville Center, New York (1)
10.3 Assignment of Lease dated April 1986 for Registrant's facilities at Unit 11A, Melbourn Science Park, Melbourn, Hertz, England (1)
10.4           Registrant's 1981 Incentive Stock Option Plan, as amended (2)
10.5           Registrant's 1989 Employee Stock Purchase Plan, as amended (6)
10.6           Registrant's 1991 Incentive Stock Option Plan, as amended (13)
10.7 International Distributor Agreement dated November 23, 1987, between General Ionex Corporation and Innotech Corporation (1)
10.8 Distributor/Representative Agreement dated August 1, 1984, between Registrant and Aju Exim (formerly Spirox Holding Co./You One Co. Ltd.) (1)
10.9 Exclusive Sales and Service Representative Agreement dated October 1, 1989, between Registrant and AVBA Engineering Ltd. (4)
10.10          Exclusive Sales and Service Representative Agreement dated
               April 1, 1990, between Registrant and Indosale PVT Ltd. (4)
10.11 License Agreement dated November 23, 1987, between Registrant and Eaton Corporation (1)
10.12 Exclusive Sales and Service Representative Agreement dated May 1, 1989, between Registrant and Spirox Taiwan, Ltd. (3)
10.13 Lease dated April 7, 1992, between Registrant and The John A. and Susan R. Sobrato 1979 Revocable Trust for property at 1139 Karlstad Drive, Sunnyvale, California (7)
10.14 Term Loan Agreement dated April 17, 1992, between the Registrant and Silicon Valley Bank (7)
10.15 Asset Purchase Agreement dated May 28, 1992, between Registrant and Advantage Production Technology, Inc. (8)
10.16 License and Distribution Agreement dated September 8, 1992, between Registrant and Sumitomo Mutual Industries, Ltd. (9)
10.17 Mortgage dated February 1, 1993, with Bay Bank Middlesex for Registrant's facilities at One Merrimack Landing, Unit 26, Newburyport, Massachusetts (10)
10.18 Revolving Loan Agreement dated May 15, 1994, between Registrant and Silicon Valley Bank (11)
10.19 Lease Agreement dated October 1995 for Registrant's facilities at Lot 62, Four Stanley Tucker Drive, Newburyport, Massachusetts
               (12)
10.20 Credit Agreement dated August 18, 1997 between Registrant and Sumitomo Bank of California.
10.21 International Distributor Agreement dated between Registrant and Macrotron Systems GmbH
11.1           Computation of Net Income (Loss) Per Share
27.1           Financial Data Schedule

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

(13) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(14) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.