Form 10-K
period 1997-12-31
GENUS INC
filed 1998-03-16
CIK 837913

       AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 13, 1998

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997
                                           -----------------

                                          OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                            Commission File No. 0-17139
                                                -------

                                     GENUS, INC.
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                 94-2790804
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

  1139 Karlstad Drive, Sunnyvale, CA                         94089
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (408) 747-7120
                                                   --------------
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, no par
                                                             value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 27, 1998, in the over-the-counter market as reported by the NASDAQ National Market, was approximately $29,978,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 1998, Registrant had 17,129,260 shares of Common Stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference in Part III of this Form 10-K Report: Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders -- Items 10, 11, 12 and 13.

                              TABLE OF CONTENTS

PART I    Item 1.   Business
                    Markets
                    Products
                    Marketing, Sales and Service
                    Research and Development
                    Competition
                    Manufacturing and Suppliers
                    Intellectual Property
                    Employees
                    Environmental Regulation
          Item 2.   Properties
          Item 3.   Legal Proceedings
          Item 4.   Submission of Matters to a Vote of Security Holders
PART II   Item 5.   Market for the Registrant's Common Equity and Related
                    Stockholder Matters
          Item 6.   Selected Financial Data
          Item 7.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
          Item 8.   Financial Statements and Supplementary Data
          Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
PART III  Item 10.  Directors and Executive Officers of the Registrant
          Item 11.  Executive Compensation
          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management
          Item 13.  Certain Relationships and Related Transactions
PART IV   Item 14.  Exhibits, Financial Statement Schedule, and Reports of
                      Form 8-K:
                    (1) Financial Statements
                    (2) Financial Statement Schedule
                    (3) Exhibits
                    (4) Reports on Form 8-K

                                    PART I

ITEM 1.

BUSINESS

     Genus, Inc. ("Genus" or "the Company") designs, manufactures and markets capital equipment and processes for advanced semiconductor manufacturing.
The Company's products, high energy millions of electron volts ("MeV") ion implantation systems and chemical vapor deposition ("CVD") equipment, are used worldwide to produce integrated circuits ("ICs") for the data processing, communications, medical, military, transportation and consumer electronics industries. Genus pioneered the technical development of high energy MeV ion implantation and the CVD of tungsten silicide ("WSix"), which perform two critical steps in the manufacture of semiconductors. These technologies enable chip manufacturers to simplify their IC production process and lower their cost-of-ownership.

     The Company's global customer base consists of semiconductor manufacturers in the United States, Europe and Asia/Pacific including Japan, South Korea and Taiwan.

MARKETS

MeV ION IMPLANTATION

     Ion implantation is the process by which a beam of electrically charged dopant atoms (ions) are accelerated and driven into the surface of a silicon wafer. This process alters the electrical characteristics of the silicon by making it more or less conductive. Since its inception, ion implantation has been used to create all of the active devices, such as transistors, in an IC. Genus implanters have led the way to new applications where "wells" are formed to isolate the active devices.

     The market for ion implanters consists of three primary segments: high current, medium current and high energy. Currently, high and medium current ion implanters make up approximately 80% of the total ion implantation market. However, high energy ion implantation is one of the fastest growing segments in the entire capital equipment industry due to its use in emerging advanced technology simplification applications. High energy MeV ion implantation improves transistor performance and reduces overall manufacturing costs by placing dopants deep into the silicon to create regions that isolate transistors from one another.

THIN FILM (CVD)

     The manufacture of ICs includes the formation of isolation, transistor and interconnect capabilities. Genus' CVD equipment provides thin films for the gate electrode of the transistor and for barrier metal to clad the interconnect and contact elements. WSix is used as a gate electrode and also improves the conductivity of local interconnects, producing faster Dynamic Random Access Memory ("DRAM"), Static Random Access memory ("SRAM") and flash memory devices. Tungsten nitride ("WN") is emerging as a barrier-of-choice for advanced gate formation, memory cell electrodes and metal interconnect and contact applications in logic.

PRODUCTS

     The primary products manufactured by Genus include four MeV ion implantation systems and three CVD systems. Each of these products is available with a variety of options and/or upgrades. Ion implantation systems have accounted for 68%, 62% and 41% of total revenues for 1997, 1996 and 1995, respectively, while CVD systems have accounted for 32%, 38% and 59%, respectively, for the same period.

CURRENT MeV ION IMPLANT PRODUCTS

     THE KESTREL-TM- FAMILY OF ION IMPLANTERS. Introduced in July 1997, Genus' fourth-generation of implanters, the Kestrel Family, offers high productivity manufacturing, low cost-of-ownership and flexibility for MeV, medium current backup, chained implants, mainstream retrograde well and advanced well applications. The Kestrel's accelerator, a direct current ("DC") tandem-based design, simplifies both operation and maintenance while also providing the lowest power consumption and smallest footprint of any high energy system currently in the market. In addition, the system's DC tandem allows fast energy change times resulting in a superior ability to chain multiple implants together without unloading wafers. This enhances overall throughput as well as reducing cost-of-ownership. The system's end station, where the ion beam meets the wafers, is optimized for high energy applications. The large volume of the process chamber and the design of the high vacuum pumping system minimizes a phenomenon known as photoresist outgassing which can hamper throughput and process quality in implanters. All-in-vacuum wafer handling generates the fewest particles added per wafer pass of any high energy implanter. These benefits all translate to higher yields and greater cost savings.

     As the high energy market has moved from high volume production to a bifurcated one that is application specific, the Kestrel family of products is poised to meet the varying requirements with appropriate price and performance.

     KESTREL 750. The Kestrel 750, the most recent addition to the Kestrel family, is best used for advanced well applications such as triple wells and Genus developed and patented BILLI (see below). The accelerator technology for the Kestrel 750 has been improved in several dimensions. Most importantly, the maximum energy range has been increased 15% for each charge state. This translates into greater beam currents at critical energies (higher throughput and lower cost-of-ownership) to support advanced well applications. The value of this new accelerator design, higher energy and beam currents, is achieved while increasing the Kestrel's reliability, serviceability and stability. These advantages have been incorporated without expanding the system's small footprint.

     KESTREL 650. The Kestrel 650 has been optimized to meet the requirements of established retrograde well applications which require a lower price/performance point. The accelerator design is the same as that of the Tandetron-TM- 1520 which is used worldwide for retrograde well, research and development ("R&D") as well as production applications.

     Both the Kestrel 650 and 750 possess a multi-faceted improvement to process chamber vacuum integrity. All three critical elements for minimizing photoresist outgassing (process chamber volume, cryo pump location and cryo pump size) have been improved. Both products also offer significant improvements in the areas of gas distribution, dose control and low energy control. Additionally, each product comes with an extended warranty on the accelerator. This warranty covers all major accelerator components (except the turbopump) for four years on the Kestrel 650 and five years on the Kestrel 750.

     In addition to these improvements, the Kestrel products include all of the advantages present in the Tandetron 1520, Genus' third-generation MeV ion implanter introduced in November 1995. The Tandetron 1520 evolved from the highly successful Genus 1500 system, introduced in 1988, and the Genus 1510 system, introduced in 1992.

     The advantages of the Kestrel products are based on an overall philosophy of design simplicity. Modular construction improves manufacturing cycle times, system installation times and ease of maintenance. In addition, improved features such as a more efficient, longer lasting Bernas Ion Source, provide significant advantages in manufacturing environments.

     TANDETRON 1520. In November 1995, Genus introduced the Tandetron 1520, a third-generation MeV ion implanter that evolved from the Genus 1500 system, introduced in 1988, and the Genus 1510 system, introduced in 1992. Although specifically designed for high energy applications, the Tandetron uses a wide range of energies from 10 keV (thousands of electron volts) to three MeV for implantation. This broad range allows the system to effectively meet high energy applications and also serve as an alternative (back-up) for medium current/medium energy application requirements. The system's accelerator, a DC tandem-based design, simplifies both operation and maintenance while also providing the lowest power consumption of any high energy system currently in the market. Additionally, the system's DC tandem allows fast energy change times resulting in a superior ability to chain multiple implants together without unloading wafers. This enhances overall throughput as well as reducing cost-of-ownership. The system's end station, where the ion beam meets the wafers, is optimized for high energy applications. The large volume of the process chamber and the design of the high vacuum pumping system minimize photoresist outgassing which can hamper throughput and process quality in implanters of poorer design. All-in-vacuum wafer handling generates the fewest particles added per wafer pass of any high energy implanter. This translates to higher yields and greater cost savings.

     The improvements of the Tandetron 1520 are based on an overall philosophy of design simplicity. Modular construction improves manufacturing cycle times, system installation times and ease of maintenance. The system's footprint has been reduced by 20%, making the 1520 the smallest MeV implanter on the market. In addition, improved features such as a more efficient, longer lasting Bernas Ion Source, provide significant advantages in manufacturing environments.

     GENUS 1510. The Company's 1510 MeV ion implantation system was designed to meet low and medium dose requirements in the 40 keV to three MeV range. Introduced in September 1992, the 1510 is Genus' second generation MeV ion implanter and incorporates the basic design and field experience of its predecessor, the 1500. It is a fully automated, highly reliable implanter with excellent beam purity at throughput approaching 180 wafers per hour on 200mm wafers.

BILLI TECHNOLOGY FOR THE KESTREL FAMILY OF IMPLANTERS

     To further advance low-cost manufacturing processes, Genus developed, through joint development programs with its customers, a special isolation technology called the Buried Implanted Layer for Lateral Isolation ("BILLI") structure and process. BILLI, an advanced MeV retrograde well formation technology, can be used for process simplification in the manufacture of DRAM, SRAM and flash memory as well as logic. BILLI can eliminate one to two masking steps from current standard MeV retrograde well processes and three to four masking steps from conventional diffused well processes. An additional benefit that BILLI brings to logic IC design is that transistors can be placed closer together on a chip, improving packing densities. Also, when the BILLI structure is used, latch up, a parasitic effect that degrades Complementary Metal Oxide Semiconductor ("CMOS") IC performance, can be improved thus delaying the introduction of complex oxide isolation schemes such as shallow trench isolation. In some cases, use of the BILLI structure has eliminated the need to use expensive silicon epitaxy. Presently, several of the world's leading device makers are engaged with the Company in joint development programs established to develop low-cost manufacturing processes utilizing the BILLI process.

     A partial list of Genus' ion implant customers include: AMD, Fujitsu, Hyundai, LG Semicon, Mitsubishi, Newport Wafer-Fab Ltd., Philips
Semiconductor, Samsung, SGS-Thomson, Sharp, Sony, Symbios Logic and TSMC.

CURRENT THIN FILM PRODUCTS

     Genus' CVD systems are designed for the deposition of WSix and WN on the gate electrode and interconnect. The Company offers the LYNX2-TM- (formerly called the 7000 Series), a single wafer, thin film cluster tool. Genus' two other hardware architectures, the 8700 Series and the 6000 Series, deposit WSix using batch processes.

     GENUS LYNX2 SYSTEM. In July 1997, in conjunction with the introduction of two new films, Genus changed the name of the Genus 7000 Series system to the LYNX2. Launched in December 1994, the LYNX2 system was designed to meet the advanced technology requirements of the 16M DRAM generation and beyond. This single wafer, open architecture cluster tool supports silane and dichlorosilane ("DCS") process chemistries. Semiconductor manufacturers benefit by the high throughput offered by the LYNX2, which results in higher productivity and lower cost-of-ownership. By offering the lowest fluorine content, manufacturers using DCS also gain more reliable gate oxides with the Genus LYNX2. In addition, its low deposited stress provides higher process yields with improved step coverage.

     This system is currently used in production by manufacturers of advanced DRAM and flash memory devices to 0.25 micron. The LYNX2 features a Modular Equipment Standards Committee ("MESC") compatible wafer handling platform from Brooks Automation with a centrally located, dual end effector robot for high throughput operation with up to four process modules. The cluster tool is controlled by an easy-to-use Windows-TM--based graphic user interface.
The modular design of the LYNX2 enables the addition of other process modules to the cluster tool. Other manufacturing advantages offered by the LYNX2 include a multi-zone resistive heater for more uniform wafer heating, two-zone showerheads for improved film composition uniformity and a state-of-the-art gas delivery system that minimizes chamber-to-chamber variance.

     LRS SILICIDE. LRS Silicide, a Low-Resistivity, low-Stress ("LRS") CVD WSix, was introduced by Genus in December 1996. LRS silicide offers a 20% reduction in resistivity and extremely as-deposited low stress, while retaining the advantages of conventional DCS chemistry. Memory device manufacturers using the production-proven DCS and tungsten hexafluoride chemistries can easily insert LRS silicide into existing process flows, providing increased yields and faster devices.

     TUNGSTEN NITRIDE. In July 1997, Genus announced the industry's first plasma-enhanced CVD WN barrier film. This film, compatible with the LYNX2 product platform, has the potential for broadening Genus' thin film customer base by bringing the Company's CVD products into the logic market. WN enables gigabit-scale DRAM device production by serving as the top barrier electrode for tantalum oxide capacitors. WN is amorphous as deposited (to 500 degrees centigrade), and acts as a superior barrier even when deposited to a thickness of 100 angstroms. It has also been proven to be a superior barrier for copper diffusion relative to titanium nitride, and can be used as an adhesion layer for blanket tungsten.

     GENUS 8700 SERIES. A batch CVD WSix product, the 8700 Series incorporates six heated chucks in the batch chamber and six gas injection ports, which enable individual wafer process adjustments of gas flows and chuck temperature for superior wafer-to-wafer repeatability. The dual cassette load-lock system provides continuous wafer loading and unloading capability, which results in high system throughput (wafers per hour).

     The cold wall reaction chamber and robotic wafer handling system are designed to ensure highly reliable operation with a minimum of foreign material generation. The system's through-the-wall mounted main frame design is ideally suited for use in Class-1 or above cleanrooms. All models of the 8700 can be configured to process from 100mm (4") to 200mm (8") wafers.

     GENUS 6000 SERIES. Similar in design to the 8700 Series, the 6000 Series is a third-generation product incorporating new designs to ensure reliability and ease of maintenance. It was designed to meet the factory automation needs of the industry. The 6000 Series consists of a closed architecture cluster system that incorporates the 8700-style six-chuck batch CVD chamber. This system also offers dual cassette load-lock architecture that enables continuous batch processing. A new robotic handling system allows mechanical set-up through computer-controlled recipes. The overall design features component upgrades that provide production-worthy processing of 100mm (4") to 200mm (8") wafers.

     Genus' Thin Films manufacturing facility maintains and operates a Class-1 cleanroom to demonstrate integrated applications with their customers. The Genus technical staff includes an experienced consulting resource for successful process integration of its products and processes.

     Genus' thin film customers include: AMD, Fujitsu, Hitachi, Hyundai, IBM, Intel, LG Semicon, Samsung, Sanyo, SGS-Thomson and Sharp.

MARKETING, SALES AND SERVICE

     Genus sells and supports its ion implantation and CVD products through direct sales and customer support organizations in the U.S., Western Europe and South Korea and through eight exclusive sales representatives and distributors in the U.S., Europe, Japan, South Korea, Taiwan, Hong Kong and Singapore. Yarbrough Southwest provides sales distribution in the Southwestern region of the U.S. and SemiTorr in the Northwest. Genus Europa supports and sells Genus' equipment in Europe, and Macrotron Systems GmbH represents Genus in Germany. Genus KK provides field service and support in Japan. Innotech Corporation serves as the Company's sales distributor and augments Genus KK's support efforts in Japan. Genus Korea, Ltd., provides in-country field service and support, and in late 1997, assumed all responsibilities for system sales in South Korea. Sales in the Singapore and Taiwan market segments are served by the representative organizations of Spirox Singapore, Pte. Ltd. and Spirox Taiwan, respectively. Hong Kong and the People's Republic of China are served by Katech International, Ltd., based in Hong Kong. The Asia/Pacific organizations provide sales and service, as well as distribution assistance for spare parts. Genus distributes spare parts from several worldwide depots including Sunnyvale, California; Newburyport, Massachusetts; Austin, Texas; Tokyo, Japan; Seoul, Korea; Hsin-Chu City, Taiwan; and Evry, France. To facilitate its marketing efforts, the Company has cleanroom applications laboratories in Sunnyvale, California, and Newburyport, Massachusetts.

     Genus' products are sold primarily to domestic and foreign device manufacturers, including both foundries (companies producing semiconductors principally for other semiconductor manufacturers) and companies producing semiconductors mainly for outside sales.

     The Company maintains sales, technical support and service personnel at its principal executive offices located in Sunnyvale, California and Newburyport, Massachusetts. Genus has also established several foreign subsidiaries to facilitate its sales and service activities abroad: Genus Korea, Ltd. in Seoul, Korea; Genus KK in Tokyo, Japan; Genus Europa SARL in Evry, France; Genus Europa Ltd. in Melbourn, Herts, England; Genus Europa GmbH in Stuttgart, Germany; and Genus Europa Srl. in Milan, Italy. These subsidiaries provide installation, field service and maintenance, as well as additional technical support to assist Genus' customers in effectively utilizing the Company's products. Such services are also provided by the Company's distributors in Tokyo, Taipei, Singapore and Hong Kong. The Company warrants its products against defects in material and workmanship for 12 months. In December 1997, Genus announced the industry's first extended factory warranty program covering the accelerators of its new Kestrel 650 and 750 systems. Under this new program, the Company's accelerators are guaranteed against failures or degradation in performance for four years on the Kestrel 650 and five years on the Kestrel 750.

     While the Company has experienced no difficulty to date in complying with U.S. export controls, these rules could change in the future and make it more difficult or impossible for the Company to export its products to various countries and could have a material adverse effect on the Company's business, financial condition and results of operations.

     BACKLOG. The Company's backlog at December 31, 1997, was approximately $25.6 million, compared with approximately $19.8 million at December 31, 1996. Genus includes in its backlog only those orders for which a customer purchase order has been received and a delivery date within 12 months has been specified. The Company's backlog at December 31, 1997, consisted of product shipments of $21.6 million and non-recurring engineering revenue of $4.0 million expected to be delivered during calendar year 1998. However, because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

     Constant technological change, fierce competition and a high rate of technical obsolescence are key characteristics of the semiconductor equipment industry. Genus' future prospects depend in part on the Company's ability to broaden its market acceptance by differentiating its products on the basis of production-worthiness, technical capability, productivity, particle control and customer support. To maintain close relationships with its customers and remain responsive to their requirements, continued investment is needed for R&D. R&D expenses may increase in the future.

     As part of its R&D program, the Company has established technical research relationships with certain major semiconductor manufacturers and universities to further enhance its product development and knowledge for advanced Ultra Large Scale Integration ("ULSI") devices.

COMPETITION

     The Company believes that the principal competitive factors in the semiconductor equipment market are product performance, quality and reliability, wafer throughput, customer support, equipment automation, price and relationships.

     Genus competes with a number of companies that historically have had wider name recognition, broader product acceptance within the industry and substantially greater resources. In addition, the rapid rate of technological change in the industry creates opportunities for firms to enter this market and apply new technologies to meet its needs. Accordingly, the Company anticipates that it will continue to face competition in the domestic as well as foreign market from both well-established and new competitors. There can be no assurance that the Company can successfully compete with such companies.

     In the ion implantation market, the Company's MeV ion implantation system competes primarily with one other MeV system. The Company believes that its high energy MeV system currently has certain technological advantages over the competing MeV system. Genus has new applications for MeV ion implantation technology that it believes will see widespread use in the future since they enable significant manufacturing cost reduction and improved IC performance. The Company faces direct competition from Eaton Corporation. The presence of Eaton in the MeV marketplace continued to increase during 1997. There can be no assurance that competition in the Company's particular MeV product market will not intensify or that Genus' technical advantages may not be reduced or lost as a result of technical advances made by competitors or changes in semiconductor processing technology.

     In the CVD market, Genus competes with other producers of CVD systems, as well as alternative methods of deposition, such as sputtering and thin films other than WSix, WN and DCS. The Company faces direct competition in all three films from Applied Materials, Inc. and Tokyo Electron, Ltd. The impact of their presence in these niche markets continued to increase during 1997. There can be no assurance that levels of competition in the Company's particular CVD product market will not intensify or that Genus' technical advantages may not be reduced or lost as a result of technical advances made by competitors or changes in semiconductor processing technology.

MANUFACTURING AND SUPPLIERS

     Most of the components for the Company's CVD systems are produced in subassemblies by independent domestic suppliers according to the Company's design and procurement specifications. Many components of the Company's MeV ion implantation systems are also acquired as subassemblies from outside domestic vendors. The Company anticipates that the use of such subassemblies will continue to increase in order to achieve additional manufacturing efficiencies. The Company has alternate sources of supply for the components and parts purchased from outside suppliers, except for certain components used in its CVD tungsten and MeV ion implantation products which are presently available only from a single source. To date, the Company has been able to obtain adequate supplies of such components in a timely manner from existing sources. The inability to develop alternate sources or to obtain sufficient source components as required in the future, however, could result in delays of product shipments that would have a material adverse affect on the Company's operating results.

     The Company's thin film CVD operation is located in Sunnyvale, California, and its MeV ion implantation technology manufacturing operation is located in Newburyport, Massachusetts.

INTELLECTUAL PROPERTY

     The Company believes that because of the rapid technological change in the industry, its future prospects will depend primarily upon the expertise and creative skills of its personnel in process technology, new product development, marketing, application engineering and product engineering, rather than on patent protection. Nevertheless, the Company has a policy to actively pursue domestic and foreign patent protection to cover technology developed by the Company. The Company's current patents include technology relating to cold wall CVD of WSix, ion beam formation, high energy ion acceleration, ion implant angle control, wafer cleaning, and wafer heating and handling in vacuum.

     In 1987, the Company's Ion Technology Products (formerly General Ionex) and Eaton Corporation entered into a licensing agreement whereby the Company uses certain ion implantation-related technology.

EMPLOYEES

     As of December 31, 1997, the Company employed 301 people on a full-time basis. Genus reduced its workforce in January 1997 by 8%. The Company believes that its relations with its employees are satisfactory. None of the employees are covered by a collective bargaining agreement.

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

ITEM 2. PROPERTIES

     The Company's executive offices, thin film manufacturing and R&D operations are presently located in one building in Sunnyvale, California, totaling approximately 100,500 square feet. The California facilities are occupied under a lease expiring in October 2002, with a current annual rental expense of approximately $680,000. Genus' Ion Technology Product operation is located in Newburyport, Massachusetts. This facility, totaling approximately 70,000 square feet, is occupied under a lease expiring in May 2017, with an annual rental expense of approximately $845,000. The Company also leases sales and support offices in Seoul, Korea; Tokyo, Japan; Evry, France; and Austin, Texas. The Company owns substantially all of the machinery and equipment used in its facilities. See Notes 3 and 8 of Notes to Consolidated Financial Statements. The Company believes that its existing facilities and capital equipment are adequate to meet its current requirements and that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   SPART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

COMMON STOCK INFORMATION

     The common stock of Genus, Inc., is traded in the over-the-counter market under the NASDAQ symbol GGNS. The high and low last sales prices for 1997 and 1996, set forth below are as reported by the NASDAQ National Market System. At February 27, 1998, the Company has 479 registered shareholders.

                                     1997                   1996
                             --------------------   --------------------
                               HIGH          LOW       HIGH       LOW
                             ---------    -------   ---------   --------
First Quarter..............  $ 6  7/8     $ 3 5/8   $  9        $ 5 5/8
Second Quarter.............    6  7/16      3 1/8     12          5 3/4
Third Quarter..............    7  7/8       4 1/2      9 1/2      5 3/4
Fourth Quarter.............    6 15/16      3 1/8      7 1/16     4 7/8

     The Company has not paid cash dividends on its common stock since inception, and its Board of Directors presently intends to reinvest the Company's earnings, if any, in its business. Additionally, the Company's line of credit prohibits the payment of cash dividends. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                        SELECTED CONSOLIDATED FINANCIAL DATA
                          FOR THE YEARS ENDED DECEMBER 31,
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND EMPLOYEE DATA)

                                                          1997         1996        1995        1994       1993
                                                       ----------   ----------   ---------   --------   --------
Net sales............................................  $   84,286   $   82,509   $ 100,350   $ 63,616   $ 44,236
Gross profit.........................................      29,524       26,972      39,239     24,967     13,900
Gross profit as a percentage of sales................         35%          33%         39%        39%        31%
Income (loss) from operations........................     (3,129)     (11,458)       7,976      3,729     (6,974)
Net income (loss)....................................    (19,336)      (9,205)      19,282      4,177     (6,883)
Net income (loss) per share-basic....................      (1.15)       (0.56)        1.26       0.33      (0.57)
Net income (loss) per share-diluted..................      (1.15)       (0.56)        1.20       0.32      (0.57)

Cash and cash equivalents............................       8,700       11,827      12,630     10,188     10,423
Total assets.........................................      76,738       89,132      95,247     54,997     45,205

Long-term obligations, less current portion..........         971        1,260       1,034        523      1,042

Working capital......................................      30,774       39,290      50,061     23,201     22,162

Shareholders' equity.................................      48,357       68,251      75,361     36,986     31,751

Backlog..............................................      25,554       19,846      44,996     44,011     18,945

Number of employees..................................         301          325         319        264        212

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     STATEMENTS IN THIS REPORT WHICH EXPRESS "BELIEF", "ANTICIPATION" OR "EXPECTATION" AS WELL AS OTHER STATEMENTS WHICH ARE NOT HISTORICAL FACT ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN OR INCORPORATED BY REFERENCE INTO THIS REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

1997 COMPARED TO 1996

     The components of the Company's statements of income, expressed as percentage of total revenue, are as follows:

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                             -------     -------      -------
Net sales.................................   100.0%      100.0%       100.0%

Costs and expenses:
  Cost of goods sold......................    65.0        67.3         60.9
  Research and development................    14.6        17.7         12.2
  Selling, general and administrative.....    24.1        21.7         18.9
  Special charge..........................      --         7.2           --
                                             -------     -------      -------
    Income (loss) from operations.........    (3.7)      (13.9)         8.0
Other income, net.........................    (1.6)        0.1          0.3
                                             -------     -------      -------
    Income (loss) before provision for
     income taxes.........................    (5.3)      (13.8)         8.3
Provision for (benefit from) income taxes.    17.6        (2.7)       (10.9)
                                             -------     -------      -------
    Net income (loss).....................   (22.9)%     (11.1)%       19.2%
                                             -------     -------      -------
                                             -------     -------      -------

     Net sales for the year ended December 31, 1997 were $84.3 million, compared to net sales of $82.5 million in 1996. While 1997 sales showed a modest increase on a year-to-year basis, the Company experienced volatility on a quarterly basis during both years. Sales for the nine month period ended September 30, 1997 increased over the same period for 1996 as the industry and the Company recovered from the slowdown in the DRAM market experienced during the latter half of 1996. However, in the fourth quarter of 1997, the Company's sales fell from the prior quarter due partially to the financial crisis in Asia that caused some customers to push out their required delivery dates. International sales accounted for 82% of the Company's net sales in 1997, compared to 86% in 1996. Non-system sales remained relatively flat year-to-year, accounting for 20% of revenue in 1997, compared to 23% in 1996.

     During 1996, in response to the industry slowdown, the Company incurred $5.9 million in special charges during the third and fourth quarters as it restructured its operations to attain profitability at a decreased sales level. These charges reflected capacity cost reductions, including reductions in headcount, write-off of some manufacturing equipment and increased inventory reserves. During 1997, these measures resulted in lower expenses in cost of goods sold and R&D.

     Gross margin for the year ended December 31, 1997 was 35%, a two percentage point improvement compared to 33% in 1996. Improvements in operating efficiencies as a result of the restructuring were mitigated by pricing pressures, especially from Asian customers. The Company's gross margins have historically been affected by variations in average selling prices, changes in the mix of product sales, unit shipment levels, the level of foreign sales and competitive pricing pressures. The Company anticipates that these conditions will continue for the foreseeable future in light of current market conditions.

     As a percentage of net sales, R&D expenses for the year ended December 31, 1997 were 15%, compared to 18% in 1996. On a dollar basis, R&D expenses during 1997 decreased $2.3 million when compared to the same period in 1996, primarily due to the restructuring. The Company serves markets that are highly competitive and rapidly changing, and the Company believes that it must continue to maintain its investment in R&D to develop competitive products. Accordingly, the Company anticipates that R&D expenses may increase in the future.

     Selling, General and Administrative ("SG&A") expenses were 24% of net sales for the year ended December 31, 1997, compared to 22% of net sales for 1996. Included in SG&A for 1997 was a write-off of an outstanding receivable from a Malaysian customer. Absent this bad debt expense, SG&A expense would have increased only approximately $300,000 or 2% from 1996.

     In 1997, the Company had $1.4 million in other expense, compared to $53,000 in other income for the comparable period in 1996. As a result of the Asian financial crisis and the devaluation of the Korean won, the Company incurred a foreign exchange transaction loss of $1.1 million during the fourth quarter of 1997. Net interest expense for the year was $289,000 as compared to net interest income of $124,000 for 1996 as a result of higher outstanding short-term borrowings and lower levels of invested cash and cash equivalents during the year.

     During 1997, the Company provided a full valuation allowance for the deferred tax assets which were recorded in 1995 and 1996 in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), resulting in a tax provision of $14.8 million. Accordingly, the effective tax rate for the year ended December 31, 1997 was 330% compared to an effective tax rate of (19)% for the same period in 1996.

     Due to the current market conditions, the fluctuation in the Company's order rates in the last 12 months, the Company's continued reliance on one customer for a significant portion of its orders and that customer's recent announcements to reduce or delay semiconductor equipment purchases, the slowdown in the Korean semiconductor market, the continued competitive market environment for the Company's products, and the historically cyclical nature of the semiconductor equipment market, the Company remains cautious about the prospects for its business over the next twelve months. The Company continues to make strategic investments in new product development and manufacturing improvements with a view of augmenting future performance by enhancing product offerings; however, such investment may adversely affect short-term operating performance. The Company is also continuing its efforts to implement productivity improvements for future operating performance. The Company believes that the future economic environment could continue to lengthen the order and sales cycles for its products, causing it to continue to simultaneously book and ship some orders during the same quarter. There can be no assurance that the Company's strategic efforts will be successful.

1996 COMPARED TO 1995

     Net sales for the year ended December 31, 1996 were $82.5 million, compared to net sales of $100.4 million in 1995. The 18% decrease in net sales was due primarily to lower tungsten CVD systems sales as a result of the overall slowdown of the DRAM market during the last 12 months (particularly in Korea), offset by greater ion implantation MeV system and non-system sales. Foreign sales accounted for 86% of the Company's net sales in 1996, compared to 88% in 1995. In 1996, non-system sales increased 13% when compared to non-system sales during same period in 1995.

     Gross margin for the year ended December 31, 1996 was 33%, compared to 39% in 1995. The decline in gross margin was primarily due to the shift in product sales mix from CVD system sales, which have higher gross margins, to MeV system sales, which have lower gross margins, lower absorption of manufacturing costs as a result of lower sales volumes and higher service costs associated primarily with the opening of Genus

Korea, Ltd. The Company's gross margins have historically been affected by variations in average selling prices, changes in the mix of product sales, unit shipment levels, the level of foreign sales and competitive pricing pressures.

     As a percentage of net sales, R&D expenses for the year ended December 31, 1996 were 18%, compared to 12% in 1995. On a dollar basis, R&D expenses during 1996 increased $2.4 million when compared to the same period in 1995. This increase was primarily due to investments in personnel, product development material costs and engineering tools for new product development.
 The increase in R&D expenses as a percentage of net sales was due to lower net sales in addition to the increased R&D spending. The Company's R&D expenses in 1996 and 1995 are net of software capitalization costs of $400,000 and $900,000, respectively.

     SG&A expenses were 22% of net sales for the year ended December 31, 1996, compared to 19% of net sales for 1995. The increase was primarily due to lower net sales. On an absolute dollar basis, SG&A expenses for the year ended December 31, 1996 decreased $1.1 million when compared to the same period in 1995. The decrease was due to lower payroll-related costs associated with the reduction in force during the third and fourth quarters of 1996 and lower commission and incentive expenses.

     During the year ended December 31, 1996, the Company incurred special charges of $5.9 million, relating primarily to capacity cost reductions in association with the Company's reduction in personnel in the third and fourth quarters of 1996, increased inventory reserves and the write-off of property and equipment.

     In 1996, the Company had $53,000 in other income, compared to $300,000 in other income for the comparable period in 1995. This decrease was principally due to lower interest income as a result of lower cash balances and higher interest expense associated with lease financing. The effective tax rate for the year ended December 31, 1996 was a 19% benefit compared to a 132% benefit for the same period in 1995. The significant change in the effective tax rate was due primarily to the recognition of lower amounts of deferred tax assets in accordance with SFAS 109.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1997, the Company's cash and cash equivalents decreased by $3.1 million. A total of $3.7 million was used in operating activities, primarily due to a growth in accounts receivable and inventories, partially offset by increased accounts payable. Fourth quarter sales grew over the similar period in 1996, resulting in increased accounts receivable. Inventory levels increased as several customer delivery dates were rescheduled from the fourth quarter of 1997 to early 1998.

     Capital expenditures during 1997, either by cash or capital lease obligations, were $4.4 million and related primarily to acquisition of machinery and equipment for the Company's R&D and Applications Laboratories and leasehold improvements and equipment for the Ion Technology facility in Newburyport, Massachusetts. The Company financed these expenditures through new or existing lease lines. Furthermore, the Company anticipates that additional capital expenditures, if any, during 1998 will be funded through existing working capital or lease financing.

     Proceeds from sale of common stock was $1.2 million and net short-term borrowings increased $4.7 million from 1996.

     The Company's primary source of funds at December 31, 1997 consisted of $8.7 million in cash and cash equivalents. The Company has a $10.0 million revolving line of credit which is secured by substantially all of the assets of the Company and expires in June 1998. At December 31, 1997, the Company had $2.8 million in unused letters of credit and borrowings of $7.2 million outstanding under the line of credit. Availability of borrowings is based on eligible accounts receivable and inventory. Based on eligible accounts receivable and inventory at December 31, 1997, the Company's borrowing capacity under the revolving credit facility was in excess of $10 million. A monthly borrowing base certificate is required by the bank.

     The Company incurred operating losses during each of the two years in the period ended December 31, 1997 and, as of December 31, 1997, had an accumulated deficit of $48.9 million. Additionally, the Company's bank line of credit is scheduled to expire in June 1998. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

     In February 1998, the Company issued equity securities through a private placement of convertible preferred stock ("Series A Stock") for gross proceeds of $5 million. Upon fulfillment of certain conditions, the same investors in the Company's Series A Stock have committed to providing additional equity financing. Assuming the Company fulfills these conditions and receives the proceeds from this additional preferred stock financing and assuming the Company is able to secure borrowings upon renewal of its existing bank line of credit or under a new line of credit, the Company believes that its existing cash resources together with funds from this additional preferred stock financing and line of credit will be sufficient to fund the Company's expected working capital requirements for at least the next 12 months. However, the exact amount and timing of these working capital requirements and the Company's ability to continue as a going concern will be determined by numerous factors, including the level of and gross margin on future sales, the payment terms extended to and by the Company and the timing of capital expenditures. Furthermore, there can be no assurance that funds will be received or become available from the additional preferred stock financing or line of credit or that these funds, together with the Company's existing cash resources, will be sufficient to implement the Company's operating strategy or meet the Company's other working capital requirements. Accordingly, the Company may be required to seek additional equity or debt financing. There can be no assurance that the Company would be able to obtain additional debt or equity financing, if and when needed, on terms that the Company finds acceptable. Any additional equity or debt financing may involve substantial dilution to the Company's shareholders, restrictive covenants or high interest costs.

     If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it will be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. There can be no assurance that the Company would be able to reduce expenses or successfully complete other steps necessary to continue as a going concern. Such events would materially and adversely affect the value of the Company's equity securities.

RISK FACTORS

     CERTAIN SECTIONS OF MANAGEMENT'S DISCUSSION AND ANALYSIS CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH ABOVE IN MANAGEMENT'S DISCUSSION AND ANALYSIS AND THIS RISK FACTORS SECTION. THE DISCUSSION OF THESE FACTORS IS INCORPORATED BY THIS REFERENCE AS IF SAID DISCUSSION WAS FULLY SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS.

     HISTORICAL PERFORMANCE. Although the Company had net income of $19.3 million and $4.2 million in the years ended December 31, 1995 and 1994, the Company experienced losses of $19.3 million, $9.2 million, and $6.9 million for the years ended December 31, 1997, 1996 and 1993, respectively. As a result of the Company's inconsistent sales and operating results in recent years, there can be no assurance that the Company will be able to sustain consistent future revenue growth on a quarterly or annual basis, or that the Company will be able to maintain consistent profitability on a quarterly or annual basis.

     RELIANCE ON INTERNATIONAL SALES. International sales accounted for approximately 82%, 86% and 88% of total net sales in the years ended 1997, 1996 and 1995, respectively. In addition, net sales to South Korean customers accounted for approximately 50%, 59% and 63%, respectively, of total net sales during the same periods. The Company anticipates that international sales, including sales to South Korea, will continue to account for a significant portion of net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Although the Company's foreign system sales are primarily denominated in U.S. dollars and the Company does not engage in hedging transactions, the Company's foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could have the effect of making the Company's products more or less expensive. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Further, the Company has a wholly owned South Korean subsidiary providing service and support to the installed base of customers and whose functional currency is the won. As a result of the devaluation of the won in the fourth quarter of 1997, the Company incurred a foreign exchange loss of $1.1 million. There can be no assurance that the Company will not incur currency losses or gains in future quarters as the currency fluctuates.

     A substantial portion of the Company's sales are in Asia. Recent turmoil in the Asian financial markets has resulted in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices have fallen dramatically and may continue to do so as some Asian IC manufacturers may be selling DRAMs at less than cost in order to raise cash. These developments may affect the Company in several ways. Currency devaluation may make dollar-denominated goods, such as the Company's, more expensive for Asian clients. Asian manufacturers may limit capital spending. Furthermore, the uncertainty of the DRAM market may cause manufacturers everywhere to delay capital spending plans. These circumstances may also affect the ability of Company customers to meet their payment obligations, resulting in the cancellations or deferrals of existing orders and the limitation of additional orders. Some of the Company's South Korean customers have rescheduled their required delivery dates for orders previously placed and have announced delays in the facilitization of their new manufacturing areas. In addition, some portion of IC fabrication plant construction has been subsidized by Asian governments. Financial turmoil may weaken these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on the Company's business, financial condition and results of operations.

     RELIANCE ON A SMALL NUMBER OF CUSTOMERS. The Company continued its efforts to expand its customer base in 1997 and was successful, with new customers in Taiwan and North America. Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. In 1997, two customers, Samsung Electronics Company, Ltd. and Innotech Corporation accounted for 47% and 17%, respectively, of the Company's net sales. In 1996, these same two customers accounted for 53% and 18%, respectively, of the Company's net sales. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future product sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Furthermore, sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. The loss of a significant customer or any reduction in orders from a significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could have a material adverse effect on the Company's business, financial condition and results of operations.

     CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY. The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for ICs and products utilizing ICs. The semiconductor industry is cyclical and experiences periodic downturns, which have an adverse effect on the semiconductor industry's demand for semiconductor manufacturing capital equipment. Semiconductor industry downturns have adversely affected the Company's revenues, operating margins and results of operations. There can be no assurance that the Company's revenues and operating results will not continue to be materially and adversely affected by future downturns in the semiconductor industry. In addition, the need for continued investment in R&D, substantial capital equipment requirements and extensive ongoing worldwide customer service and support capability limits the Company's ability to reduce expenses. Accordingly, there is no assurance that the Company will be able to attain profitability in the future.

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

     COMPETITION. The semiconductor manufacturing capital equipment industry is highly competitive. Genus faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources in order to offer a broader range of products, to maintain customer service and support centers worldwide and invest in product and process R&D. Many of the Company's existing and potential competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, as well as greater name recognition than the Company. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering MeV or CVD products similar to those sold by the Company, it would materially adversely affect the Company's ability to sell its products to these manufacturers. There can be no assurance that the Company will continue to compete successfully in the United States or worldwide. The Company faces direct competition in CVD WSix from Applied Materials, Inc. and Tokyo Electron, Ltd. In the MeV marketplace, the Company's MeV ion implantation systems compete with MeV systems marketed by Eaton Corporation. There can be no assurance that these or other competitors will not succeed in developing new technologies, offering products at lower prices than those of the Company or obtaining market acceptance for products more rapidly than the Company.

     DEPENDENCE ON NEW PRODUCTS AND PROCESSES. The Company believes that its future performance will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities. As a result, the Company expects to continue to invest in R&D. The Company also must manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. There can be no assurance that the market will accept the Company's new products or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner to satisfy customer needs or achieve market acceptance. The failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if the Company is not successful in the development of advanced processes or equipment for manufacturers with whom it has formed strategic alliances, its ability to sell its products to those manufacturers would be adversely affected.

     PRODUCT CONCENTRATION; RAPID TECHNOLOGICAL CHANGE. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company derives its revenue primarily from the sale of its MeV ion implantation and WSix CVD systems. The Company estimates that the life cycle for these systems is generally three to five years. The Company believes that its future prospects will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities. As a result, the Company expects to continue to make significant investments in R&D. The Company also must manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing and future processes in a timely manner to satisfy customer needs or achieve market acceptance. The failure to do so could adversely affect the Company's business, financial condition and results of operations. Furthermore, if the Company is not successful in the development of advanced processes or equipment for manufacturers with whom it currently does business, its ability to sell its products to those manufacturers would be adversely affected.

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

     DEPENDENCE ON INDEPENDENT DISTRIBUTORS. The Company currently sells and supports its MeV ion implantation and CVD products through direct sales and customer support organizations in the U.S., Western Europe and South Korea and through five exclusive sales representatives and distributors in the U.S., Japan, Taiwan and Singapore. Although the Company believes that alternative sources of distribution are available, the disruption or termination of its existing distributor relationships could have a temporary adverse effect on the Company's business, financial condition and results of operations.

     VOLATILITY OF STOCK PRICE; EFFECT OF CONVERSION OF SERIES A STOCK ON THE STOCK PRICE. The Company's Common Stock has experienced substantial price volatility, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of, or announcements by, the Company, its competitors or its customers, announcements of technological innovations or new products by the Company or its competitors, changes in earnings estimates by securities analysts and other events or factors. Also, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies, in particular, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions in the United States and the countries in which the Company does business, may adversely affect the market price of the Company's Common Stock. Furthermore, trading in the stock is thin and because the Series A Stock is convertible at a discount to the market price, the holders of Series A Stock can convert the Series A Stock into Common Stock and sell such Common Stock at a profit at any time, which may have a depressive effect on the stock price. In addition, the occurrence of any of the events described in these "Risk Factors" could have a material adverse effect on such market price.

     READINESS FOR YEAR 2000. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. These computer systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer service, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governments both domestically and globally, directly for accurate exchange of data and indirectly. During 1997, the Company started the implementation of a new business system. One criteria for the selection of the enterprise software was compliance with Year 2000 issues. Accordingly, the Company's current estimate is that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse affect on the result of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the Year 2000 impact on its internal systems, there can be no assurance that the Company has fully identified such impact or that it can resolve it without disruption of its business and without incurring significant expense.
 In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            GENUS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                 AS OF DECEMBER 31,
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           1997       1996
                                                        ---------  ---------
ASSETS

Current Assets:
  Cash and cash equivalents...........................  $  8,700   $ 11,827
  Accounts receivable (net of allowance for doubtful
   accounts of $1,097 in 1997 and $250 in 1996).......    19,469     15,555
  Inventories.........................................    28,986     26,464
  Other current assets................................     1,029        638
  Current deferred taxes..............................        --      4,427
                                                        ---------  ---------
    Total current assets..............................    58,184     58,911
  Property and equipment, net.........................    15,276     15,345
  Other assets, net...................................     3,278      4,459
  Noncurrent deferred taxes...........................        --     10,417
                                                        ---------  ---------
                                                        $ 76,738   $ 89,132
                                                        ---------  ---------
                                                        ---------  ---------

LIABILITIES
Current Liabilities:
  Short-term bank borrowings..........................  $  7,200   $  2,500
  Accounts payable....................................     8,723      5,304
  Accrued expenses....................................    10,613     10,808
  Current portion of long-term debt and capital
   lease obligations..................................       874      1,009
                                                        ---------  ---------
    Total current liabilities.........................    27,410     19,621
Long-term debt and capital lease obligations, less
 current portion......................................       971      1,260
                                                        ---------  ---------
    Total liabilities.................................  $ 28,381   $ 20,881
                                                        ---------  ---------

Commitments (Note 8)

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized, 2,000,000 shares;
   Issued and outstanding, none.......................       --         --
Common stock, no par value:
  Authorized 50,000,000 shares;
   Issued and outstanding, 17,120,628 shares (1997)
   and 16,723,927 shares (1996).......................    99,149     97,915
  Accumulated deficit.................................   (48,863)   (29,527)
  Cumulative translation adjustment...................    (1,929)      (137)
                                                        ---------  ---------
    Total shareholders' equity........................    48,357     68,251
                                                        ---------  ---------
                                                        $ 76,738   $ 89,132
                                                        ---------  ---------
                                                        ---------  ---------

         The accompanying notes are an integral part of the consolidated financial statements.

                         GENUS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE YEARS ENDED DECEMBER 31,
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                1997           1996       1995
                                             ---------     ----------   ---------
Net sales..................................  $  84,286     $  82,509    $ 100,350
Costs and expenses:
  Cost of goods sold.......................     54,762        55,537       61,111
  Research and development.................     12,327        14,639       12,259
  Selling, general and administrative......     20,326        17,901       19,004
  Special charge...........................         --         5,890           --
                                             ---------     ----------   ---------
    Income (loss) from operations..........     (3,129)      (11,458)       7,976

Other income (expense), net................     (1,363)           53          327
                                             ---------     ----------   ---------
  Income (loss) before provision for
   (benefit from) income taxes.............     (4,492)      (11,405)       8,303

Provision for (benefit from) income taxes..     14,844        (2,200)     (10,979)
                                             ---------     ----------   ---------
    Net income (loss)......................  $ (19,336)    $  (9,205)   $  19,282
                                             ---------     ----------   ---------
                                             ---------     ----------   ---------
Net income (loss) per share-basic..........  $   (1.15)    $   (0.56)   $    1.26
                                             ---------     ----------   ---------
                                             ---------     ----------   ---------
Net income (loss) per share-diluted........  $   (1.15)    $   (0.56)   $    1.20
                                             ---------     ----------   ---------
                                             ---------     ----------   ---------

             The accompanying notes are an integral part of the
                     consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 CUMULATIVE
                                                               COMMON         ACCUMULATED        TRANSLATION
                                                               STOCK            DEFICIT           ADJUSTMENT       TOTAL
                                                              ----------      ------------       -----------      ---------
Balances, January 1, 1995.................................    $   76,590      $  (39,604)        $     --         $  36,986
  Issuance of 2,539,018 shares of common stock under
   private placement offering.............................        16,222              --               --            16,222
  Issuance of 542,450 shares of common stock under
   stock option plan......................................         1,161              --               --             1,161
  Tax benefit on exercise of stock options................           750              --               --               750
  Issuance of 269,043 shares of common stock under
   employee stock purchase plan...........................           960              --               --               960
  Net income..............................................            --          19,282               --            19,282
                                                              ----------      ------------       -----------      ---------
Balances, December 31, 1995...............................        95,683         (20,322)              --            75,361
  Issuance of 310,471 shares of common stock under
   stock option plan......................................         1,125              --               --             1,125
  Issuance of 249,917 shares of common stock under
   employee stock purchase plan...........................         1,107              --               --             1,107
  Net loss................................................            --          (9,205)              --            (9,205)
  Translation adjustment..................................            --              --             (137)             (137)
                                                              ----------      ------------       -----------      ---------
Balances, December 31, 1996...............................        97,915         (29,527)            (137)           68,251
  Issuance of 124,199 shares of common stock under
   stock option plan......................................           364              --               --               364
  Issuance of 272,502 shares of common stock under
   employee stock purchase plan...........................           870              --               --               870
  Net loss................................................            --         (19,336)              --           (19,336)
  Translation adjustment..................................            --              --           (1,792)           (1,792)
                                                              ----------      ------------       -----------      ---------
Balances, December 31, 1997...............................    $   99,149      $  (48,863)        $ (1,929)        $  48,357
                                                              ----------      ------------       -----------      ---------
                                                              ----------      ------------       -----------      ---------

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE YEARS ENDED DECEMBER 31,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                1997           1996          1995
                                                                             ----------     ----------    ----------
Cash flows from operating activities:
  Net income (loss)........................................................  $ (19,336)     $  (9,205)    $  19,282
  Adjustments to reconcile to net cash from operating activities:
    Special charge.........................................................         --          5,890            --
    Loss on disposal of leasehold improvements.............................         --             --           261
    Depreciation and amortization..........................................      5,073          6,945         4,244
    Provision for doubtful accounts........................................      2,930             --            --
    Deferred taxes.........................................................     14,844         (2,534)      (11,560)
    Changes in assets and liabilities:
      Accounts receivable..................................................     (7,181)        11,191       (11,627)
      Inventories..........................................................     (2,998)        (4,509)       (9,760)
      Other current assets.................................................       (391)          (865)           32
      Accounts payable.....................................................      3,419         (1,825)        1,271
      Accrued expenses.....................................................       (543)        (1,094)        4,417
      Other, net...........................................................        527         (1,545)         (701)
                                                                             ----------     ----------    ----------
        Net cash provided by (used in) operating activities................     (3,656)         2,449        (4,141)
                                                                             ----------     ----------    ----------
Cash flows from investing activities:
  Acquisition of property and equipment....................................     (3,835)        (6,611)       (5,594)
  Capitalization of software development costs.............................         --           (360)         (937)
                                                                             ----------     ----------    ----------
        Net cash used in investing activities..............................     (3,835)        (6,971)       (6,531)
                                                                             ----------     ----------    ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock...................................      1,234          2,232        18,343
  Proceeds from short-term bank borrowings.................................     50,290          4,000            --
  Payment of short-term bank borrowings....................................    (45,590)        (1,500)       (3,800)
  Payments of long-term debt...............................................       (939)          (990)       (1,429)
                                                                             ----------     ----------    ----------
        Net cash provided by financing activities..........................      4,995          3,742        13,114
                                                                             ----------     ----------    ----------
Effect of exchange rate changes on cash....................................       (631)           (23)           --
Net increase (decrease) in cash and cash equivalents.......................     (3,127)          (803)        2,442
Cash and cash equivalents, beginning of year...............................     11,827         12,630        10,188
                                                                             ----------     ----------    ----------
Cash and cash equivalents, end of year.....................................  $   8,700      $  11,827     $  12,630
                                                                             ----------     ----------    ----------
                                                                             ----------     ----------    ----------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.................................................................  $     445      $     210     $     172
  Income taxes.............................................................         94            105           209
Non-cash investing activities:
  Purchase of property and equipment under long-term debt obligations......        515          1,544         1,416
  Tax benefit on exercise of stock options.................................         --             --           750

              The accompanying notes are an integral part of the
                        consolidated financial statements.

                        GENUS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Genus, Inc. develops, manufactures, markets and services advanced thin film deposition and high energy MeV ion implantation equipment used in the fabrication of advanced semiconductor integrated circuits. The Company's products are marketed worldwide either directly to end-users or through exclusive sales representative arrangements. In January 1996, the Company opened a subsidiary in South Korea to provide sales and service support to Korean customers. In April 1997, the Company's Japanese subsidiary commenced significant operations, providing sales and service support to Japanese customers. The Company's customers include semiconductor manufacturers located throughout the United States, Europe and in the Pacific Rim including Japan, South Korea and Taiwan. Genus conducts its business within one industry segment. The following is a summary of Genus' significant accounting policies.

BASIS OF PRESENTATION

     The Company incurred operating losses during each of the two years in the period ended December 31, 1997 and, as of December 31, 1997, had an accumulated deficit of $48,863. Additionally, the Company's bank line of credit is scheduled to expire in June 1998. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

     In February 1998, the Company issued equity securities through a private placement of convertible preferred stock ("Series A Stock") for gross proceeds of $5,000. Upon fulfillment of certain conditions, the same investors in the Company's Series A Stock have committed to providing additional equity financing. Assuming the Company fulfills these conditions and receives the proceeds from this additional preferred stock financing and assuming the Company is able to secure borrowings upon renewal of its existing bank line of credit or under a new line of credit, the Company believes that its existing cash resources together with funds from this additional preferred stock financing and line of credit will be sufficient to fund the Company's expected working capital requirements for at least the next 12 months. However, the exact amount and timing of these working capital requirements and the Company's ability to continue as a going concern will be determined by numerous factors, including the level of and gross margin on future sales, the payment terms extended to and by the Company and the timing of capital expenditures. Furthermore, there can be no assurance that funds will be received or become available from the additional preferred stock financing or line of credit or that these funds, together with the Company's existing cash resources, will be sufficient to implement the Company's operating strategy or meet the Company's other working capital requirements. Accordingly, the Company may be required to seek additional equity or debt financing. There can be no assurance that the Company would be able to obtain additional debt or equity financing, if and when needed, on terms that the Company finds acceptable. Any additional equity or debt financing may involve substantial dilution to the Company's shareholders, restrictive covenants or high interest costs.

     If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it will be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. There can be no assurance that the Company would be able to reduce expenses or successfully complete other steps necessary to continue as a going concern. Such events would materially and adversely affect the value of the Company's equity securities.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Genus, Inc. and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short maturity of those financial instruments. Based on rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amounts of debt approximate estimated fair values.

CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions located in the United States. The Company does not require collateral from its customers and maintains an allowance for credit losses.

     Three customers accounted for an aggregate of 75% and 71% of accounts receivable at December 31, 1997 and 1996, respectively. South Korean and Japanese customers accounted for an aggregate of 70% and 60% of accounts receivable at December 31, 1997 and 1996, respectively.

INVENTORIES

     Inventories are stated at the lower of cost or market, using standard costs that approximate actual costs, under the first-in, first-out method.

                           GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

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

     Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets and goodwill related to those assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the future cash flows is less than the carrying amounts of those assets, the Company recognizes an impairment loss based on the excess of the carrying amounts over the fair values of the assets.

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

FOREIGN CURRENCY

     The Company has foreign sales and service operations. With respect to all foreign subsidiaries excluding South Korea and Japan, the functional currency is the U.S. dollar, and transaction and translation gains and losses are included in net income (loss) and have not been material in any year presented. The functional currency of the Company's South Korean subsidiary is the won, and the functional currency of the Company's

                          GENUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY (CONTINUED)

Japanese subsidiary is the yen. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are reflected as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions, including intercompany transactions, are included in the results of operations.

NET INCOME (LOSS) PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the fourth quarter of 1997 and, accordingly, has restated all prior-period net income (loss) per share data presented. Pursuant to the requirements of SFAS 128, the Company has computed and presented net income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is computed by dividing income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing income (loss) available to common shareholders, adjusted for convertible preferred dividends and after-tax interest expense on convertible debt, if any, by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

NOTE 2. INVENTORIES

     Inventories comprise the following:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1997        1996
                                                          --------    --------
Raw materials and parts.................................  $ 15,210    $ 14,776
Work in process.........................................     6,879       6,847
Finished goods..........................................     6,897       4,841
                                                          --------    --------
                                                          $ 28,986    $ 26,464
                                                          --------    --------
                                                          --------    --------

                          GENUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and comprise the following:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1997        1996
                                                          --------    --------
Equipment...............................................  $ 19,510    $ 16,145
Demonstration equipment.................................    14,352      14,047
Furniture and fixtures..................................     2,645       2,631
Leasehold improvements..................................     6,631       6,900
                                                          --------    --------
                                                            43,138      39,723
Less accumulated depreciation and amortization..........   (28,833)    (24,669)
                                                          --------    --------
                                                            14,305      15,054
Construction in process.................................       971         291
                                                          --------    --------
                                                          $ 15,276    $ 15,345
                                                          --------    --------
                                                          --------    --------

     Equipment includes $3,745 and $3,479 of assets under capital leases at December 31, 1997 and 1996, respectively. Accumulated amortization on these assets is $2,628 and $1,402 at December 31, 1997 and 1996, respectively.

NOTE 4. OTHER ASSETS

     Other assets comprise the following:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1997        1996
                                                          --------    --------
Goodwill                                                  $  3,802    $  3,802
Software development costs..............................     1,347       1,347
                                                          --------    --------
                                                             5,149       5,149
Accumulated amortization -- goodwill....................    (2,675)     (2,421)
Accumulated amortization -- software development costs..      (980)       (579)
                                                          --------    --------
                                                             1,494       2,149
Other...................................................     1,784       2,310
                                                          --------    --------
                                                          $  3,278    $  4,459
                                                          --------    --------
                                                          --------    --------

     Amortization expense for software development costs was $401, $507 and $376 in 1997, 1996 and 1995, respectively.

                        GENUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5. LINE OF CREDIT

     The Company has a revolving line of credit agreement with a bank that provides for maximum borrowings of $10,000 and expires in June 1998. Borrowings under the line of credit, which are collateralized by substantially all of the assets of the Company, bear interest at the bank's prime rate minus .25% (8.25% at December 31, 1997) or LIBOR plus 2% (7.625% at December 31, 1997). The agreement requires the Company to comply with certain financial covenants and restricts the payment of dividends. At December 31, 1997, the Company had $2,800 in unused letters of credit and borrowings of $7,200 outstanding under the line of credit. Availability of borrowings is based on eligible accounts receivable and inventory. Based on eligible accounts receivable and inventory at December 31, 1997, the Company's borrowing capacity under the revolving credit facility was in excess of $10,000. A monthly borrowing base certificate is required by the bank.

NOTE 6. ACCRUED EXPENSES

     Accrued expenses comprise the following:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1997        1996
                                                          --------    --------
System installation and warranty........................  $  3,741    $  4,884
Accrued commissions and incentives......................     2,062       1,344
Accrued payroll and related items.......................     1,264       1,003
Other...................................................     3,546       3,577
                                                          --------    --------
                                                          $ 10,613    $ 10,808
                                                          --------    --------
                                                          --------    --------

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt comprises the following:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1997        1996
                                                          --------    --------
Capital lease obligations with interest rates ranging
 from 4.9 - 15.6%.......................................  $  1,737    $  2,153
Mortgage loan payable in monthly installments through
 October 2000 at 9 1/4% interest per annum and
 collateralized by a building...........................       108         116
                                                          --------    --------
                                                             1,845       2,269
Less amounts due within one year........................      (874)     (1,009)
                                                          --------    --------
                                                          $    971    $  1,260
                                                          --------    --------
                                                          --------    --------

                            GENUS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

     The future aggregate payments of long-term debt and capital lease obligations are as follows:

1998.............................................................  $    954
1999.............................................................       543
2000.............................................................       358
2001.............................................................       110
                                                                   --------
                                                                      1,965
Less amounts representing interest on long-term debt and
 capital lease obligations.......................................      (120)
                                                                   --------
Principal payments and present value of minimum capital
 lease obligations...............................................  $  1,845
                                                                   --------
                                                                   --------

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

     At December 31, 1997, minimum lease payments required under these operating leases are as follows:

1998.............................................................  $  1,854
1999.............................................................     1,585
2000.............................................................     1,600
2001.............................................................     1,681
2002.............................................................     1,584
Thereafter.......................................................    10,215
                                                                   --------
                                                                   $ 18,519
                                                                   --------
                                                                   --------

     Rent expense for 1997, 1996 and 1995 was $2,215, $2,218 and $1,251,
respectively.

                        GENUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 9. CAPITAL STOCK

NET INCOME (LOSS) PER SHARE

     A reconciliation of the numerator and denominator of basic and diluted income (loss) per share is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                 -----------------------------------
                                                    1997          1996        1995
                                                 ----------    ---------    --------
Numerator-Basic:
  Net income (loss)............................  $ (19,336)    $ (9,205)    $ 19,282
                                                 ----------    ---------    --------
                                                 ----------    ---------    --------
Denominator-Basic:
  Weighted average common stock outstanding....     16,860       16,423       15,334
                                                 ----------    ---------    --------
                                                 ----------    ---------    --------
Basic net income (loss) per share..............  $   (1.15)    $  (0.56)    $   1.26
                                                 ----------    ---------    --------
                                                 ----------    ---------    --------
Numerator-Diluted:
  Net income (loss)............................  $ (19,336)    $ (9,205)    $ 19,282
                                                 ----------    ---------    --------
                                                 ----------    ---------    --------
Denominator-Diluted:
  Weighted average common stock outstanding....     16,860       16,423       15,334
  Effect of dilutive securities:
     Stock options.............................         --           --          729
                                                 ----------    ---------    --------
                                                    16,860       16,423       16,063
                                                 ----------    ---------    --------
                                                 ----------    ---------    --------
Diluted net income (loss) per share............  $   (1.15)    $  (0.56)    $   1.20
                                                 ----------    ---------    --------
                                                 ----------    ---------    --------

     Stock options to purchase 1,979,000 shares of common stock were outstanding in 1997 on a weighted average basis, but were not included in the computation of diluted loss per share because the Company has a net loss for 1997.

     Stock options to purchase 1,838,000 shares of common stock were outstanding in 1996 on a weighted average basis, but were not included in the computation of diluted loss per share because the Company has a net loss for 1996.

     Stock options to purchase 152,000 shares of common stock were outstanding in 1995 on a weighted average basis, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

PRIVATE PLACEMENT OFFERING

     On February 17, 1995, the Company sold 2,539,018 shares of common stock for $16,200 through a private placement offering.

STOCK OPTION PLAN

     The Company has a 1991 Incentive Stock Option Plan (the "Plan") under which the Board of Directors may issue incentive and nonstatutory stock options. The Plan expires ten years after adoption and the Board of

                           GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9. CAPITAL STOCK (CONTINUED)

Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price. The options are exercisable at times and increments as specified by the Board of Directors, and expire five years from date of grant. These options generally vest over a three-year period. At December 31, 1997, the Company had reserved 3,503,006 shares of common stock for issuance under the Plan. A total of 785,340 shares remained available for future grants at December 31, 1997. At December 31, 1995, 351,866 options were exercisable at a weighted average exercise price of $3.28. At December 31, 1996, 492,729 options were exercisable at a weighted average exercise price of $5.56. At December 31, 1997, 789,670 options were exercisable at a weighted average exercise price of $6.50.

     Activity under the Plan is set forth in the table below:

                                                                                  WEIGHTED
                                                    OUTSTANDING                    AVERAGE
                                      SHARES       OPTIONS PRICE                  EXERCISE
                                     (in 000's)      PER SHARE         TOTAL         PRICE
                                     ----------   ---------------    --------     ---------
Balance, January 1, 1995............   1,279      $1.25 to $ 6.88    $  3,682     $  2.88
  Granted...........................   1,277       7.75 to  15.63      12,084        9.46
  Exercised.........................    (542)      1.25 to   6.88      (1,161)       2.14
  Terminated........................    (428)      1.25 to  15.63      (4,658)      10.88
                                     ----------   ---------------    --------     ---------
Balance, December 31, 1995..........   1,586       1.75 to  15.63       9,947        6.27
  Granted...........................   1,027       5.94 to   8.38       6,705        6.53
  Exercised.........................    (310)      1.75 to   8.63      (1,125)       3.63
  Terminated........................    (213)      2.75 to  15.63      (1,776)       8.34
                                     ----------   ---------------    --------     ---------
Balance, December 31, 1996..........   2,090       1.75 to   8.63      13,751        6.58
  Granted...........................     537       3.88 to   6.94       2,707        5.04
  Exercised.........................    (124)      1.75 to   6.13        (364)       2.94
  Terminated........................    (652)      2.25 to   8.63      (4,473)       6.86
                                     ----------   ---------------    --------     ---------
Balance, December 31, 1997..........   1,851      $2.25 to $ 8.63    $ 11,621        6.28
                                     ----------   ---------------    --------     ---------
                                     ----------   ---------------    --------     ---------

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method prescribed by SFAS 123.

                        GENUS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9. CAPITAL STOCK (CONTINUED)

     The fair value of these options was estimated at the date of grant using a Black-Scholes single option pricing model with the following weighted average assumptions for 1997, 1996 and 1995:

                                                       1997           1996          1995
                                                    ---------      ---------      ---------
Risk free interest rates..........................     6.220%         6.070%         6.320%
Expected life.....................................  3.5 years      3.5 years      3.5 years
Expected volatility...............................      77.7%          77.7%          77.7%
Expected dividend yield...........................        --%            --%            --%

     The weighted average fair value of options granted in 1997, 1996 and 1995 was $2.92, $3.81 and $4.58, respectively.

     Under the 1989 Employee Stock Purchase Plan, the Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1997, 1996 and 1995.

                                                       1997           1996          1995
                                                    ---------      ---------      ---------
Risk free interest rates..........................     5.630%         5.340%         6.250%
Expected life.....................................  0.5 years      0.5 years      0.5 years
Expected volatility...............................      77.7%          77.7%          77.7%
Expected dividend yield...........................        --%            --%            --%

     The weighted average fair value of those purchase rights granted in 1997, 1996 and 1995 was $1.80, $3.26 and $3.88, respectively.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income
(loss) and basic and diluted net income (loss) per share would have been the pro forma amounts indicated below:

                                                       1997           1996          1995
                                                    ---------      ---------      ---------
Pro forma net income (loss).......................  $(21,537)      $(12,053)       $17,858
Pro forma net income (loss) per share -- basic....  $  (1.28)      $  (0.73)       $  1.16
Pro forma net income (loss) per share -- diluted..  $  (1.28)      $  (0.73)       $  1.13

     The above pro forma effects on net income (loss) may not be representative of the effects on future results as options granted typically vest over several years and additional option grants are expected to be made in future years.

                         GENUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9. CAPITAL STOCK (CONTINUED)

     The options outstanding and currently exercisable by exercise price under the option plan at December 31, 1997 are as follows:

                                        OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                      -------------------------------------------------------      -------------------------------
                          NUMBER      WEIGHTED AVERAGE                               NUMBER
   RANGE OF           OUTSTANDING        REMAINING           WEIGHTED AVERAGE      OUTSTANDING    WEIGHTED AVERAGE
EXERCISE PRICES        (IN 000'S)     CONTRACTUAL LIFE        EXERCISE PRICE       (IN 000'S)       EXERCISE PRICE
---------------       -----------     ----------------       ----------------      -----------    ----------------
 $2.25-$5.25               538             3.12                  $ 4.24                192            $  3.66
 $5.56-$6.13               580             3.67                    6.01                202               5.99
 $6.38-$8.38               486             2.93                    7.70                229               7.77
 $8.63-$8.63               247             2.95                    8.55                167               8.63
                      -----------                                                  -----------
 $2.25-$8.63             1,851             3.22                  $ 6.28                790            $  6.50
                      -----------                                                  -----------
                      -----------                                                  -----------

EMPLOYEE STOCK PURCHASE PLAN

     The Company has reserved a total of 1,750,000 shares of common stock for issuance under a qualified stock purchase plan, which provides substantially all Company employees with the right to acquire shares of the Company's common stock through payroll deductions. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85% of fair market value at either the beginning of each two-year offering period or the end of each six-month purchase period within the two-year offering period. At December 31, 1997, 1,625,086 shares have been issued under the plan.

COMMON STOCK PURCHASE RIGHTS

     In July 1990, the Company distributed a dividend to shareholders comprised of a right to purchase one share of common stock (a "Right") for each outstanding share of common stock of the Company they hold. These rights do not become exercisable or transferable apart from the common stock until the Distribution Date which is either the tenth day after a person or group (a) acquires beneficial ownership of 20% or more of the Company's common stock or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 30% or more of the Company's common stock. After the Distribution Date, each Right will entitle the holder to purchase from the Company one share of common stock at a price of $28.00 per share.

     If the Company is acquired in a merger or other business combination transaction, or if 50% or more of its consolidated assets or earnings power is sold, each Right will entitle the holder to purchase at the exercise price that number of shares of the acquiring company having a then current market value of two times the exercise price of the Right. In the event that the Company is the surviving corporation in a merger and the Company's common stock remains outstanding, or in the event that an acquiring party engages in certain self-dealing transactions, each Right not owned by the acquiring party will entitle the holder to purchase at the exercise price that number of shares of the Company's common stock having a then current market value of two times the exercise price of the Right.

                        GENUS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9. CAPITAL STOCK (CONTINUED)

     The Rights are redeemable at the Company's option for $.01 per Right prior to becoming exercisable, may be amended at the Company's option on or prior to the Distribution Date and expire on July 3, 2000.

NOTE 10. EMPLOYEE BENEFIT PLAN

     During 1988, the Company adopted the Genus, Inc. 401(k) Plan (the "Benefit Plan") to provide retirement and incidental benefits for eligible employees. The Benefit Plan provides for Company contributions as determined by the Board of Directors which may not exceed 6% of the annual aggregate salaries of those employees eligible for participation. In 1997, 1996 and 1995, the Company made $92, $87 and $61, respectively, in contributions to the Benefit Plan.

NOTE 11. SPECIAL CHARGE

     During 1996, the Company incurred special charges of $5,890 relating primarily to payroll costs associated with the reduction in workforce and inventory and demonstration equipment write-downs.

NOTE 12. OTHER INCOME (EXPENSE), NET

     Other income (expense), net, comprises the following:

                                                  YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                1997         1996        1995
                                              --------      ------      ------
Interest income.............................. $    156      $  334      $  790
Interest expense.............................     (445)       (210)       (172)
Loss on disposal of leasehold improvements...       --          --        (261)
Foreign exchange.............................   (1,107)         --          --
Other, net...................................       33         (71)        (30)
                                              --------      ------      ------
                                              $ (1,363)     $   53      $  327
                                              --------      ------      ------
                                              --------      ------      ------

                        GENUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13. INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                               1997          1996         1995
                                             --------     ---------     ---------
Federal:
  Current................................... $     --     $     --      $     431
  Deferred..................................   14,004       (2,343)     $ (11,036)
                                             --------     ---------     ---------
                                               14,004       (2,343)       (10,605)
                                             --------     ---------     ---------
State:
  Current...................................       --           --            150
  Deferred..................................      840         (191)          (524)
                                             --------     ---------     ---------
                                                  840         (191)          (374)
                                             --------     ---------     ---------
Foreign:
  Current...................................       --          334             --
                                             --------     ---------     ---------
                                             $ 14,844     $ (2,200)     $ (10,979)
                                             --------     ---------     ---------
                                             --------     ---------     ---------

     The Company's effective tax rate for the years ended December 31, 1997, 1996 and 1995 differs from the U.S. federal statutory income tax rate as follows:

                                               1997          1996         1995
                                             --------     ---------     ---------
Federal income tax at statutory rate.......     (34)%         (35)%          34%
Change in valuation allowance..............     372            13          (173)
Alternative minimum tax....................      --            --             5
State income taxes.........................      --            --             2
Foreign income taxes.......................      --             3            --
Other......................................      (8)           --            --
                                             --------     ---------     ---------
                                                330%          (19)%        (132)%
                                             --------     ---------     ---------
                                             --------     ---------     ---------

     The components of the net deferred tax asset comprise the following:

                                                         1997        1996
                                                      ---------    ---------
Deferred tax assets (liabilities):
  Net operating loss carryforwards..................  $  13,097    $  9,447
  Tax credit carryforward...........................      1,867       1,288
  Inventory, accounts receivable and other
   reserves.........................................        401       1,835
  Non-deductible accrued expenses...................      1,152       1,264
  Other reserves....................................         --       1,245
  Depreciation and amortization.....................        215        (235)
  Valuation allowance...............................    (16,732)         --
                                                      ---------    ---------
Net deferred tax assets.............................  $      --    $ 14,844
                                                      ---------    ---------
                                                      ---------    ---------

                         GENUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13. INCOME TAXES (CONTINUED)

     Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns.

     At December 31, 1997, the Company had the following income tax carryforwards available:

                                                TAX          EXPIRATION
                                             REPORTING          DATES
                                             ---------       -----------
U.S. regular tax operating losses..........   $ 36,700        2005-2012
U.S. business tax credits..................   $  1,867        2002-2009
State net operating losses.................   $ 11,800        1998-2003

     Based on the weight of available evidence as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), management has determined that it is more likely than not that the net deferred tax asset at December 31, 1997 will not be realized and has, therefore, provided a full valuation allowance against the net deferred tax asset. The amount of the net deferred tax asset that is realizable could be increased in the near term if actual operating results differ significantly from current estimates. The utilization of the Company's net operating losses may be limited upon certain changes in ownership.

NOTE 14. SEGMENT INFORMATION

     The Company is engaged in the design, manufacture, marketing and servicing of advanced thin film deposition systems and MeV ion implantation systems used primarily in the semiconductor manufacturing industry. The Company's sales are primarily generated from two products, CVD WSix and MeV ion implantation systems. The Company's CVD system is designed for the deposition of WSix to create multiple interconnect layers on ICs. The MeV ion implantation system drives electrically charged ions into the surface of a silicon wafer to convert the electrical characteristics of the wafer. Both products are primarily used in the manufacturing of DRAMs. Its business serves the semiconductor manufacturing industry only. Net sales, identifiable assets and the results of operations of subsidiaries in foreign countries are not material.

INTERNATIONAL SALES

     International sales (principally from sales to customers in the Far East and Europe) for 1997, 1996 and 1995 represented 82%, 86% and 88% of net sales, respectively.

MAJOR CUSTOMERS

     In 1997, two customers, Samsung Electronics Company, Ltd. and Innotech Corporation, accounted for 47% and 17%, respectively, of net sales, and in 1996, these same two customers accounted for 53% and 18%, respectively, of net sales. In 1995, one customer accounted for 63% of net sales.

                        GENUS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                           1997 QUARTERS ENDED
                              -------------------------------------------------
                              MARCH 31    JUNE 30    SEPTEMBER 30  *DECEMBER 31
                              --------    --------   ------------  ------------
Net sales.................... $ 19,681    $ 19,351     $  24,375    $  20,879
Gross profit.................    7,368       7,811         8,351        5,994
Net income (loss)............      181         296           512      (20,325)
Net income (loss) per share-
 basic and diluted...........     0.01        0.02          0.03        (1.20)

                                           1996 QUARTERS ENDED
                              -------------------------------------------------
                              MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                              --------    --------   ------------  ------------
Net sales.................... $ 26,360    $ 25,095    $   13,892     $  17,162
Gross profit.................    9,438       9,176         3,399         4,959
Net income (loss)............      593         645      **(8,105)     **(2,338)
Net income (loss) per share-
 basic and diluted...........     0.04        0.04         (0.49)        (0.14)

     * During the fourth quarter of 1997, delays in shipments to Asian customers resulted in lower sales. In addition, the Company incurred a net charge of $2,930 for bad debt expense. The lower sales, coupled with this write-off, resulted in an operating loss of $4,930 for the fourth quarter. Other income (loss) for the quarter included $1,107 in foreign exchange losses as a result of the effect of the devaluation of the Korean won on intercompany transactions. In addition, based on the weight of available evidence as prescribed by SFAS 109, management determined that it is more likely than not that the net deferred tax asset at December 31, 1997 will not be realized and, therefore, provided a full valuation allowance against the net deferred tax asset during the fourth quarter of 1997.

     ** During the third and fourth quarters of 1996, the Company recognized special charges aggregating $5,890 relating primarily to payroll costs associated with a reduction in workforce and inventory and demonstration equipment write-downs.

NOTE 16. SUBSEQUENT EVENTS

     On January 28, 1998 the Board of Directors offered employees the opportunity to reprice outstanding stock options as of February 5, 1998. The repriced options, both vested and unvested, are precluded from exercise for a period of one year from the repricing date. Approximately 1,544,750 options with original exercise prices ranging from $3.88 to $8.63 were repriced at $3.03, the fair market value as of February 5, 1998.

     On February 12, 1998 the Company completed a private equity placement of $5,000 of convertible preferred stock to a group of institutional investors. Upon fulfillment of certain specified conditions, these same investors have also committed to provide additional financing of up to $5,000.

                         REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Genus, Inc.

     We have audited the accompanying consolidated balance sheets of Genus, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genus, Inc. and subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered losses from operations during each of the past two years and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 COOPERS & LYBRAND L.L.P.

San Jose, California
January 26, 1998, except for Notes 1, 5 and 16, as to which the date is March 2, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A relating to the Registrant's 1998 Annual Meeting of Shareholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and nominees for directors of the Company is incorporated by reference to the Company's Proxy Statement.

     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages at March 10, 1998, are as follows:


NAME                            AGE                            POSITION
----------------------------    ----   -------------------------------------------------------
William W.R. Elder..........     59    Chairman of the Board
James T. Healy..............     57    President, Chief Executive Officer
John E. Aldeborgh...........     41    Executive Vice President, Customer Satisfaction Officer
Mary F. Bobel...............     48    Executive Vice President, Chief Financial Officer
Frederick E. Heslet, Ed.D...     58    Executive Vice President, Chief Quality Officer
Thomas E. Seidel, Ph.D......     62    Executive Vice President, Chief Technical Officer
Mario M. Rosati.............     51    Secretary

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

     Mr. Aldeborgh joined the Company in June 1989 and serves as the Executive Vice President and Customer Satisfaction Officer. From January 1993 to January 1996, he was Vice President and General Manager, Ion Technology Products of the Company. From June 1989 to January 1993, he was the Director of Operations of the Ion Technology Products. From May 1983 to May 1989, Mr. Aldeborgh was with LTX Corporation, a manufacturer of semiconductor test equipment, in various management positions, most recently as Director of Manufacturing for the Linear Manufacturing Division.

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

     Dr. Heslet joined the Company in November 1996 as Chief Quality Officer and Executive Vice President, Human Resources. In addition, he also is employed by California State University, Hayward, where he has been a professor of educational psychology since 1968. From November 1990 to December 1996, he served as Vice President of Quality and Development at Credence Systems Corporation, a manufacturer of semiconductor test equipment.

     Dr. Seidel joined the Company in January 1996 and is the Executive Vice President and Chief Technical Officer of the Company. From July 1988 to January 1996, Dr. Seidel was associated with SEMATECH, a semiconductor-industry consortium, in various senior management positions, most recently as Chief Technologist and Director of Strategic Technology.

     Mr. Rosati has been a director of the Company since its inception in November 1981, and has served as Secretary since June 1995. From July 1995 to April 1996, Mr. Rosati was the Company's Assistant Secretary. He is a member of Wilson Sonsini Goodrich & Rosati, P.C., general counsel to the Company.

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

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

1.   FINANCIAL STATEMENTS.

     Consolidated Balance Sheets -- December 31, 1997 and 1996

     Consolidated Statements of Operations -- Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Shareholders' Equity -- Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows -- Years Ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     Report of Independent Accountants

2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Genus, Inc. for the years ended December 31, 1997, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Genus, Inc.

                                                      PAGE
                                                      ----
          Report of Independent Accountants.........   40
     II-- Valuation and Qualifying Accounts.........   41


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

4. REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1997.

                         REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Genus, Inc.

     Our report on the consolidated financial statements of Genus, Inc. is included on page 36 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                       COOPERS & LYBRAND L.L.P.

San Jose, California
January 26, 1998

                                                                  SCHEDULE II

                                    GENUS, INC.

                         VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                               (DOLLARS IN THOUSANDS)

                                              BALANCE AT        CHARGED TO                              BALANCE AT
                                              BEGINNING          COSTS AND                                END OF
             DESCRIPTION                      OF PERIOD          EXPENSES            DEDUCTIONS           PERIOD
-------------------------------------------- ----------         ----------          -----------       -------------
             COLUMN A                         COLUMN B           COLUMN C            COLUMN D            COLUMN E
-------------------------------------------- ----------         ----------          -----------       -------------
1995
Allowance for doubtful accounts............. $    250           $     --             $    --              $     250
Inventory reserves..........................    2,665                995                 389                  3,271
Product warranty and installation accruals..    2,394              3,640               1,716                  4,318

1996
Allowance for doubtful accounts.............      250                 --                  --                    250
Inventory reserves..........................    3,271              4,603               1,338                  6,536
Product warranty and installation accruals..    4,318              4,022               3,456                  4,884

1997
Allowance for doubtful accounts.............      250              4,589               3,742                  1,097
Inventory reserves..........................    6,536                910               2,040                  5,406
Product warranty and installation accruals..    4,884              3,620               4,754                  3,750

                                   GENUS, INC.
                             ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED DECEMBER 31, 1997

                                 INDEX TO EXHIBITS


 EXHIBIT
    NO.                                    DESCRIPTION
---------  -----------------------------------------------------------------
 3.1       Amended and Restated Articles of Incorporation of Registrant as
           filed June 6, 1997 (11)
 3.2       By-laws of Registrant, as amended (2)
 4.1       Common Shares Rights Agreement, dated as of April 27, 1990, between
           Registrant and Bank of America, N.T. and S.A., as Rights Agent (4)
 4.2       Convertible Preferred Stock Purchase Agreement, dated February 2,
           1998, among the Registrant and the Investors (14)
 4.3       Registration Rights Agreement, dated February 2, 1998, among the
           Registrant and the Investors (14)
 4.4       Certificate of Determination (14)
10.1       Lease, dated December 6, 1985, for Registrant's facilities at 4
           Mulliken Way, Newburyport, Massachusetts, and amendment and extension of lease, dated March 17, 1987 (1)
10.2       Assignment of Lease, dated April 1986, for Registrant's facilities at Unit 11A, Melbourn Science Park, Melbourn, Hertz, England (1)
10.3       Registrant's 1989 Employee Stock Purchase Plan, as amended (5)
10.4       Registrant's 1991 Incentive Stock Option Plan, as amended (10)
10.5       International Distributor Agreement, dated November 23, 1987, between General Ionex Corporation and Innotech Corporation (1)
10.6       Distributor/Representative Agreement, dated August 1, 1984, between
           Registrant and Aju Exim (formerly Spirox Holding Co./You One Co.
           Ltd.) (1)
10.7       Exclusive Sales and Service Representative Agreement, dated October
           1, 1989, between Registrant and AVBA Engineering Ltd. (3)
10.8       Exclusive Sales and Service Representative Agreement, dated as of
           April 1, 1990, between Registrant and Indosale PVT Ltd. (3)
10.9       License Agreement, dated November 23, 1987, between Registrant and
           Eaton Corporation (1)
10.10      Exclusive Sales and Service Representative Agreement, dated May 1,
           1989, between Registrant and Spirox Taiwan, Ltd. (2)
10.11      Lease, dated April 7, 1992, between Registrant and The John A. and
           Susan R. Sobrato 1979 Revocable Trust for property at 1139 Karlstad
           Drive, Sunnyvale, California (6)
10.12      Asset Purchase Agreement, dated May 28, 1992, by and between the
           Registrant and Advantage Production Technology, Inc. (7)
10.13      License and Distribution Agreement, dated September 8, 1992, between the Registrant and Sumitomo Mutual Industries, Ltd. (8)
10.14      Lease Agreement, dated October 1995, for Registrant's facilities at
           Lot 62, Four Stanley Tucker Drive, Newburyport, Massachusetts (9)
10.15      International Distributor Agreement, dated July 18, 1997, between
           Registrant and Macrotron Systems GmbH (12)
10.16      Credit Agreement, dated August 18, 1997, between Registrant and
           Sumitomo Bank of California (12)
21.1       Subsidiaries of Registrant
23.1       Consent of Independent Accountants
24.1       Power of Attorney (included on page 44)
27.1       Financial Data Schedule
27.2       Financial Data Schedule (Restated Fiscal Year Ends 1995, 1996 and
           Quarters 1, 2, 3 of 1996)
27.3       Financial Data Schedule (Restated Quarters 1, 2, 3 of 1997)

                                  Page 42

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

 (3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

 (4) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.

 (5) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

 (6) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

 (7) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 8-K dated June 12, 1992.

 (8) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 21, 1992.

 (9) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(10) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(11) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(12) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(13) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.

(14) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated February 12, 1998.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 13th day of March 1998.

                               GENUS, INC.


                               By:    /s/  Mary F. Bobel
                                   --------------------------
                                           Mary F. Bobel
                                     EXECUTIVE VICE PRESIDENT
                                     CHIEF FINANCIAL OFFICER

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


         NAME                       TITLE                      DATE
------------------------  ------------------------      -----------------

/s/  WILLIAM W.R. ELDER     Chairman of the Board        March 13, 1998
-------------------------
     William W.R. Elder

/s/  JAMES T. HEALY         President, Chief Executive   March 13, 1998
-------------------------     Officer (Principal
     James T. Healy           Executive Officer)


/s/  MARY F. BOBEL          Executive Vice President,    March 13, 1998
-------------------------     Chief Financial Officer
     Mary F. Bobel            (Principal Financial
                              Officer and Principal
                              Accounting Officer)

/s/  STEPHEN F. FISHER      Director                     March 13, 1998
-------------------------
     Stephen F. Fisher

/s/  G. FREDERICK FORSYTH   Director                     March 13, 1998
-------------------------
     G. Frederick Forsyth

/s/  TODD S. MYHRE          Director                     March 13, 1998
-------------------------
     Todd S. Myhre

/s/  MARIO M. ROSATI        Director                     March 13, 1998
-------------------------
     Mario M. Rosati