Form 10-K/A
period 1997-12-31
GENUS INC
filed 1998-04-28
CIK 837913

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 28, 1998

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-K/A

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997
                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 0-17139

                                  GENUS, INC.
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                               94-2790804
    (State or other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)                      Number)

   1139 Karlstad Drive, Sunnyvale, CA                     94089
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (408) 747-7120

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 27, 1998, in the over-the-counter market as reported by the NASDAQ National Market, was approximately $29,978,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 1998, Registrant had 17,129,260 shares of Common Stock outstanding.

                               TABLE OF CONTENTS

PART I     Item 1.    Business
                      Markets
                      Products
                      Marketing, Sales and Service
                      Research and Development
                      Competition
                      Manufacturing and Suppliers
                      Intellectual Property
                      Employees
                      Environmental Regulation
                      Recent Developments

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

    Ion implantation systems accounted for 68%, 62% and 41% of total revenues for 1997, 1996 and 1995, respectively.

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

    CVD systems accounted for 32%, 38% and 59% of total revenues for 1997, 1996 and 1995, respectively.

    Information regarding the Company's foreign and domestic operations and export sales is included in Note 14 of Notes to Consolidated Financial Statements.

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

    TANDETRON 1520 AND GENUS 1510. Introduced in 1995 and 1992, respectively, the Tandetron 1520 and Genus 1510 are Genus' previous generation MeV ion implant products. While the Company no longer actively sells these products, the Company does continue to provide service and sell spare parts for these products pursuant to service and spare parts purchase agreements.

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

    A representative list of Genus' ion implant customers include: AMD, Fujitsu, Hyundai, LG Semicon, Mitsubishi, Newport Wafer-Fab Ltd., Philips Semiconductor, Samsung, SGS-Thomson, Sharp, Sony, Symbios Logic and TSMC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Reliance on a Small Number of Customers and Concentration of Credit Risk."

CURRENT THIN FILM PRODUCTS

    Genus' CVD systems are designed for the deposition of WSix and WN on the gate electrode and interconnect. The Company offers the LYNX2-TM- (formerly called the 7000 Series), a single wafer, thin film cluster tool. Genus' two other hardware architectures, the 8700 Series and the 6000 Series, deposit WSix using batch processes.

    GENUS LYNX2 SYSTEM. Introduced in December 1994, the Genus 7000 Series was renamed the LYNX2 in July 1997 in conjunction with the introduction of two new films. The LYNX2 system was designed to meet the advanced technology requirements of the 16M DRAM generation and beyond. This single wafer, open architecture cluster tool supports silane and dichlorosilane ("DCS") process chemistries. Semiconductor manufacturers benefit by the high throughput offered by the LYNX2, which results in higher productivity and lower cost-of-ownership. By offering the lowest fluorine content, manufacturers using DCS also gain more reliable gate oxides with the Genus LYNX2. In addition, its low deposited stress provides higher process yields with improved step coverage.

    This system is currently used in production by manufacturers of advanced DRAM and flash memory devices to 0.25 micron. The LYNX2 features a Modular Equipment Standards Committee ("MESC") compatible wafer handling platform from Brooks Automation with a centrally located, dual end effector robot for high throughput operation with up to four process modules. The cluster tool is controlled by an easy-to-use Windows-TM---based graphic user interface. The modular design of the LYNX2 enables the addition of other process modules to the cluster tool. Other manufacturing advantages offered by the

LYNX2 include a multi-zone resistive heater for more uniform wafer heating, two-zone showerheads for improved film composition uniformity and a state-of-the-art gas delivery system that minimizes chamber-to-chamber variance.

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

    GENUS 8700 SERIES AND 6000 SERIES. The 8700 Series and 6000 Series are Genus's previous generation Thin Film products. While Genus no longer actively sells these products, it does continue to sell spare parts and provide service for these products pursuant to spare parts purchase agreements and service agreement.

    Genus' Thin Films manufacturing facility maintains and operates a Class-1 cleanroom to demonstrate integrated applications with their customers. The Genus technical staff includes an experienced consulting resource for successful process integration of its products and processes.

    Samsung Electronics Company, Ltd. is the primary customer for the current generation thin film product, and revenue from spare parts and service is provided from AMD, Fujitsu, Hitachi, Hyundai, IBM, Intel, LG Semicon, Sanyo, SGS-Thomson and Sharp, which own earlier generation products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors-- Reliance on a Small Number of Customers and Concentration of Credit Risk."

MARKETING, SALES AND SERVICE

    Genus sells and supports its ion implantation and CVD products through direct sales and customer support organizations in the U.S., Western Europe and South Korea and through eight exclusive, independent sales representatives and distributors in the U.S., Europe, Japan, South Korea, Taiwan, Hong Kong and Singapore. Yarbrough Southwest provides sales distribution in the Southwestern region of the U.S. and SemiTorr in the Northwest. Genus Europa supports and sells Genus' equipment in Europe, and Macrotron Systems GmbH represents Genus in Germany. Genus KK provides field service and support in Japan. Innotech Corporation serves as the Company's sales distributor and augments Genus KK's support efforts in Japan. Genus Korea, Ltd., provides in-country field service and support, and in late 1997, assumed all responsibilities for system sales in South Korea. Sales in the Singapore and Taiwan market segments are served by the representative organizations of Spirox Singapore, Pte. Ltd. and Spirox Taiwan, respectively. Hong Kong and the People's Republic of China are served by Katech International, Ltd., based in Hong Kong. The Asia/Pacific organizations provide sales and service, as well as distribution assistance for spare parts. Genus distributes spare parts from several worldwide depots including Sunnyvale, California; Newburyport, Massachusetts; Austin, Texas; Tokyo, Japan; Seoul, Korea; Hsin-Chu City, Taiwan; and Evry, France. To facilitate its marketing efforts, the Company has cleanroom applications laboratories in Sunnyvale, California, and Newburyport, Massachusetts.

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

    The Company continued its efforts to expand its customer base in 1997 and was successful, with new customers in Taiwan and North America. Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. In 1997, two customers, Samsung Electronics Company, Ltd. and Innotech Corporation accounted for 47% and 17%, respectively, of the Company's net sales. In 1996, these same two customers accounted for 53% and 18%, respectively, of the Company's net sales. Additionally, three customers, Samsung Electronics Company, Ltd., Micron Technology, Inc. and Innotech Corporation, accounted for an aggregate of 75% of accounts receivable at December 31, 1997; and three customers, Samsung Electronics Company, Ltd., Innotech Corporation and Newport Wafer-Fab Ltd., accounted for an aggregate of 71% of accounts receivable at December 31, 1996. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future product sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Furthermore, sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. The loss of a significant customer or any reduction in orders from a significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RESEARCH AND DEVELOPMENT

    Constant technological change, fierce competition and a high rate of technical obsolescence are key characteristics of the semiconductor equipment industry. Genus' future prospects depend in part on the Company's ability to broaden its market acceptance by differentiating its products on the basis of production-worthiness, technical capability, productivity, particle control and customer support. For thin film, the Company's research and development has focused on tungsten nitride film, a general purpose process module and advanced ultra thin film CVD technologies. For ion implant, the Company's research and development has focused on a multipurpose implanter. The Company has a class 1 applications laboratory and a separate thin films development area in California, and the Company has a class 10 applications laboratory that also serves as a test center in Massachusetts. The Company spent $12.3 million, $14.6 million and $12.6 million on R&D during 1997, 1996 and 1995, respectively. To maintain close relationships with its customers and remain responsive to their requirements, continued investment is needed for R&D. R&D expenses may increase in the future.

    As part of its R&D program, the Company has established technical research relationships with Advanced Micro Devices, Inc., a major semiconductor manufacturer, and the University of Colorado to further enhance its product development and knowledge for advanced Ultra Large Scale Integration ("ULSI") devices.

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

    In the ion implantation market, the Company's MeV ion implantation system competes primarily with one other MeV system. The Company believes that its high energy MeV system currently has certain technological advantages over the competing MeV systems, including the simplest system architecture, the lowest power and water requirements, the fastest energy change times to generate the highest production chained implant throughputs, a true MeV process chamber to minimize outgassing and increase MeV production throughput, and the lowest particulate levels in the industry to obtain the highest yields. Genus has new applications for MeV ion implantation technology that it believes will see widespread use in the future since they enable significant manufacturing cost reduction and improved IC performance. The Company estimates that its market share of the high-energy ion implantation market was 33% for 1997, up from 26% for 1996. The Company faces direct competition from Eaton Corporation. The presence of Eaton in the MeV marketplace continued to increase during 1997. There can be no assurance that competition in the Company's particular MeV product market will not intensify or that Genus' technical advantages may not be reduced or lost as a result of technical advances made by competitors or changes in semiconductor processing technology.

    In the CVD market, Genus competes with other producers of CVD systems, as well as alternative methods of deposition, such as sputtering and thin films other than WSix, WN and DCS. The Company has an installed base of 400 tools worldwide. The Company estimates that its market share for the stand-alone WSi(x) was 38% for 1997, up from 25% for 1996. The Company faces direct competition in all three films from Applied Materials, Inc. and Tokyo Electron, Ltd. The impact of their presence in these niche markets continued to increase during 1997. There can be no assurance that levels of competition in the Company's particular CVD product market will not intensify or that Genus' technical advantages may not be reduced or lost as a result of technical advances made by competitors or changes in semiconductor processing technology.

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

INTELLECTUAL PROPERTY

    The Company believes that because of the rapid technological change in the industry, its future prospects will depend primarily upon the expertise and creative skills of its personnel in process technology, new product development, marketing, application engineering and product engineering, rather than on patent protection. Nevertheless, the Company has a policy to actively pursue domestic and foreign patent protection to cover technology developed by the Company. The Company currently holds 13 United States patents relating to ion implantation and 19 United States patents relating to thin film. All of the patents have at least five years remaining on their term.

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

RECENT DEVELOPMENTS

    PRIVATE PLACEMENT OF CONVERTIBLE PREFERRED STOCK. In February 1998, the Company issued equity securities through a private placement of Series A Convertible Preferred Stock ("Series A Stock") for gross proceeds of $5 million. Upon fulfillment of certain conditions, the same investors in the Company's Series A Stock (the "Preferred Investors") have committed to providing an additional $5 million in equity financing through the private placement of Series B Convertible Preferred Stock (the "Series B Stock"). Among the conditions that must be satisfied before the Company may require the purchase of the Series B Stock are the following: (a) the closing bid price per share of the Common Stock of the Company shall be no less than $4.00 for the 30 trading days prior to the Company's notice to the Preferred Investors of its intention to require their purchase of the Series B Stock; (b) such notice by the Company may not be given sooner than 90 days after the effectiveness date for the shares registered pursuant to a Registration Statement on Form S-3 (the "Series A Registration") and no suspension or stop order may have been entered against such Series A Registration; (c) the closing bid price for the Common Stock of the Company shall not, in the 30 trading days prior to the completion of the sale of the Series B Stock, have decreased by greater than 35% from the highest closing bid price during such period, (d) the maintenance of a waiver in connection with existing bank line of credit and (e) no change of control of the Company shall have occurred. "Change of control" is defined as, (i) the acquisition of more than 50% of the voting securities of the Company, (ii) the replacement of more than one-half the members of the Board of Directors, (iii) the merger of the Company with or into another entity, (iv) the sale of all or substantially all of the assets of the Company, or (v) the execution of any agreement providing for any of (i), (ii), (iii), or (iv) above). Accordingly, if the Asset Sale, as defined below, is deemed to be a sale of substantially all of the assets of the Company and the Asset Sale is completed, the Company cannot require the Investors to purchase the Series B Stock nor can the Investors require the Company to sell the Series B Stock.

    SALE OF ASSETS. In April 1998, the Company entered into an agreement with Varian Associates, Inc. to sell selected assets and transfer selected liabilities related to the MeV ion implantation equipment product line for approximately $25 million plus additional payments if certain revenue targets are achieved ("Asset Sale"). The completion of the Asset Sale is subject to approval by the Company's shareholders as well as to expiration of the applicable waiting periods under federal Hart-Scott-Rodino premerger notification requirements. As a result of the Asset Sale, the Company will no longer engage in the ion implant business and will refocus its efforts on thin film deposition. The Company will use the net proceeds of the Asset Sale for repayment of certain outstanding indebtedness as well as for working capital and general corporate purposes, including investment in research and development of thin film products. In connection with the Asset Sale and the refocusing of the Company's business on thin film products, the Company anticipates that it will significantly reduce the workforce at its Sunnyvale, California location. In addition, James Healy will resign as President and Chief Executive Officer of the Company and William W.R. Elder, the Company's Chairman, will return to a full-time role as President and Chief Executive Officer.

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

                                                                        1997                      1996
                                                              -------------------------  -----------------------
                                                                  HIGH          LOW         HIGH         LOW
                                                                 ------     -----------  -----------    -----
First Quarter...............................................  $       67/8  $       35/8 $       9    $       55/8
Second Quarter..............................................          67/16         31/8        12            53/4
Third Quarter...............................................          77/8          41/2         91/2         53/4
Fourth Quarter..............................................          615/16         31/8         71/16         47/8

    The Company has not paid cash dividends on its common stock since inception, and its Board of Directors presently intends to reinvest the Company's earnings, if any, in its business. Additionally, the Company's line of credit prohibits the payment of cash dividends. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

ITEM 6.

SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                        FOR THE YEARS ENDED DECEMBER 31,
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND EMPLOYEE DATA)

                                                         1997       1996        1995       1994       1993
                                                       ---------  ---------  ----------  ---------  ---------
Net sales............................................  $  84,286  $  82,509  $  100,350  $  63,616  $  44,236
Gross profit.........................................     29,524     26,972      39,239     24,967     13,900
Gross profit as a percentage of sales................         35%        33%         39%        39%        31%
Income (loss) from operations........................     (3,129)   (11,458)      7,976      3,729     (6,974)
Net income (loss)....................................    (19,336)    (9,205)     19,282      4,177     (6,883)
Net income (loss) per share--basic...................      (1.15)     (0.56)       1.26       0.33      (0.57)
Net income (loss) per share--diluted.................      (1.15)     (0.56)       1.20       0.32      (0.57)

Cash and cash equivalents............................      8,700     11,827      12,630     10,188     10,423
Total assets.........................................     76,738     89,132      95,247     54,997     45,205
Long-term obligations, less current portion..........        971      1,260       1,034        523      1,042
Working capital......................................     30,774     39,290      50,061     23,201     22,162
Shareholders' equity.................................     48,357     68,251      75,361     36,986     31,751
Backlog..............................................     25,554     19,846      44,996     44,011     18,945
Number of employees..................................        301        325         319        264        212

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

1997 COMPARED TO 1996

    The components of the Company's statements of income, expressed as percentage of total revenue, are as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
Net sales.......................................................      100.0%     100.0%     100.0%
Costs and expenses:
  Cost of goods sold............................................       65.0       67.3       60.9
  Research and development......................................       14.6       17.7       12.2
  Selling, general and administrative...........................       24.1       21.7       18.9
  Special charge................................................     --            7.2     --
                                                                  ---------  ---------  ---------
    Income (loss) from operations...............................       (3.7)     (13.9)       8.0
Other income, net...............................................       (1.6)       0.1        0.3
                                                                  ---------  ---------  ---------
    Income (loss) before provision for income taxes.............       (5.3)     (13.8)       8.3
Provision for (benefit from) income taxes.......................       17.6       (2.7)     (10.9)
                                                                  ---------  ---------  ---------
    Net income (loss)...........................................      (22.9)%     (11.1)%      19.2%
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    Net sales for the year ended December 31, 1997 were $84.3 million, compared to net sales of $82.5 million in 1996. While 1997 sales showed a modest increase on a year-to-year basis, the Company experienced volatility on a quarterly basis during both years. Sales for the nine month period ended September 30, 1997 increased over the same period for 1996 as the industry and the Company recovered from the slowdown in the DRAM market experienced during the latter half of 1996. However, in the fourth quarter of 1997, the Company's sales fell from the prior quarter due partially to the financial crisis in Asia that caused some customers to push out their required delivery dates. Export sales accounted for 74% of the Company's net sales in 1997, compared to 84% in 1996. Non-system sales remained relatively flat year-to-year, accounting for 20% of revenue in 1997, compared to 23% in 1996.

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

    During the fourth quarter of 1997, management determined that, based upon the weight of available evidence as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," it is more likely than not that the net deferred tax asset at December 31, 1997 will not be realized and has, therefore, provided a full valuation allowance against the net deferred tax asset resulting in a tax provision of $14.8 million for the year. Accordingly, the effective tax rate for the year ended December 31, 1997 was 330% compared to an effective tax rate of (19)% in 1996. The amount of the net deferred tax asset that is realizable could be increased in the near term if actual operating results differ significantly from current estimates.

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

1996 COMPARED TO 1995

    Net sales for the year ended December 31, 1996 were $82.5 million, compared to net sales of $100.4 million in 1995. The 18% decrease in net sales was due primarily to lower tungsten CVD systems sales as a result of the overall slowdown of the DRAM market during the last 12 months (particularly in Korea), offset by greater ion implantation MeV system and non-system sales. Export sales accounted for 84% of the Company's net sales in 1996, compared to 88% in 1995. In 1996, non-system sales increased 13% when compared to non-system sales during same period in 1995.

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

    The Company's primary source of funds at December 31, 1997 consisted of $8.7 million in cash and cash equivalents. The Company has a $10.0 million revolving line of credit which is secured by substantially all of the assets of the Company and expires in June 1998. At December 31, 1997, the Company had $2.8 million in unused letters of credit and borrowings of $7.2 million outstanding under the line of credit. Availability of borrowings is based on eligible accounts receivable and inventory. Based on eligible accounts receivable and inventory at December 31, 1997, the Company's borrowing capacity under the revolving credit facility was in excess of $10 million. A monthly borrowing base certificate is required by the bank. See Note 5 to Consolidated Financial Statements.

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

    Assuming either (i) the Company fulfills the conditions and receives the proceeds from the Series B Stock financing and is able to secure borrowings upon renewal of its existing bank line of credit or under a new line of credit or
(ii) the Asset Sale is completed, the Company believes that its existing cash resources together with funds from the Series B Stock financing and line of credit or the Asset Sale will be sufficient to fund the Company's expected working capital requirements for at least the next 12 months. However, the exact amount and timing of these working capital requirements and the Company's ability to continue as a going concern will be determined by numerous factors, including the level of and gross margin on future sales, the payment terms extended to and by the Company and the timing of capital expenditures. Furthermore, there can be no assurance that funds will be received or become available from the Series B Stock financing, line of credit or the Asset Sale, or that these funds, together with the Company's existing cash resources, will be sufficient to implement the Company's operating strategy or meet the Company's other working capital requirements. Accordingly, the Company may be required to seek additional equity or debt financing. There can be no assurance that the Company would be able to obtain additional debt or equity financing, if and when needed, on terms that the Company finds acceptable. Any additional equity or debt financing may involve substantial dilution to the Company's shareholders, restrictive covenants or high interest costs.

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

    RELIANCE ON INTERNATIONAL SALES. Export sales accounted for approximately 74%, 84% and 88% of total net sales in the years ended 1997, 1996 and 1995, respectively. In addition, net sales to South Korean customers accounted for approximately 50%, 59% and 63%, respectively, of total net sales during the same periods. The Company anticipates that international sales, including sales to South Korea, will continue to account for a significant portion of net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Although the Company's foreign system sales are primarily denominated in U.S. dollars and the Company does not engage in hedging transactions, the Company's foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could have the effect of making the Company's products more or less expensive. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

    RELIANCE ON A SMALL NUMBER OF CUSTOMERS AND CONCENTRATION OF CREDIT
RISK. The Company continued its efforts to expand its customer base in 1997 and was successful, with new customers in Taiwan and North America. Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. In 1997, two customers, Samsung Electronics Company, Ltd. and Innotech Corporation accounted for 47% and 17%, respectively, of the Company's net sales. In 1996, these same two customers accounted for 53% and 18%, respectively, of the Company's net sales. Additionally, three customers, Samsung Electronics Company, Ltd., Micron Technology, Inc. and Innotech Corporation, accounted for an aggregate of 75% of accounts receivable at December 31, 1997; and three customers, Samsung Electronics Company, Ltd., Innotech Corporation and Newport Wafer-Fab Ltd., accounted for an aggregate of 71% of accounts receivable at December 31, 1996. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future product sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Furthermore, sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. The loss of a significant customer or any reduction in orders from a significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is dependent on a small number of customers. Accordingly, the Company is subject to concentration of credit risk. With the exception of the write-off of one account in the fourth quarter of 1997, the Company has not experienced material bad debt expense over the last four years. However, if a major customer were to encounter financial difficulties and become unable to meet its obligations, the Company would be adversely impacted.

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

    DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS. The Company's success depends in part on its proprietary technology. While the Company attempts to protect its proprietary technology through patents, copyrights and trade secret protection, it believes that the success of the Company will depend on more technological expertise, continuing the development of new systems, market penetration and growth of its installed base and the ability to provide comprehensive support and service to customers. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. The Company currently has a number of United States and foreign patents and patent applications. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company.

    From time to time, the Company has received notices from third parties alleging infringement of such parties' patent rights by the Company's products. In such cases, it is the policy of the Company to defend against the claims or negotiate licenses on commercially reasonable terms where considered appropriate. However, no assurance can be given that the Company will be able to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company's business and financial results.

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

    DEPENDENCE ON INDEPENDENT DISTRIBUTORS. The Company currently sells and supports its MeV ion implantation and CVD products through direct sales and customer support organizations in the U.S., Western Europe and South Korea and through eight exclusive, independent sales representatives and distributors in the U.S., Europe, Japan, South Korea, Taiwan, Hong Kong, and Singapore. The Company does not have any long-term contracts with its sales representatives and distributors. Although the Company believes that alternative sources of distribution are available, the disruption or termination of its existing distributor relationships could have a temporary adverse effect on the Company's business, financial condition and results of operations.

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

    READINESS FOR YEAR 2000. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. These computer systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer service, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governments both domestically and globally, directly for accurate exchange of data and indirectly. During 1997, the Company started the implementation of a new business system. One criteria for the selection of the enterprise software was compliance with Year 2000 issues. Accordingly, the Company's current estimate is that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse effect on the result of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the Year 2000 impact on its internal systems, there can be no assurance that the Company has fully identified such impact or that it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts. The Company has not contacted the entities with which it interacts to determine whether such entities are addressing the Year 2000 issue.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          GENUS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                               AS OF DECEMBER 31,
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               1997       1996
                                                                                             ---------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents................................................................  $   8,700  $  11,827
  Accounts receivable (net of allowance for doubtful accounts of $1,097 in 1997 and $250 in
    1996)..................................................................................     19,469     15,555
  Inventories..............................................................................     28,986     26,464
  Other current assets.....................................................................      1,029        638
  Current deferred taxes...................................................................     --          4,427
                                                                                             ---------  ---------
    Total current assets...................................................................     58,184     58,911
  Property and equipment, net..............................................................     15,276     15,345
  Other assets, net........................................................................      3,278      4,459
  Noncurrent deferred taxes................................................................     --         10,417
                                                                                             ---------  ---------
                                                                                             $  76,738  $  89,132
                                                                                             ---------  ---------
                                                                                             ---------  ---------
LIABILITIES
Current Liabilities:
  Short-term bank borrowings...............................................................  $   7,200  $   2,500
  Accounts payable.........................................................................      8,723      5,304
  Accrued expenses.........................................................................     10,613     10,808
  Current portion of long-term debt and capital lease obligations..........................        874      1,009
                                                                                             ---------  ---------
    Total current liabilities..............................................................     27,410     19,621
Long-term debt and capital lease obligations, less current portion.........................        971      1,260
                                                                                             ---------  ---------
    Total liabilities......................................................................  $  28,381  $  20,881
                                                                                             ---------  ---------
Commitments (Note 8)
SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized, 2,000,000 shares;
    Issued and outstanding, none...........................................................     --         --
Common stock, no par value:
  Authorized 50,000,000 shares;
    Issued and outstanding, 17,120,628 shares (1997) and
    16,723,927 shares (1996)...............................................................     99,149     97,915
  Accumulated deficit......................................................................    (48,863)   (29,527)
  Cumulative translation adjustment........................................................     (1,929)      (137)
                                                                                             ---------  ---------
    Total shareholders' equity.............................................................     48,357     68,251
                                                                                             ---------  ---------
                                                                                             $  76,738  $  89,132
                                                                                             ---------  ---------
                                                                                             ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Net sales.....................................................................  $   84,286  $   82,509  $  100,350
Costs and expenses:
  Cost of goods sold..........................................................      54,762      55,537      61,111
  Research and development....................................................      12,327      14,639      12,259
  Selling, general and administrative.........................................      20,326      17,901      19,004
  Special charge..............................................................      --           5,890      --
                                                                                ----------  ----------  ----------
    Income (loss) from operations.............................................      (3,129)    (11,458)      7,976
Other income (expense), net...................................................      (1,363)         53         327
                                                                                ----------  ----------  ----------
  Income (loss) before provision for (benefit from) income taxes..............      (4,492)    (11,405)      8,303
Provision for (benefit from) income taxes.....................................      14,844      (2,200)    (10,979)
                                                                                ----------  ----------  ----------
    Net income (loss).........................................................  $  (19,336) $   (9,205) $   19,282
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Net income (loss) per share--basic............................................  $    (1.15) $    (0.56) $     1.26
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Net income (loss) per share--diluted..........................................  $    (1.15) $    (0.56) $     1.20
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           CUMULATIVE
                                                                   COMMON    ACCUMULATED   TRANSLATION
                                                                    STOCK      DEFICIT     ADJUSTMENT     TOTAL
                                                                  ---------  ------------  -----------  ----------
Balances, January 1, 1995.......................................  $  76,590   $  (39,604)   $  --       $   36,986
  Issuance of 2,539,018 shares of common stock under private
    placement offering..........................................     16,222       --           --           16,222
  Issuance of 542,450 shares of common stock under stock option
    plan........................................................      1,161       --           --            1,161
  Tax benefit on exercise of stock options......................        750       --           --              750
  Issuance of 269,043 shares of common stock under employee
    stock purchase plan.........................................        960       --           --              960
  Net income....................................................     --           19,282       --           19,282
                                                                  ---------  ------------  -----------  ----------
Balances, December 31, 1995.....................................     95,683      (20,322)      --           75,361
  Issuance of 310,471 shares of common stock under stock option
    plan........................................................      1,125       --           --            1,125
  Issuance of 249,917 shares of common stock under employee
    stock purchase plan.........................................      1,107       --           --            1,107
  Net loss......................................................     --           (9,205)      --           (9,205)
  Translation adjustment........................................     --           --             (137)        (137)
                                                                  ---------  ------------  -----------  ----------
Balances, December 31, 1996.....................................     97,915      (29,527)        (137)      68,251
  Issuance of 124,199 shares of common stock under stock option
    plan........................................................        364       --           --              364
  Issuance of 272,502 shares of common stock under employee
    stock purchase plan.........................................        870       --           --              870
  Net loss......................................................     --          (19,336)      --          (19,336)
  Translation adjustment........................................     --           --           (1,792)      (1,792)
                                                                  ---------  ------------  -----------  ----------
Balances, December 31, 1997.....................................  $  99,149   $  (48,863)   $  (1,929)  $   48,357
                                                                  ---------  ------------  -----------  ----------
                                                                  ---------  ------------  -----------  ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    1997       1996        1995
                                                                                 ----------  ---------  ----------
Cash flows from operating activities:
  Net income (loss)............................................................  $  (19,336) $  (9,205) $   19,282
  Adjustments to reconcile to net cash from operating activities:
    Special charge.............................................................      --          5,890      --
    Loss on disposal of leasehold improvements.................................      --         --             261
    Depreciation and amortization..............................................       5,073      6,945       4,244
    Provision for doubtful accounts............................................       2,930     --          --
    Deferred taxes.............................................................      14,844     (2,534)    (11,560)
    Changes in assets and liabilities:
      Accounts receivable......................................................      (7,181)    11,191     (11,627)
      Inventories..............................................................      (2,998)    (4,509)     (9,760)
      Other current assets.....................................................        (391)      (865)         32
      Accounts payable.........................................................       3,419     (1,825)      1,271
      Accrued expenses.........................................................        (543)    (1,094)      4,417
      Other, net...............................................................         527     (1,545)       (701)
                                                                                 ----------  ---------  ----------
        Net cash provided by (used in) operating activities....................      (3,656)     2,449      (4,141)
                                                                                 ----------  ---------  ----------
Cash flows from investing activities:
  Acquisition of property and equipment........................................      (3,835)    (6,611)     (5,594)
  Capitalization of software development costs.................................      --           (360)       (937)
                                                                                 ----------  ---------  ----------
        Net cash used in investing activities..................................      (3,835)    (6,971)     (6,531)
                                                                                 ----------  ---------  ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.......................................       1,234      2,232      18,343
  Proceeds from short-term bank borrowings.....................................      50,290      4,000      --
  Payment of short-term bank borrowings........................................     (45,590)    (1,500)     (3,800)
  Payments of long-term debt...................................................        (939)      (990)     (1,429)
                                                                                 ----------  ---------  ----------
        Net cash provided by financing activities..............................       4,995      3,742      13,114
                                                                                 ----------  ---------  ----------
Effect of exchange rate changes on cash........................................        (631)       (23)     --
Net increase (decrease) in cash and cash equivalents...........................      (3,127)      (803)      2,442
Cash and cash equivalents, beginning of year...................................      11,827     12,630      10,188
                                                                                 ----------  ---------  ----------
Cash and cash equivalents, end of year.........................................  $    8,700  $  11,827  $   12,630
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.....................................................................  $      445  $     210  $      172
  Income taxes.................................................................          94        105         209
Non-cash investing activities:
  Purchase of property and equipment under long-term debt obligations..........         515      1,544       1,416
  Tax benefit on exercise of stock options.....................................      --         --             750

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

                          GENUS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PRINCIPLES OF CONSOLIDATION

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

    Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets and goodwill related to those assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their

                          GENUS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) eventual disposition. If the sum of the future cash flows is less than the carrying amounts of those assets, the Company recognizes an impairment loss based on the excess of the carrying amounts over the fair values of the assets.

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

FOREIGN CURRENCY

    The Company has foreign sales and service operations. With respect to all foreign subsidiaries excluding South Korea and Japan, the functional currency is the U.S. dollar, and transaction and translation gains and losses are included in net income (loss) and have not been material in any year presented. The functional currency of the Company's South Korean subsidiary is the won, and the functional currency of the Company's Japanese subsidiary is the yen. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are reflected as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions, including intercompany transactions, are included in the results of operations.

NET INCOME (LOSS) PER SHARE

    The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the fourth quarter of 1997 and, accordingly, has restated all prior-period net income (loss) per share data presented. Pursuant to the requirements of SFAS 128, the Company has computed and presented net income (loss) per share under two methods, basic and diluted. Basic net income (loss)

                          GENUS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing income (loss) available to common shareholders, adjusted for convertible preferred dividends and after-tax interest expense on convertible debt, if any, by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

NOTE 2. INVENTORIES

    Inventories comprise the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Raw materials and parts.................................................  $  15,210  $  14,776
Work in process.........................................................      6,879      6,847
Finished goods..........................................................      6,897      4,841
                                                                          ---------  ---------
                                                                          $  28,986  $  26,464
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 3. PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and comprise the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Equipment.............................................................  $   19,510  $   16,145
Demonstration equipment...............................................      14,352      14,047
Furniture and fixtures................................................       2,645       2,631
Leasehold improvements................................................       6,631       6,900
                                                                        ----------  ----------
                                                                            43,138      39,723
Less accumulated depreciation and amortization........................     (28,833)    (24,669)
                                                                        ----------  ----------
                                                                            14,305      15,054
Construction in process...............................................         971         291
                                                                        ----------  ----------
                                                                        $   15,276  $   15,345
                                                                        ----------  ----------
                                                                        ----------  ----------

    Equipment includes $3,745 and $3,479 of assets under capital leases at December 31, 1997 and 1996, respectively. Accumulated amortization on these assets is $2,628 and $1,402 at December 31, 1997 and 1996, respectively.

                          GENUS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4. OTHER ASSETS

    Other assets comprise the following:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Goodwill.................................................................  $   3,802  $   3,802
Software development costs...............................................      1,347      1,347
                                                                           ---------  ---------
                                                                               5,149      5,149
Accumulated amortization--goodwill.......................................     (2,675)    (2,421)
Accumulated amortization--software development costs.....................       (980)      (579)
                                                                           ---------  ---------
                                                                               1,494      2,149
Other....................................................................      1,784      2,310
                                                                           ---------  ---------
                                                                           $   3,278  $   4,459
                                                                           ---------  ---------
                                                                           ---------  ---------

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

NOTE 6. ACCRUED EXPENSES

    Accrued expenses comprise the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
System installation and warranty........................................  $   3,741  $   4,884
Accrued commissions and incentives......................................      2,062      1,344
Accrued payroll and related items.......................................      1,264      1,003
Other...................................................................      3,546      3,577
                                                                          ---------  ---------
                                                                          $  10,613  $  10,808
                                                                          ---------  ---------
                                                                          ---------  ---------

                          GENUS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt comprises the following:

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1997       1996
                                                                            ---------  ---------
Capital lease obligations with interest rates ranging from 4.9-- 15.6%....  $   1,737  $   2,153
Mortgage loan payable in monthly installments through October 2000 at
  9 1/4% interest per annum and collateralized by a building..............        108        116
                                                                            ---------  ---------
                                                                                1,845      2,269
Less amounts due within one year..........................................       (874)    (1,009)
                                                                            ---------  ---------
                                                                            $     971  $   1,260
                                                                            ---------  ---------
                                                                            ---------  ---------

    The future aggregate payments of long-term debt and capital lease obligations are as follows:

1998................................................................  $     954
1999................................................................        543
2000................................................................        358
2001................................................................        110
                                                                      ---------
                                                                          1,965
Less amounts representing interest on long-term debt and capital
  lease obligations.................................................       (120)
                                                                      ---------
Principal payments and present value of minimum capital lease
  obligations.......................................................  $   1,845
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

                          GENUS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8. LEASE COMMITMENTS (CONTINUED)
    At December 31, 1997, minimum lease payments required under these operating leases are as follows:

1998...............................................................  $   1,854
1999...............................................................      1,585
2000...............................................................      1,600
2001...............................................................      1,681
2002...............................................................      1,584
Thereafter.........................................................     10,215
                                                                     ---------
                                                                     $  18,519
                                                                     ---------
                                                                     ---------

    Rent expense for 1997, 1996 and 1995 was $2,215, $2,218 and $1,251,
respectively.

                          GENUS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9. CAPITAL STOCK

NET INCOME (LOSS) PER SHARE

    A reconciliation of the numerator and denominator of basic and diluted income (loss) per share is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1997       1996       1995
                                                              ----------  ---------  ---------
Numerator-Basic:
  Net income (loss).........................................  $  (19,336) $  (9,205) $  19,282
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------
Denominator-Basic:
  Weighted average common stock outstanding.................      16,860     16,423     15,334
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------
Basic net income (loss) per share...........................  $    (1.15) $   (0.56) $    1.26
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------
Numerator-Diluted:
  Net income (loss).........................................  $  (19,336) $  (9,205) $  19,282
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------
Denominator-Diluted:
  Weighted average common stock outstanding.................      16,860     16,423     15,334
  Effect of dilutive securities:
    Stock options...........................................      --         --            729
                                                              ----------  ---------  ---------
                                                                  16,860     16,423     16,063
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------
Diluted net income (loss) per share.........................  $    (1.15) $   (0.56) $    1.20
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

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

STOCK OPTION PLAN

    The Company has a 1991 Incentive Stock Option Plan (the "Plan") under which the Board of Directors may issue incentive and nonstatutory stock options. The Plan expires ten years after adoption and the Board of Directors has the authority to determine to whom options will be granted, the number of

                          GENUS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9. CAPITAL STOCK (CONTINUED)
shares, the term and exercise price. The options are exercisable at times and increments as specified by the Board of Directors, and expire five years from date of grant. These options generally vest over a three-year period. At December 31, 1997, the Company had reserved 3,503,006 shares of common stock for issuance under the Plan. A total of 785,340 shares remained available for future grants at December 31, 1997. At December 31, 1995, 351,866 options were exercisable at a weighted average exercise price of $3.28. At December 31, 1996, 492,729 options were exercisable at a weighted average exercise price of $5.56. At December 31, 1997, 789,670 options were exercisable at a weighted average exercise price of $6.50.

    Activity under the Plan is set forth in the table below:

                                                                                                            WEIGHTED
                                                                                OUTSTANDING                  AVERAGE
                                                                   SHARES      OPTIONS PRICE                EXERCISE
                                                                 (IN 000'S)      PER SHARE        TOTAL       PRICE
                                                                 -----------  ----------------  ---------  -----------
Balance, January 1, 1995.......................................       1,279   $  1.25 to $6.88  $   3,682   $    2.88
  Granted......................................................       1,277      7.75 to 15.63     12,084        9.46
  Exercised....................................................        (542)     1.25 to  6.88     (1,161)       2.14
  Terminated...................................................        (428)     1.25 to 15.63     (4,658)      10.88
                                                                      -----   ----------------  ---------       -----
Balance, December 31, 1995.....................................       1,586      1.75 to 15.63      9,947        6.27
  Granted......................................................       1,027      5.94 to  8.38      6,705        6.53
  Exercised....................................................        (310)     1.75 to  8.63     (1,125)       3.63
  Terminated...................................................        (213)     2.75 to 15.63     (1,776)       8.34
                                                                      -----   ----------------  ---------       -----
Balance, December 31, 1996.....................................       2,090      1.75 to  8.63     13,751        6.58
  Granted......................................................         537      3.88 to  6.94      2,707        5.04
  Exercised....................................................        (124)     1.75 to  6.13       (364)       2.94
  Terminated...................................................        (652)     2.25 to  8.63     (4,473)       6.86
                                                                      -----   ----------------  ---------       -----
Balance, December 31, 1997.....................................       1,851   $  2.25 to $8.63  $  11,621        6.28
                                                                      -----   ----------------  ---------       -----
                                                                      -----   ----------------  ---------       -----

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

                          GENUS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9. CAPITAL STOCK (CONTINUED)
    The fair value of these options was estimated at the date of grant using a Black-Scholes single option pricing model with the following weighted average assumptions for 1997, 1996 and 1995:

                                                              1997        1996        1995
                                                           ----------  ----------  ----------
Risk free interest rates.................................      6.220%      6.070%      6.320%
Expected life............................................   3.5 years   3.5 years   3.5 years
Expected volatility......................................       77.7%       77.7%       77.7%
Expected dividend yield..................................         --%         --%         --%

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

                                                              1997        1996        1995
                                                           ----------  ----------  ----------
Risk free interest rates.................................      5.630%      5.340%      6.250%
Expected life............................................   0.5 years   0.5 years   0.5 years
Expected volatility......................................       77.7%       77.7%       77.7%
Expected dividend yield..................................         --%         --%         --%

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

    Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been the pro forma amounts indicated below:

                                                              1997         1996        1995
                                                           -----------  -----------  ---------
Pro forma net income (loss)..............................  $   (21,537) $   (12,053) $  17,858
Pro forma net income (loss) per share--basic.............  $     (1.28) $     (0.73) $    1.16
Pro forma net income (loss) per share--diluted...........  $     (1.28) $     (0.73) $    1.13

    The above pro forma effects on net income (loss) may not be representative of the effects on future results as options granted typically vest over several years and additional option grants are expected to be made in future years.

                          GENUS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9. CAPITAL STOCK (CONTINUED)
    The options outstanding and currently exercisable by exercise price under the option plan at December 31, 1997 are as follows:

                                 OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                -----------------------------------------------------  ----------------------------------
   RANGE OF        NUMBER       WEIGHTED AVERAGE                           NUMBER
   EXERCISE      OUTSTANDING        REMAINING       WEIGHTED AVERAGE     OUTSTANDING    WEIGHTED AVERAGE
    PRICES       (IN 000'S)     CONTRACTUAL LIFE     EXERCISE PRICE      (IN 000'S)      EXERCISE PRICE
--------------  -------------  -------------------  -----------------  ---------------  -----------------
 $2.25-$5.25            538              3.12           $    4.24               192         $    3.66
 $5.56-$6.13            580              3.67                6.01               202              5.99
 $6.38-$8.38            486              2.93                7.70               229              7.77
 $8.63-$8.63            247              2.95                8.55               167              8.63
                      -----                                                     ---
 $2.25-$8.63          1,851              3.22           $    6.28               790         $    6.50
                      -----                                                     ---
                      -----                                                     ---

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

                          GENUS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

NOTE 11. SPECIAL CHARGE

    During 1996, the Company incurred special charges of $5,890 relating to $860 in payroll costs associated with two reductions in workforce, $3,332 in inventory write-downs, $1,253 in demonstration equipment write-downs, and $445 in capitalized software and other write-downs.

NOTE 12. OTHER INCOME (EXPENSE), NET

    Other income (expense), net, comprises the following:

                                                                    YEARS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Interest income................................................  $     156  $     334  $     790
Interest expense...............................................       (445)      (210)      (172)
Loss on disposal of leasehold improvements.....................     --         --           (261)
Foreign exchange...............................................     (1,107)    --         --
Other, net.....................................................         33        (71)       (30)
                                                                 ---------  ---------  ---------
                                                                 $  (1,363) $      53  $     327
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

NOTE 13. INCOME TAXES

    Income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                                                1997       1996        1995
                                                              ---------  ---------  ----------
Federal:
  Current...................................................  $  --      $  --      $      431
  Deferred..................................................     14,004     (2,343) $  (11,036)
                                                              ---------  ---------  ----------
                                                                 14,004     (2,343)    (10,605)
                                                              ---------  ---------  ----------
State:
  Current...................................................     --         --             150
  Deferred..................................................        840       (191)       (524)
                                                              ---------  ---------  ----------
                                                                    840       (191)       (374)
                                                              ---------  ---------  ----------
Foreign:
  Current...................................................     --            334      --
                                                              ---------  ---------  ----------
                                                              $  14,844  $  (2,200) $  (10,979)
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

                          GENUS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13. INCOME TAXES (CONTINUED)

    The Company's effective tax rate for the years ended December 31, 1997, 1996 and 1995 differs from the U.S. federal statutory income tax rate as follows:

                                                                         1997         1996        1995
                                                                         -----        -----     ---------
Federal income tax at statutory rate................................         (34)%        (35)%        34%
Change in valuation allowance.......................................         372           13        (173)
Alternative minimum tax.............................................      --           --               5
State income taxes..................................................      --           --               2
Foreign income taxes................................................      --                3      --
Other...............................................................          (8)      --          --
                                                                                           --
                                                                             ---                      ---
                                                                             330%         (19)%      (132)%
                                                                                           --
                                                                                           --
                                                                             ---                      ---
                                                                             ---                      ---

    The components of the net deferred tax asset comprise the following:

                                                                            1997       1996
                                                                          ---------  ---------
Deferred tax assets (liabilities):
  Net operating loss carryforwards......................................  $  13,097  $   9,447
  Tax credit carryforward...............................................      1,867      1,288
  Inventory, accounts receivable and other reserves.....................        401      1,835
  Non-deductible accrued expenses.......................................      1,152      1,264
  Other reserves........................................................     --          1,245
  Depreciation and amortization.........................................        215       (235)
  Valuation allowance...................................................    (16,732)    --
                                                                          ---------  ---------
Net deferred tax assets.................................................  $  --      $  14,844
                                                                          ---------  ---------
                                                                          ---------  ---------

    Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns.

    At December 31, 1997, the Company had the following income tax carryforwards available:

                                                                                EXPIRATION
                                                               TAX REPORTING       DATES
                                                               -------------  ---------------
U.S. regular tax operating losses............................    $  36,700        2005-2012
U.S. business tax credits....................................    $   1,867        2002-2009
State net operating losses...................................    $  11,800        1998-2003

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

                          GENUS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

EXPORT SALES

    Export sales (principally from sales to customers in the Far East and Europe) for 1997, 1996 and 1995 represented 74%, 84% and 88% of net sales, respectively.

DOMESTIC AND FOREIGN OPERATIONS

    Substantially all of the Company's operations were located domestically in 1995. Revenues, income (loss) from operations, and identifiable assets for the Company's foreign and domestic operations for 1997 and 1996 are as follows:

                                                                                     1997        1996
                                                                                   ---------  ----------
Sales to unaffiliated customers:
  Domestic operations............................................................  $  73,182  $   80,827
  Foreign operations.............................................................     11,104       1,682
                                                                                   ---------  ----------
                                                                                   $  84,286  $   82,509
                                                                                   ---------  ----------
                                                                                   ---------  ----------
Sales between geographic areas:
  Domestic operations............................................................  $   5,864  $      848
  Foreign operations.............................................................      1,269       2,837
  Eliminations and other.........................................................     (7,133)     (3,685)
                                                                                   ---------  ----------
                                                                                   $  --      $   --
                                                                                   ---------  ----------
                                                                                   ---------  ----------
Income (loss) from operations:
  Domestic operations............................................................  $  (4,897) $  (12,631)
  Foreign operations.............................................................      1,464       1,152
  Eliminations and other.........................................................        304          21
                                                                                   ---------  ----------
                                                                                   $  (3,129) $  (11,458)
                                                                                   ---------  ----------
                                                                                   ---------  ----------
Identifiable assets:
  Domestic operations............................................................  $  75,975  $   87,932
  Foreign operations.............................................................      4,363       2,370
  Eliminations and other.........................................................     (3,600)     (1,170)
                                                                                   ---------  ----------
                                                                                   $  76,738  $   89,132
                                                                                   ---------  ----------
                                                                                   ---------  ----------

                          GENUS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14. SEGMENT INFORMATION (CONTINUED)
MAJOR CUSTOMERS

    In 1997, two customers, Samsung Electronics Company, Ltd. and Innotech Corporation, accounted for 47% and 17%, respectively, of net sales, and in 1996, these same two customers accounted for 53% and 18%, respectively, of net sales. In 1995, Samsung Electronics Company, Ltd. accounted for 63% of net sales.

NOTE 15. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                                1997 QUARTERS ENDED
                                                                ---------------------------------------------------
                                                                 MARCH 31     JUNE 30   SEPTEMBER 30  *DECEMBER 31
                                                                -----------  ---------  ------------  -------------
Net sales.....................................................   $  19,681   $  19,351   $   24,375    $    20,879
Gross profit..................................................       7,368       7,811        8,351          5,994
Net income (loss).............................................         181         296          512        (20,325)
Net income (loss) per share-basic and diluted.................        0.01        0.02         0.03          (1.20)

                                                                                1996 QUARTERS ENDED
                                                                 --------------------------------------------------
                                                                  MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
                                                                 -----------  ---------  ------------  ------------
Net sales......................................................   $  26,360   $  25,095   $   13,892    $   17,162
Gross profit...................................................       9,438       9,176        3,399         4,959
Net income (loss)..............................................         593         645     **(8,105)     **(2,338)
Net income (loss) per share--basic and diluted.................        0.04        0.04        (0.49)        (0.14)

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

    ** During the third and fourth quarters of 1996, the Company recognized special charges aggregating $5,890 (see Note 11).

NOTE 16. SUBSEQUENT EVENTS

    On January 28, 1998 the Board of Directors offered employees the opportunity to reprice outstanding stock options as of February 9, 1998. The repriced options, both vested and unvested, are precluded from exercise for a period of one year from the repricing date. Approximately 1,544,750 options with original exercise prices ranging from $3.88 to $8.63 were repriced at $3.03, the fair market value as of February 9, 1998.

                          GENUS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16. SUBSEQUENT EVENTS (CONTINUED)
    On February 12, 1998 the Company completed a private equity placement of $5,000 of convertible preferred stock to a group of institutional investors. Upon fulfillment of certain specified conditions, these same investors have also committed to provide additional financing of up to $5,000.

NOTE 17.ASSET SALE AGREEMENT (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT ACCOUNTANTS' REPORT

    In April 1998, the Company entered into an agreement with Varian Associates, Inc. to sell selected assets and transfer selected liabilities related to the MeV ion implantation equipment product line for approximately $25 million plus additional payments if certain revenue targets are achieved ("Asset Sale"). The completion of the Asset Sale is subject to approval by the Company's shareholders as well as to expiration of the applicable waiting periods under federal Hart-Scott-Rodino premerger notification requirements. As a result of the Asset Sale, the Company will no longer engage in the ion implant business and will refocus its efforts on thin film deposition. The Company will use the net proceeds of the Asset Sale for repayment of certain outstanding indebtedness as well as for working capital and general corporate purposes, including investment in research and development of thin film products. In connection with the Asset Sale and the refocusing of the Company's business on thin film products, the Company anticipates that it will significantly reduce the workforce at its Sunnyvale, California location. In addition, James Healy will resign as President and Chief Executive Officer of the Company and William W.R. Elder, the Company's Chairman, will return to a full-time role as President and Chief Executive Officer.

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

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
January 26, 1998, except for Notes 1, 5 and 16, as to which the date is March 2, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages at March 31, 1998, are as follows:

NAME                                       AGE                                    POSITION
-------------------------------------      ---      ---------------------------------------------------------------------
William W.R. Elder...................          59   Chairman of the Board

James T. Healy.......................          57   President, Chief Executive Officer and Director

Mary F. Bobel........................          48   Executive Vice President, Chief Financial Officer

John E. Aldeborgh....................          41   Executive Vice President, Chief Customer Satisfaction Officer

Frederick E. Heslet, Ed.D............          58   Executive Vice President, Chief Quality Officer

Thomas E. Seidel, Ph.D...............          62   Executive Vice President, Chief Technical Officer

James McEleney.......................          40   Vice President, General Manager, Ion Technology Products

Mario M. Rosati......................          51   Secretary and Director

Todd S. Myhre........................          52   Director

Stephen F. Fisher....................          44   Director

G. Frederick Forsyth.................          52   Director

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

    Mr. Aldeborgh joined the Company in June 1989 and serves as the Executive Vice President and Chief Customer Satisfaction Officer. From January 1997 to September 1997, Mr. Aldeborgh served as Executive Vice President and Chief Operating Officer. From January 1993 to January 1997, he was Vice President and General Manager, Ion Technology Products of the Company. From June 1989 to January 1993, he was the Director of Operations of the Ion Technology Products. From May 1983 to May 1989,

Mr. Aldeborgh was with LTX Corporation, a manufacturer of semiconductor test equipment, in various management positions, most recently as Director of Manufacturing for the Linear Manufacturing Division.

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

    Mr. McEleney joined the Company in April 1996 as Vice President, Marketing of Ion Technology Products and was promoted to Vice President and General Manager of Ion Technology Products in March 1998. From January 1995 to April 1996, Mr. McEleney was the Director, Sales & Marketing for Thermedics Detection, Inc., a manufacturer of precision analytical instruments. From December 1984 to January 1995, Mr. McEleney held various sales and marketing positions for Teradyne, Inc., a manufacturer of automatic test equipment.

    Mr. Rosati has been Secretary of the Company since May 1996 and a director of the Company since the Company's inception in November 1981. From July 1995 to April 1996, Mr. Rosati was the Assistant Secretary of the Company. He is also a director of CATS Software Inc., a supplier of client/server software products for financial risk management; Meridian Data, Inc., a developer of compact disc-read only memory (CD-ROM) and compact disc-recordable (CD-R) systems and related software for both networks and personal computers; Ross Systems, Inc., a supplier of enterprise-wide business systems and related services to companies installing open systems/client server software products; and Sanmina Corporation, an electronics manufacturer of multilayered printed circuit boards, backplane assemblies, subassemblies, and printed circuit board assemblies. He is a member of Wilson Sonsini Goodrich & Rosati, P.C., general counsel to the Company.

    Mr. Myhre has served as a director of the Company since January 1994. Since April 1998, he has served as President and Chief Executive Officer of GameTech International, an electronic gaming manufacturer. From February 1996 to October 1996, Mr. Myhre was an international business consultant. From September 1995 to January 1996, he served as President and Chief Executive Officer of GameTech International. From January 1993 to August 1993, from August 1993 to December 1993 and from January 1994 to August 1995, Mr. Myhre served as Vice President and Chief Financial Officer of the Company, as Executive Vice President and Chief Operating Officer of the Company and as President and a director of the Company, respectively. Mr. Myhre is currently a business consultant.

    Mr. Fisher has served as a director of the Company since April 1995, when he was elected pursuant to the terms of the Stock Purchase Agreement to serve as a representative of Bachow Group. He has been the Managing Director of Bachow & Associates, Inc., an investment firm, since June 1993. For more than five years prior to joining Bachow & Associates, Inc., he served in numerous executive capacities with Westinghouse Broadcasting Company, Inc., a media and communications company, most recently as Executive Vice President.

    Mr. Forsyth has been a director of the Company since February 12, 1996. Since August 25, 1997, Mr. Forsyth has served as President, Professional Products Division of Iomega, Inc. From June 1989 to February 1997, Mr. Forsyth was associated with Apple Computer, Inc., a personal computer manufacturer, in various senior management positions, most recently as Senior Vice President and General Manager, Macintosh Product Group.

SECTION 16(a) REPORTS

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file certain reports regarding ownership of, and transactions in, the Company's Securities with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1997, its executive officers, directors and ten percent shareholders filed all required Section 16(a) reports on a timely basis with the following exceptions: John Aldeborgh filed a Form 5 disclosing one transaction that should have been reported earlier on a Form 4; and Thomas Seidel filed a Form 5 disclosing two transactions that should have been reported earlier on Forms 4.

ITEM 11. EXECUTIVE COMPENSATION

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

    The following table discloses compensation received by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the three fiscal years ended December 31, 1997:

                                                                                                LONG-TERM
                                                                                         COMPENSATION AWARDS(2)
                                                         ANNUAL COMPENSATION          -----------------------------
                                                   --------------------------------   OPTIONS/       ALL OTHER
NAME AND PRINCIPAL POSITION                        YEAR     SALARY($)   BONUS($)(1)   SARS(#)    COMPENSATION($)(3)
-------------------------------------------------  ----     ---------   -----------   --------   ------------------
William W.R. Elder ..............................  1997       305,000      --           50,000         43,890
  Chairman of the Board                            1996       304,167     42,750       100,000          2,947
                                                   1995       282,917                                  18,422

James T. Healy ..................................  1997       300,000     90,000         --            11,500
  President and Chief Executive Officer            1996(4)     87,500      --          250,000        --

Mary F. Bobel ...................................  1997(5)    137,500     16,500        75,000          6,539
  Executive Vice President and Chief Financial
  Officer

John E. Aldeborgh ...............................  1997       206,845     20,976        30,000          8,716
  Executive Vice President, Chief Customer         1996       182,390      --           50,000        --
  Satisfaction Officer                             1995       152,096     30,000        62,500          9,816

Thomas E. Seidel ................................  1997       209,200     21,000         5,000          8,692
  Executive Vice President and Chief Technical     1996(4)    183,333      --          125,000            948
  Officer

------------------------

(1) Except as otherwise noted, all bonuses were earned by the named officer in the fiscal year indicated and paid to the named officer in early 1998 pursuant to the Company's Management Incentive Plan.

(2) The Company did not make any awards of restricted stock or make any payments under long-term incentive plans during the periods covered in the table.

(3) Represents amounts contributed to the Company's 401(k) plan on behalf of the officer by the Company and automobile allowances. Premiums in the amount of $2,947 and $3,540 were also paid by the Company on behalf of Mr. Elder for a term life insurance policy (the proceeds of which are payable to his named beneficiaries) in fiscal 1996 and fiscal 1997, respectively.

(4) Mr. Healy and Mr. Seidel were not employed by the Company prior to fiscal 1996. Mr. Healy joined the Company in September 1996. Mr. Seidel joined the Company in January 1996.

(5) Ms. Bobel was not employed by the Company prior to fiscal 1997. Ms. Bobel joined the Company in March 1997.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

    The following table provides information on option grants made in fiscal 1997 to the Named Executive Officers:

                                                                                                  POTENTIAL
                                                         INDIVIDUAL GRANTS                    REALIZABLE VALUE
                                         --------------------------------------------------   AT ASSUMED ANNUAL
                                                       % OF TOTAL                              RATES OF STOCK
                                                       OPTION/SARS                                  PRICE
                                                       GRANTED TO    EXERCISE                 APPRECIATION FOR
                                                        EMPLOYEES     OR BASE                  OPTION TERM(3)
                                         OPTION/SARS    IN FISCAL    PRICE PER   EXPIRATION   -----------------
NAME                                     GRANTED(1)      YEAR(2)       SHARE        DATE        5%       10%
---------------------------------------  -----------   -----------   ---------   ----------   -------  --------
William W.R. Elder.....................     --           --            --          --           --        --
James T. Healy.........................     --           --            --          --           --        --
Mary F. Bobel..........................    75,000          14          3.87         2002      $80,191  $177,201
John E. Aldeborgh......................    30,000           6          5.25         2002       43,514    96,155
Thomas E. Seidel.......................     5,000           1          5.25         2002        7,252    16,026

------------------------

(1) The indicated options were granted at various dates in 1997, vest at the rate of 1/3 per year and become fully exercisable at various dates in 2000.

(2) The Company granted options to purchase 537,000 shares to employees in fiscal 1997.

(3) Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (5 years) at the annual rate specified (5% and 10%).

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
  OPTION/SAR VALUES

    The following table provides information on option/SAR exercises in fiscal 1997 by the Named Executive Officers and the value of such officers' unexercised options/SARs at December 31, 1997. Options were exercised by Named Executive Officers during fiscal 1997.

                                                                                        VALUE OF UNEXERCISED
                                                         NUMBER OF UNEXERCISED              IN-THE-MONEY
                              SHARES                    OPTION/SARS AT 12/31/97     OPTION/SARS AT 12/31/97(2):
                            ACQUIRED ON     VALUE     ----------------------------  ----------------------------
NAME                         EXERCISE    REALIZED(1)  (EXERCISABLE) (UNEXERCISABLE) (EXERCISABLE) (UNEXERCISABLE)
--------------------------  -----------  -----------  ------------  --------------  ------------  --------------
William W.R. Elder........      20,000       61,260        99,999         50,001         --             --
James T. Healy............                                833,325        166,675         --             --
Mary F. Bobel.............                                 25,000         50,000         --             --
John E. Aldeborgh.........                                 58,311         61,670         --             --
Thomas E. Seidel..........                                 68,327         61,673         --             --

------------------------

(1) Fair market value of the Company's Common Stock on the date of exercise minus the exercise price.

(2) Market value of underlying securities based on the closing price of Company's Common Stock on December 31, 1997, on NASDAQ of $3.334, less the exercise price.

    The Company has not established any long-term incentive plans or defined benefit or actuarial plans covering any of the Named Executive Officers.

PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

1.  Financial Statements.

    Consolidated Balance Sheets--December 31, 1997 and 1996 Consolidated Statements of Operations--Years Ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Shareholders' Equity--Years Ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Cash Flows--Years Ended December 31, 1997, 1996 and 1995

    Notes to Consolidated Financial Statements

    Report of Independent Accountants

2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Genus, Inc. for the years ended December 31, 1997, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Genus, Inc.

                                                                                         PAGE
                                                                                         -----
           Report of Independent Accountants........................................          49
II--       Valuation and Qualifying Accounts........................................          50

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

4. REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Genus, Inc.

    Our report on the consolidated financial statements of Genus, Inc. is included on page 39 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
January 26, 1998

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
  ARRANGEMENTS

CHANGE OF CONTROL SEVERANCE AGREEMENTS

    Certain executive officers and key employees have severance agreements with the Company that provide severance benefits in the event that the executive or employee's employment with the Company is "Involuntarily Terminated" or otherwise terminated without "Cause" within a specified period of time (either six months or one year) following a "Change of Control." The severance benefits include a cash payment of a specified percentage (either 600% or 1200%) of the executive's or employee's monthly base pay. The severance agreements define "Cause" to include an act of dishonesty intended to result in substantial gain or personal enrichment; conviction of an illegal act with respect to his or her employment by the Company; and willful violations of the executive's or key employee's obligations to the Company. The severance agreements define "Involuntary Termination" as a reduction in base compensation; a relocation of the executive or key employee to a location more than 50 miles from the executive or key employee's present location; a material reduction in benefits or a material increase in the executive's or employee's cost of benefits; significant reduction of the executive's or key employee's duties or responsibilities; or the failure or refusal of a successor company to assume the Company's obligations under the severance agreements. The severance agreements define "Change of Control" to mean the occurrence of any of the following events: (i) any person becomes the beneficial owner of securities of the Company representing 50% or more of the total voting power represented by the Company's then outstanding voting securities; or (ii) an change in the composition of the Board of Directors occurring within a two-year period, as a result of which fewer than a majority of the directors are incumbent directors; or (iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company's assets. The immediate applicability of the change of control severance benefits to any specific executive officer or key employee is unknown at this time.

TERMINATION OF EMPLOYMENT AGREEMENT

    On April 20, 1998, the Company entered into a Settlement Agreement and Mutual Release with James T. Healy (the "Healy Agreement") in connection with Mr. Healy's planned resignation from the positions of President and Chief Executive Officer of the Company effective as of April 30, 1998. Pursuant to the Healy Agreement, the Company will continue to pay Mr. Healy $25,000 per month, less applicable withholding, for nine months from the date of his resignation. Mr. Healy will not be entitled to the accrual or continuation of any employee benefits, including but not limited to, vacation benefits and bonuses. The exercise of any stock options will continue to be subject to the terms and conditions of the Company's Stock Option Plan and the applicable Stock Option Agreement between Mr. Healy and the Company.

TRANSITION AGREEMENT

    On April 30, 1996, the Company entered into a Management Transition Agreement with William W.R. Elder (the "Elder Agreement"). The Elder Agreement provides for the cessation of Mr. Elder's services to the Company in his capacity as Chief Executive Officer, the continuation of his role as Chairman of the Board and the commencement of his role as an employee of the Company until December 31, 1997 and as a consultant to the Company until December 31, 1999. The terms of the Elder Agreement provide for Mr. Elder to continue to receive his salary as in effect on April 30, 1996 until December 31, 1997 and $100,000 per year for the period of January 1, 1998 to December 31, 1999, provided Mr. Elder does not cease to be an employee of or consultant to the Company prior to such dates. In addition, the Elder Agreement provides that Mr. Elder will receive all of the employee benefits that he received as of April 30,

1996 so long as he is an employee of the Company, and will receive only health benefits and an automobile allowance so long as he is a consultant to the Company. Mr. Elder's options to purchase Common Stock of the Company will be governed by the provisions of the applicable option agreements between Mr. Elder and the Company, and the vesting, post-termination exercisability and other provisions of such options shall not be affected by the Elder Agreement.

    Following the planned resignation of Mr. Healy, Mr. Elder will resume the position of President and Chief Executive Officer and continue as Chairman of the Board.

DIRECTOR COMPENSATION

    The Company currently pays to its directors who are not employees a fee of $1,000 per meeting and $500 per telephonic meeting. In addition, the Company pays non-employee members of the board an annual fee of $10,000. The Company also reimburses directors for reasonable expenses incurred in attending meetings. Under the Company's 1991 Option Plan, each of the non-employee directors receives an automatic grant of an option to purchase 5,000 shares of Common Stock on the date of his or her appointment or election to the Board and, for so long as he or she continues to serve as a director, an automatic grant of an option to purchase 5,000 shares of Common Stock on February 7 of each year.

BOARD MEETINGS AND COMMITTEES

    The Board of Directors of the Company held a total of 7 meetings during the year ended December 31, 1997. The Board of Directors has an Audit Committee and a Compensation Committee. It does not have a nominating committee or a committee performing the functions of a nominating committee.

    During the year ended December 31, 1997, the Audit Committee of the Board of Directors consisted of directors Fisher, Forsyth and Rosati and held one meeting. As of March 31, 1998 the Audit Committee consisted of directors Forsyth, Myhre and Rosati. The Audit Committee recommends engagement of the Company's independent accountants and is primarily responsible for approving the services performed by the Company's independent accountants and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

    During the year ended December 31, 1997, the Compensation Committee of the Board of Directors consisted of directors Fisher, Forsyth and Rosati and held three meetings. As of March 31, 1998 the Compensation Committee consisted of directors Forsyth, Myhre and Rosati. The Compensation Committee makes recommendations to the Board of Directors regarding the Company's executive compensation policy. See "Compensation Committee Report on Executive Compensation."

    No director serving in the year ended December 31, 1997, attended fewer than 75% of the aggregate number of meetings of the Board of Directors and meetings of the committees of the Board on which he or she serves.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    In 1997, the Company paid legal fees and expenses to Wilson Sonsini Goodrich & Rosati, Professional Corporation, general counsel to the Company. Mario M. Rosati, a director and Secretary of the Company, is a member of the firm of Wilson Sonsini Goodrich & Rosati.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of March 31, 1998, by (i) each of the Company's directors, (ii) each Named Executive Officer,
(iii) all directors and executive officers of the Company as a group and

(iv) each person known by the Company to beneficially own more than 5% of the Company's Common Stock:

                                                                                            NUMBER OF    PERCENT OF
NAME OF BENEFICIAL OWNER                                                                    SHARES(1)     CLASS(2)
------------------------------------------------------------------------------------------  ----------  -------------
The Parnassus Fund........................................................................   1,150,000         6.71%
  244 California Street, Ste. 400
  San Francisco, CA 94111

Anthony T. Winn...........................................................................   1,000,000         5.84%
  c/o Herbert H. Davis III, Esq.
  1200 17th Street Suite 3000
  Denver, CO 80202

Bachow Investment Partners III, L.P.(3)...................................................     997,876         5.83%
  3 Bala Plaza East, Suite 502
  Bala Cynwyd, PA 19004

Dimensional Fund Advisors.................................................................     868,400         5.07%
  1299 Ocean Ave.
  11th Floor
  Santa Monica, CA

William W.R. Elder(4).....................................................................     230,599         1.35%

James T. Healy............................................................................       5,000        *

Paul S. Bachow Co-Investment Fund, L.P.(5)................................................     138,671        *
  3 Bala Plaza East, Suite 502
  Bala Cynwyd, PA 19004

Paul S. Bachow(6).........................................................................      63,392        *
  3 Bala Plaza East, Suite 502
  Bala Cynwyd, PA 19004

Mary F. Bobel(7)..........................................................................      27,032        *

Mario M. Rosati(8)........................................................................      11,500        *

Thomas E. Seidel..........................................................................       3,841        *

John E. Aldeborgh.........................................................................       2,593        *

Stephen F. Fisher(9)......................................................................           0        *

G. Frederick Forsyth......................................................................           0        *

Todd S. Myhre.............................................................................           0        *

All directors and executive officers as a group (11 persons)(10)..........................   1,485,076         8.67%

------------------------

 *  Less than 1%.

(1) Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Applicable percentage ownership is based on 17,129,260 shares of Common Stock outstanding as of March 31, 1998 together with applicable options for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Shares of Common Stock subject to the options currently exercisable, or exercisable within 60 days after March 31, 1998, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) Does not include 138,671 shares held by Paul S. Bachow Co-Investment Fund, L.P. and 63,392 shares held by Paul S. Bachow, as to which Bachow Investment Partners III, L.P. disclaims beneficial ownership.

(4) Consists of 230,599 shares held in William R. Elder and Gloria S. Elder Family Trust.

(5) Does not include 977,876 shares held by Bachow Investment Partners III, L.P. and 63,392 shares held by Paul S. Bachow, as to which Paul S. Bachow Co-Investment Fund, L.P. disclaims beneficial ownership.

(6) Does not include 977,876 shares held by Bachow Investment Partners III, L.P. and 138,671 shares held by Paul S. Bachow Co-Investment Fund, L.P., as to which Paul S. Bachow disclaims beneficial ownership.

(7) Consists of 2,032 shares of Common Stock and options to purchase 25,000 shares of Common Stock exercisable within 60 days of March 31, 1998.

(8) Consists of 2,500 shares held by Mr. Rosati, 9,000 shares held by WS Investments 92A and options to purchase 5,000 shares of Common Stock exercisable within 60 days of March 31, 1998. Mr. Rosati is a general partner of WS Investments 92A and disclaims beneficial ownership of the shares held by such entity except to the extent of his proportionate partnership interest therein.

(9) On April 3, 1995, pursuant to the terms of a Stock Purchase Agreement dated February 10, 1995 (the "Stock Purchase Agreement") by and among the Company and Bachow Investment Partners III, L.P., Paul S. Bachow Co-Investment Fund, L.P. and Paul S. Bachow, (collectively the "Bachow Group"), Mr. Fisher was elected as a representative of the Bachow Group to fill an existing vacancy on the Company's Board of Directors. This figure does not include the 1,179,939 shares held by the Bachow Group, as to which shares Mr. Fisher has neither voting nor investment power.

(10) Includes options to purchase 25,000 shares of Common Stock exercisable within 60 days of March 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Refer to "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" above.

                                                                     SCHEDULE II

                                  GENUS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                               BALANCE AT    CHARGED TO
                                                              BEGINNING OF    COSTS AND                 BALANCE AT
DESCRIPTION                                                      PERIOD       EXPENSES    DEDUCTIONS   END OF PERIOD
------------------------------------------------------------  -------------  -----------  -----------  -------------
COLUMN A                                                        COLUMN B      COLUMN C     COLUMN D      COLUMN E
------------------------------------------------------------  -------------  -----------  -----------  -------------
1995
Allowance for doubtful accounts.............................    $     250     $  --        $  --         $     250
Inventory reserves..........................................        2,665           995          389         3,271
Product warranty and installation accruals..................        2,394         3,640        1,716         4,318

1996
Allowance for doubtful accounts.............................          250        --           --               250
Inventory reserves..........................................        3,271         4,603        1,338         6,536
Product warranty and installation accruals..................        4,318         4,022        3,456         4,884

1997
Allowance for doubtful accounts.............................          250         4,589        3,742         1,097
Inventory reserves..........................................        6,536           910        2,040         5,406
Product warranty and installation accruals..................        4,884         3,620        4,754         3,750

                                  GENUS, INC.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                             DESCRIPTION
---------  --------------------------------------------------------------------------------------------
 2.1       Asset Purchase Agreement, dated April 15, 1998, by and between Varian Associates, Inc. and
           Registrant and exhibits thereto (15)
 3.1       Amended and Restated Articles of Incorporation of Registrant as filed June 6, 1997 (11)
 3.2       By-laws of Registrant, as amended (2)
 4.1       Common Shares Rights Agreement, dated as of April 27, 1990, between Registrant and Bank of
           America, N.T. and S.A., as Rights Agent (4)
 4.2       Convertible Preferred Stock Purchase Agreement, dated February 2, 1998, among the Registrant and the Investors (14)
 4.3       Registration Rights Agreement, dated February 2, 1998, among the Registrant and the
           Investors (14)
 4.4       Certificate of Determination (14)
10.1       Lease, dated December 6, 1985, for Registrant's facilities at 4 Mulliken Way, Newburyport,
           Massachusetts, and amendment and extension of lease, dated March 17, 1987 (1)
10.2       Assignment of Lease, dated April 1986, for Registrant's facilities at Unit 11A, Melbourn
           Science Park, Melbourn, Hertz, England (1)
10.3       Registrant's 1989 Employee Stock Purchase Plan, as amended (5)
10.4       Registrant's 1991 Incentive Stock Option Plan, as amended (10)
10.5       International Distributor Agreement, dated November 23, 1987, between General Ionex
           Corporation and Innotech Corporation (1)
10.6       Distributor/Representative Agreement, dated August 1, 1984, between Registrant and Aju Exim
           (formerly Spirox Holding Co./You One Co. Ltd.) (1)
10.7       Exclusive Sales and Service Representative Agreement, dated October 1, 1989, between
           Registrant and AVBA Engineering Ltd. (3)
10.8       Exclusive Sales and Service Representative Agreement, dated as of April 1, 1990, between
           Registrant and Indosale PVT Ltd. (3)
10.9       License Agreement, dated November 23, 1987, between Registrant and Eaton Corporation (1)
10.10      Exclusive Sales and Service Representative Agreement, dated May 1, 1989, between Registrant and Spirox Taiwan, Ltd. (2)
10.11      Lease, dated April 7, 1992, between Registrant and The John A. and Susan R. Sobrato 1979
           Revocable Trust for property at 1139 Karlstad Drive, Sunnyvale, California (6)
10.12      Asset Purchase Agreement, dated May 28, 1992, by and between the Registrant and Advantage
           Production Technology, Inc. (7)
10.13      License and Distribution Agreement, dated September 8, 1992, between the Registrant and
           Sumitomo Mutual Industries, Ltd. (8)
10.14      Lease Agreement, dated October 1995, for Registrant's facilities at Lot 62, Four Stanley
           Tucker Drive, Newburyport, Massachusetts (9)
10.15      International Distributor Agreement, dated July 18, 1997, between Registrant and Macrotron
           Systems GmbH (12)

 EXHIBIT
   NO.                                             DESCRIPTION
---------  --------------------------------------------------------------------------------------------
10.16      Credit Agreement, dated August 18, 1997, between Registrant and Sumitomo Bank of California
           (12)
10.17      Settlement Agreement and Mutual Release, dated April 20, 1998, between Registrant and James
           T. Healy
10.18      Form of Change of Control Severance Agreement
21.1       Subsidiaries of Registrant
23.1       Consent of Independent Accountants
27.1       Financial Data Schedule
27.2       Financial Data Schedule (Restated Fiscal Year Ends 1995, 1996 and Quarters 1, 2, 3 of 1996)
27.3       Financial Data Schedule (Restated Quarters 1, 2, 3 of 1997)

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

 (15) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated April 15, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 28th day of April 1998.

                                GENUS, INC.

                                By:              /s/ MARY F. BOBEL
                                     -----------------------------------------
                                                   Mary F. Bobel
                                              EXECUTIVE VICE PRESIDENT
                                              CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ WILLIAM W. R. ELDER*
------------------------------  Chairman of the Board         April 28, 1998
     William W. R. Elder

      /s/ JAMES T. HEALY        President, Chief Executive
------------------------------    Officer (Principal          April 28, 1998
        James T. Healy            Executive Officer)

                                Executive Vice President,
      /s/ MARY F. BOBEL           Chief Financial Officer
------------------------------    (Principal Financial        April 28, 1998
        Mary F. Bobel             Officer and Principal
                                  Accounting Officer)

    /s/ STEPHEN F. FISHER*
------------------------------  Director                      April 28, 1998
      Stephen F. Fisher

  /s/ G. FREDERICK FORSYTH*
------------------------------  Director                      April 28, 1998
     G. Frederick Forsyth

      /s/ TODD S. MYHRE*
------------------------------  Director                      April 28, 1998
        Todd S. Myhre

     /s/ MARIO M. ROSATI*
------------------------------  Director                      April 28, 1998
       Mario M. Rosati

*By:      /s/ MARY F. BOBEL
      -------------------------
            Mary F. Bobel                                      April 28, 1998
          ATTORNEY-IN-FACT