Form 10-Q
period 1998-03-31
GENUS INC
filed 1998-05-14
CIK 837913

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___

COMMISSION FILE NUMBER 0-17139

                              GENUS, INC.
         (Exact name of registrant as specified in its charter)

     California                                     94-279080
------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

1139 KARLSTAD DRIVE, SUNNYVALE, CALIFORNIA          94089
------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip code)

                             (408) 747-7120
------------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

                             NOT APPLICABLE
------------------------------------------------------------------------------
        (Former name, former address and former fiscal year,
                     if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X       No
                           ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at May 8, 1998:          17,129,260

                                GENUS, INC.
                                  INDEX

                                                                     PAGE NO.
                                                                     --------
PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

             CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED MARCH 31, 1998
             AND MARCH 31, 1997                                           3

             CONSOLIDATED BALANCE SHEETS
             MARCH 31, 1998 AND DECEMBER 31, 1997                         4

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1998
             AND MARCH 31, 1997                                           5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  6-11

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           12-18


PART II.  OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             19

             SIGNATURES                                                   20

             INDEX TO EXHIBITS                                            21

                            PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                             GENUS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                           1998         1997
Net sales                                                 $ 7,238      $19,681

Costs and expenses:
  Cost of goods sold                                        6,941       12,313
  Research and development                                  3,332        3,191
  Selling, general and administrative                       4,223        3,867
                                                          -------      -------
    Income (loss) from operations                          (7,258)         310

Other, net                                                   (156)         (15)
                                                          -------      -------
  Income (loss) before income taxes                        (7,414)         295

Provision for income taxes                                     --          114
                                                          -------      -------
  Net income (loss)                                        (7,414)         181

  Deemed dividends on preferred stock                      (1,829)          --
                                                          -------      -------

  Net income (loss) available to common shareholders      $(9,243)     $   181
                                                          -------      -------
                                                          -------      -------

Net income (loss) available to common shareholders
per common share and per common share assuming
dilution                                                   (0.54)         0.01
                                                          -------      -------
                                                          -------      -------

Comprehensive income (loss)                               $(7,225)     $    69
                                                          -------      -------
                                                          -------      -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             GENUS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    UNAUDITED       AUDITED
                                                    MARCH 31,     DECEMBER 31,
                                                      1998            1997
                                                    --------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                         $  3,683       $  8,700
  Accounts receivable (net of allowance for
   doubtful accounts of $1,103 in 1998 and
   $1,097 in 1997)                                    11,858         19,469
  Inventories                                          9,709         28,986
  Net assets held for sale                            30,500             --
  Other current assets                                 1,001          1,029
                                                    --------       --------
       Total current assets                           56,751         58,184

  Property and equipment, net                          6,406         15,276
  Other assets, net                                    2,025          3,278
                                                    --------       --------
       Total assets                                 $ 65,182       $ 76,738
                                                    --------       --------
                                                    --------       --------


LIABILITIES
Current liabilities:
  Short term bank borrowings                        $  2,800       $  7,200
  Accounts payable                                     9,602          8,723
  Accrued expenses                                     6,613         10,613
  Current portion of long-term debt                       58            874
                                                    --------       --------
       Total current liabilities                      19,073         27,410

  Long-term debt, less current portion                    74            971
                                                    --------       --------
          Total liabilities                         $ 19,147       $ 28,381
                                                    --------       --------


SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized, 2,000,000 shares;
   Issued and outstanding 100,000
   shares at March 31, 1998 and none at
   December 31, 1997                                   6,222             --
Common stock, no par value:
  Authorized 50,000,000 shares;
   Issued and outstanding 17,129,260
   shares at March 31, 1998 and
   17,120,628 shares at
   December 31, 1997                                  99,550         99,149
Accumulated deficit                                  (58,069)       (48,863)
Cumulative translation adjustment                     (1,668)        (1,929)
                                                    --------       --------
  Total shareholders' equity                          46,035         48,357
                                                    --------       --------
    Total liabilities and shareholders' equity      $ 65,182       $ 76,738
                                                    --------       --------
                                                    --------       --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             GENUS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            1998       1997
                                                          -------     ------
Cash flows from operating activities:
  Net income (loss)                                       $(7,414)    $  181
  Adjustments to reconcile net income (loss) to
   net cash from operating activities:
    Depreciation and amortization                           1,261      1,264
    Provision for doubtful accounts                             6         --
    Changes in assets and liabilities:
      Accounts receivable                                   7,663     (6,046)
      Inventories                                          (5,340)     1,118
      Accounts payable                                        879        330
      Accrued expenses                                     (1,540)      (567)
      Other, net                                             (237)      (412)
                                                          -------    -------
        Net cash used in operating activities              (4,722)    (4,132)
                                                          -------    -------

Cash flows from investing activities:
  Acquisition of property and equipment                      (373)       (68)
                                                          -------    -------
    Net cash used in investing activities                    (373)       (68)
                                                          -------    -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                       16         48
  Proceeds from issuance of preferred stock and
   warrants, net                                            4,815         --
     Proceeds from short-term bank borrowings                  --      3,000
     Payments of short-term bank borrowings                (4,400)    (2,500)
     Payments of long-term debt                              (413)      (497)
                                                          -------    -------
        Net cash provided by financing activities              18         51
                                                          -------    -------

Effect of exchange rate changes on cash                        60        (34)
Net decrease in cash and cash equivalents                  (5,017)    (4,183)
Cash and cash equivalents, beginning of period              8,700     11,827
                                                          -------    -------
Cash and cash equivalents, end of period                  $ 3,683    $ 7,644
                                                          -------    -------
                                                          -------    -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             GENUS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998 (UNAUDITED)

BASIS OF PRESENTATION

   The accompanying consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K/A.

   The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year.

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

   A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows:

                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                            1998          1997
                                                          --------      --------
Numerator-basic:
  Net income (loss)                                       $(7,414)      $   181
  Deemed dividends on preferred stock                      (1,829)           --
                                                          --------      --------
    Net income (loss) available to common shareholders    $(9,243)      $   181
                                                          --------      --------
                                                          --------      --------

Denominator-basic:
  Weighted average common shares outstanding               17,125        16,738
                                                          --------      --------
                                                          --------      --------
Basic net income (loss) per share                         $ (0.54)      $  0.01
                                                          --------      --------
                                                          --------      --------

Numerator-diluted:
  Net income (loss)                                       $(7,414)      $   181
  Deemed dividends on preferred stock                      (1,829)           --
                                                          --------      --------
    Net income (loss) available to common shareholders    $(9,243)      $   181
                                                          --------      --------
                                                          --------      --------

Denominator-diluted:
  Weighted average common shares outstanding               17,125        16,738
  Effect of dilutive securities: stock options                 --           118
                                                          -------       -------
                                                           17,125        16,856
                                                          -------       -------
                                                          -------       -------

 Diluted net income (loss) per share                      $ (0.54)      $  0.01
                                                          -------       -------
                                                          -------       -------

                             GENUS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998 (UNAUDITED)

   Stock options to purchase approximately 2,244,000 weighted average shares of common stock were outstanding during the three months ended March 31, 1998 but were not included in the computation of diluted loss per share because the Company has a net loss for the three months ended March 31, 1998.

   Stock options to purchase approximately 1,502,000 weighted average shares of common stock were outstanding during the three months ended March 31, 1997 but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

COMPREHENSIVE INCOME (LOSS)

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). Effective January 1, 1998, the Company adopted SFAS 130, which establishes standards for reporting comprehensive income and its components. Comparative financial statements for earlier periods have been reclassified to reflect the adoption of SFAS 130. The Company's other comprehensive income consists of foreign currency translation adjustments.

STATEMENT OF CASH FLOW INFORMATION

                                                         (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                          1998          1997
                                                          ----          ----
Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest                                             $    82        $ 47
    Income taxes                                               1           2

  Non-cash investing activities:
    Purchase of property and equipment under
      long-term debt obligations                         $    --        $753

  Non-cash financing activities:
    Deemed dividends on preferred stock
    related to beneficial conversion feature             $ 1,792        $ --
    Net assets held for sale                              30,500          --


LINE OF CREDIT

   The Company has a revolving line of credit agreement with a bank that provides for maximum borrowings of $10 million and expires in June 1998. Borrowings under the line of credit, which are secured by substantially all of the assets of the Company, bear interest at the bank's prime rate minus 0.25% or at LIBOR plus 2%. The agreement requires the Company to comply with certain financial covenants and restricts the payment of dividends. At March 31, 1998, the Company had $2.8 million in borrowings outstanding under the line of credit.

                             GENUS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998 (UNAUDITED)

INVENTORIES
INVENTORIES COMPRISE THE FOLLOWING:

                                         (DOLLARS IN THOUSANDS)

                                         MARCH 31,   DECEMBER 31,
                                           1998         1997
                                         ---------   ------------
Raw materials and parts                   $6,627        $15,210
Work in progress                           2,244          6,879
Finished goods                               838          6,897
                                          ------        -------
                                          $9,709        $28,986
                                          ------        -------
                                          ------        -------

ACCRUED EXPENSES
ACCRUED EXPENSES COMPRISE THE FOLLOWING:

                                         (DOLLARS IN THOUSANDS)

                                         MARCH 31,   DECEMBER 31,
                                           1998         1997
                                         ---------   ------------
System installation and warranty          $  867       $ 3,741
Accrued commissions and incentives           432         2,062
Accrued payroll and related items            593         1,264
Other                                      4,721         3,546
                                          ------       -------
                                          $6,613       $10,613
                                          ------       -------
                                          ------       -------

CONTINGENCY

   Included in accounts receivable at March 31, 1998 is a $3 million amount for a previously recorded sale to Innotech Corporation which is headquartered in Tokyo, Japan. This amount is past due, and it is reasonably possible that this amount is at risk for collection. Upon completion of the Asset Sale, as defined below, this distributor agreement will be terminated. While the Company is vigorously pursuing payment of this account, there can be no assurance that it will be paid. If it is not paid, the Company's financial position, results of operations and cash flows would be adversely affected.

ISSUANCE OF PREFERRED STOCK AND WARRANTS

   On February 2, 1998, the Company entered into a Stock Purchase Agreement (the "Agreement") with certain investors (the "Investors"), pursuant to which the Company issued, on February 12, 1998, to the Investors an aggregate of 100,000 shares of its 6% Series A Convertible Preferred Stock (the "Series A Stock") and warrants to purchase an aggregate of up to 300,000 shares of its Common Stock at an exercise price of $3.67 per share (collectively, the "Warrants"), all for an aggregate purchase price of $5 million in cash. The deemed dividends on preferred stock of $1.8 million reflect the beneficial conversion feature, which is the difference between the proceeds allocated to the preferred stock and the fair value of the preferred stock (assuming immediate conversion) upon issuance, and the accrual of the 6% dividends thereon.

   CONVERSION RIGHTS. Each share of the Series A Stock was sold at a purchase price of $50 and a stated value of $50 (the "Stated Value"). Each holder of shares of Series A Stock has the right at any time, and from time to time, to convert some or all such shares into fully paid and nonassessable shares of Common Stock.

                             GENUS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998 (UNAUDITED)

   Any conversion shall occur according to the following conversion formula:
The number of shares of Common Stock issuable upon conversion of each share of Series A Stock will equal (i) the sum of (A) the Stated Value per share and (B) accrued and unpaid dividends on such share, divided by (ii) the Conversion Price. The Conversion Price shall be equal to the lesser of: (a) 110% of the Closing Bid Price for the trading day immediately preceding the original issue date of the Series A Stock, provided that such price shall not be less than $3.47; or (b) 82% of the average of 15 Closing Bid Prices during the 45 trading days prior to the date of the conversion notice, which 15 closing bid prices shall be chosen by the holder converting such shares of Series A Stock. The Closing Bid Price shall mean the closing bid price of the Common Stock as reported on the NASDAQ National Market or other market or exchange on which the Common Stock is then listed or traded.

   On or after the second anniversary of the original issue date of the Series A Stock, the Company may require the conversion of all of the then outstanding and unconverted shares of Series A Stock, provided that certain conditions have been satisfied, including that the Closing Bid Price of the Common Stock for at least 20 of the 30 trading days preceding the date of such Company Conversion Date shall have been at least $3.48 and such conversion shall be effectuated at the Conversion Price then in effect. On and after such conversion, all dividends on the Series A Stock shall cease to accrue and the shares represented thereby shall no longer be deemed outstanding and all rights of the holders thereof as shareholders of the Company shall cease and terminate, except the right to receive the shares of Common Stock upon conversion.

   PREFERENTIAL CUMULATIVE DIVIDENDS. The holders of Series A Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, and the Company shall pay, cumulative dividends at the rate per share equal to 6% per annum of the Stated Value per share (6% of $50 = $3 per share) payable in cash or shares of Common Stock at the option of the Company, before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Common Stock or other class of stock junior to the Series A Stock (the Common Stock and such junior stock being hereafter collectively the "Junior Stock"). The dividends on the Series A Stock shall be due and payable on each yearly anniversary of the original issue date ("Dividend Payment Date"), and any dividends not paid on any Dividend Payment Date shall accrue and shall be due and payable upon conversion of the Series A Stock. No dividends shall be due and payable for any partial year period for which the Dividend Payment Date has not yet occurred. A party that holds shares of Series A Stock on a Dividend Payment Date will be entitled to receive such dividend payment and any other accrued and unpaid dividends which accrued prior to such Dividend Payment Date, without regard to any sale or disposition of such Series A Stock subsequent to the applicable record date. If dividends are paid in shares of Common Stock, the number of shares of Common Stock payable as such dividend to each holder shall be equal to the cash amount of such dividend payable to such holder on such Dividend Payment Date divided by the Closing Bid Price of the Common Stock on the trading day prior to such Dividend Payment Date ("Dividend Conversion Price"), provided that the Dividend Conversion Price shall not be less than $3.47.

   LIQUIDATION RIGHTS. In the event of the dissolution, liquidation or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A Stock will be entitled to receive before any payment or distribution will be made on the Junior Stock, out of the assets of the Company available for distribution to shareholders, the Stated Value per share of Series A Stock and all accrued and unpaid dividends to and including the date of payment thereof. Upon the payment in full of all amounts due to holders of the Series A Stock, then the holders of the Junior Stock of the Company will receive, ratably, all remaining assets of the Company legally available for distribution. If the assets of the Company available for distribution to the holders of the Series A Stock are insufficient to permit payment in full of

                             GENUS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998 (UNAUDITED)

the amounts payable as aforesaid to the holders of Series A Stock upon such liquidation, dissolution or winding-up, whether voluntary or involuntary, then all such assets of the Company will be distributed to the exclusion of the holders of shares of Junior Stock ratably among the holders of Series A Stock.

   A sale, conveyance or disposition of all or substantially all of the assets of the Company or the effectuation by the Company of a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, or a consolidation or merger of the Company with or into any other company or companies shall not be deemed to be a liquidation, dissolution or winding-up of the Company for the purposes of the liquidation rights that would be available to the holders of Series A Stock.

   REDEMPTION PROVISIONS. On or after the fifth anniversary of the original issue date of the Series A Stock, the Company may elect to redeem all or part of the Stated Value of the Series A Stock upon payment of an amount of dollars equal to the number of shares of Common Stock that could be obtained by converting into the Company's Common Stock that amount of Stated Value plus accrued but unpaid dividends and any other sums payable in respect to that Stated Value at the conversion price in effect on the fifth anniversary of the original issue date of the Series A Stock (the "Redemption Date") multiplied by the average of the Closing Bid Price of the Common Stock for the five trading days immediately preceding (a) such Redemption Date or (b) the date of payment in full by the Company of the redemption price, whichever is greater. The Company may not redeem any amount that a holder of Series A Stock has elected to convert, including a notice of conversion given after the Redemption Date but prior to receipt by the holder of Series A Stock of the payment under the redemption provisions.

   In addition, upon the occurrence of certain triggering events, the holders of Series A Stock shall have the right, at each such holder's option, to require the Company to redeem all or a portion of the Stated Value of such holder's Series A Stock upon payment of an amount of dollars equal to the number of shares of Common Stock that could be obtained by converting into the Company's Common Stock that amount of Stated Value of such holder's Series A Stock plus accrued but unpaid dividends and any other sums payable in respect to that Stated Value at the conversion price in effect on the date of the triggering event multiplied by the average of the Closing Bid Prices of the Common Stock for the five trading days immediately preceding (a) the date of such triggering event or (b) the date of payment in full by the Company of such redemption price, whichever is greater. A "Triggering Event" shall be deemed to have occurred at such time as any of the following events:
(i) the failure of the Registration Statement to be declared effective by the Commission on or prior to the date that is 180 days after the original issue date; (ii) while the Registration Statement is required to be maintained effective pursuant to the terms of the Registration Rights Agreement, the effectiveness of the Registration Statement lapses for any reason (including, without limitation, the issuance of a stop order) or is unavailable to the holder of the Series A Stock for sale of the Registrable Securities (as defined in the Registration Rights Agreement) other than in accordance with the terms of the Registration Rights Agreement, provided that the cause of such lapse or unavailability is not due to factors solely within the control of such holder seeking to be redeemed; (iii) the failure of the Common Stock to be listed on the NASDAQ Stock Market, The New York Stock Exchange, Inc. or The American Stock Exchange, Inc. for a period of seven consecutive days; or (iv) the Company's notice to any holder of Series A Stock, including by way of public announcement, at any time, of its intention not to comply with proper requests for conversion of any Series A Stock into shares of Common Stock.

   VOTING RIGHTS. The shares of Common Stock into which the Series A Stock is converted will have full voting rights. Except as otherwise required by law, the Series A Stock has no voting rights.

                             GENUS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998 (UNAUDITED)

SUBSEQUENT EVENTS

   In April 1998, the Company entered into an agreement with Varian Associates, Inc. to sell selected assets and transfer selected liabilities related to the MeV ion implantation equipment product line for approximately $25 million plus additional payments if certain revenue targets are achieved ("Asset Sale"). The completion of the Asset Sale is subject to standard government reviews as well as approval by the Company's shareholders. While the March 31, 1998 balance sheet indicates $30.5 million in net assets held for sale, the Company expects that, after planned sales of inventory and scheduled repayments of capital lease obligations, the net assets at the time of closing will approximate $25 million, resulting in no material gain or loss on the Asset Sale.

   In connection with the Asset Sale and the refocusing of the Company's business on thin film products, the Company anticipates that it will significantly reduce the workforce at several of its locations during the second quarter, at which time the related charge will be recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   STATEMENTS IN THIS REPORT WHICH EXPRESS "BELIEF", ANTICIPATION" OR "EXPECTATION" AS WELL AS OTHER STATEMENTS WHICH ARE NOT HISTORICAL FACT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN OR INCORPORATED BY REFERENCE INTO THIS REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THIS REPORT.

RESULTS OF OPERATIONS

   Net sales for the quarter ended March 31, 1998 were $7.2 million, a 63% decrease compared to net sales of $19.7 million for the corresponding period in 1997. After modest sales growth for the first nine months of 1997 compared to 1996, during the fourth quarter of 1997, the Company's sales fell from the immediate-prior quarter as the financial crisis in Asia resulted in customers pushing out their required delivery dates. During the first quarter of 1998, weakness among the Company's Asian customers continued, and the Company's sales continued to decline from the 1997 fourth quarter levels as deliveries continued to be rescheduled or cancelled.

   Gross margin for the quarter ended March 31, 1998 was 4% compared to 37% for the same period in 1997. The gross margin for the first quarter of 1998 was negatively impacted by the depressed level of sales resulting in underabsorption of fixed manufacturing and service costs. Even at relatively constant higher levels of sales, the Company's gross margins have historically been affected by variations in average selling prices, changes in the mix of product sales, unit shipment levels, the level of foreign sales, and competitive pricing pressures.

   For the first quarter of 1998, research and development expenses ("R&D") were $3.3 million, or 46% of sales, compared to $3.2 million, or 16% of sales, for the first quarter of 1997. Despite the general industry slowdown and the near term outlook for sales, the Company continued to invest in R&D to position itself for the latter half of 1998 and beyond. The increased spending was primarily due to the addition of personnel and engineering supplies.

   Selling, General and Administrative expenses ("SG&A") were $4.2 million for the first quarter of 1998, or 58% of sales, an increase from the $3.9 million of SG&A for the first quarter of 1997. The increase reflects the addition of headcount throughout 1997 as well as increased expenses for marketing and sales programs as the Company continued its efforts to broaden its customer base.

   For the first quarter of 1998, other expense was $156,000 compared with other expense of $15,000 for the first quarter of 1997. For both years, other expense includes net interest expense associated with capital leases and short term borrowings. In addition, in the first quarter of 1998, the Company incurred foreign exchange losses of approximately $72,000.

   The net loss for the quarter ended March 31, 1998 was $7.4 million. This compares with net income of $181,000 for the first quarter of 1997.

   In February 1998, the Company issued $5 million of convertible preferred stock in a private placement. Warrants were also issued as part of the transaction. The deemed dividends on preferred stock of $1.8 million reflect the difference between the proceeds allocated to the preferred stock and the fair value of the preferred stock (assuming immediate conversion) upon issuance. This charge resulted in a net loss of $9.2 million available to common shareholders, or $0.54 per share for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

   During the three months ended March 31, 1998, the Company's cash and cash equivalents decreased to $3.7 million at March 31, 1998 from $8.7 million at year-end. Accounts receivable declined from $19.5 million at year-end to $11.7 million at March 31, 1998. The decline in accounts receivable is due to the lower sales level as well as collections during the quarter. Included in accounts receivable at March 31, 1998 is a $3.0 million amount for a previously recorded sale to Innotech Corporation which is headquartered in Tokyo, Japan. This amount is past due, and it is reasonably possible that this amount is at risk for collection. Upon completion of the Asset Sale, as defined below, this distributor agreement will be terminated. While the Company is vigorously pursuing payment of this account, there can be no assurance that it will be paid. If it is not paid, the Company's financial position, results of operations and cash flows would be adversely affected. The Company's primary source of funds at March 31, 1998 consisted of $3.7 million in cash and funds available under a $10.0 million revolving line of credit. The line of credit is secured by substantially all of the assets of the Company and expires in June 1998. At March 31, 1998, the Company had $2.8 million of borrowings outstanding under the line of credit. Availability of borrowings is based on eligible accounts receivable and inventory. A monthly borrowing base certificate is required by the bank.

   In February 1998, the Company issued equity securities through a private placement of Series A Convertible Preferred Stock ("Series A Stock") for gross proceeds of $5 million. Upon fulfillment of certain conditions, the same investors in the Company's Series A Stock (the "Preferred Investors") have committed to provide an additional $5 million in equity financing through the private placement of Series B Convertible Preferred Stock (the "Series B Stock"). Among the conditions that must be satisfied before the Company may require the purchase of the Series B Stock are the following:
(a) the closing bid price per share of the Common Stock of the Company shall be no less than $4.00 for the 30 trading days prior to the Company's notice to the Preferred Investors of its intention to require their purchase of the Series B Stock; (b) such notice by the Company may not be given sooner than 90 days after the effective date of the Registration Statement on Form S-3 for the Series A Stock (the "Series A Registration") and no suspension or stop order may have been entered against such Series A Registration; (c) the closing bid price for the Common Stock of the Company shall not, in the 30 trading days prior to the completion of the sale of the Series B Stock, have decreased by greater than 35% from the highest closing bid price during such period, (d) the maintenance of a waiver in connection with existing bank line of credit and (e) no change of control of the Company shall have occurred. "Change of control" is defined as, (i) the acquisition of more than 50% of the voting securities of the Company, (ii) the replacement of more than one-half the members of the Board of Directors, (iii) the merger of the Company with or into another entity, (iv) the sale of all or substantially all of the assets of the Company, or (v) the execution of any agreement providing for any of (i), (ii), (iii), or (iv) above. Accordingly, if the Asset Sale, as defined below, is deemed to be a sale of substantially all of the assets of the Company, the Company cannot require the Preferred Investors to purchase the Series B Stock nor can the Preferred Investors require the Company to sell the Series B Stock.

   In April 1998, the Company entered into an agreement with Varian Associates, Inc. to sell selected assets and transfer selected liabilities related to the millions of electron volts ("MeV") ion implantation equipment product line for approximately $25 million plus additional payments if certain revenue targets are achieved ("Asset Sale"). The completion of the Asset Sale is subject to approval by the Company's shareholders as well as to expiration of the applicable waiting periods under federal Hart-Scott-Rodino premerger notification requirements. As a result of the Asset Sale, the Company will no longer engage in the ion implant business and will refocus its efforts on thin film deposition. The Company will use the net proceeds of the Asset Sale for repayment of certain outstanding indebtedness as well as for working capital and general corporate purposes, including investment in R&D of thin film products. In connection with the Asset Sale and the refocusing of the Company's business on thin film products, the Company anticipates that it will significantly reduce the workforce at several of its locations during the second quarter, at which time the related charge will be recorded.

   The Company incurred operating losses during each of the two years in the period ended December 31, 1997 and incurred an additional operating loss in the first quarter of 1998. Additionally, the Company's bank line of credit is scheduled to expire in June 1998. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

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

   HISTORICAL PERFORMANCE. Although the Company had net income of $19.3 million and $4.2 million in the years ended December 31, 1995 and 1994, the Company experienced losses of $19.3 million, $9.2 million, and $6.9 million for the years ended December 31, 1997, 1996 and 1993, respectively. In addition, the Company experienced an operating loss of $7.4 million in the first quarter of 1998. As a result of the Company's inconsistent sales and operating results in recent years, there can be no assurance that the Company will be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or that the Company will be able to attain or maintain consistent profitability on a quarterly or annual basis.

   RELIANCE ON INTERNATIONAL SALES. Export sales accounted for approximately 74%, 84% and 88% of total net sales in the years ended 1997, 1996 and 1995, respectively. In addition, net sales to South Korean customers accounted for approximately 50%, 59% and 63%, respectively, of total net sales during the same periods. During the first quarter of 1998, the Company's only system sale was to a domestic customer, thereby decreasing export sales to 35% of total net sales. Nonetheless, the Company anticipates that international sales, including sales to South Korea, will continue to account for a significant portion of net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Although the Company's foreign system sales are primarily denominated in U.S. dollars and the Company does not engage in hedging transactions, the Company's foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could have the effect of making the Company's products more or less expensive. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

   A substantial portion of the Company's sales are in Asia. Recent turmoil in the Asian financial markets has resulted in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, Dynamic Random Access Memory ("DRAM") prices have fallen dramatically and may continue to do so as some Asian integrated circuit ("IC") manufacturers may be selling DRAMs at less than cost in order to raise cash. These developments may affect the Company in several ways. Currency devaluation may make dollar-denominated goods, such as the Company's, more expensive for Asian clients. Asian manufacturers may limit capital spending. Furthermore, the uncertainty of the DRAM market may cause manufacturers everywhere to delay capital spending plans. These circumstances may also affect the ability of Company customers to meet their payment obligations, resulting in the cancellations or deferrals of existing orders and the limitation of additional orders. Some of the Company's South Korean customers have rescheduled their required delivery dates for orders previously placed and have announced delays in the facilitization of their new manufacturing areas. In addition, some portion of IC fabrication plant construction has been subsidized by Asian governments. Financial turmoil may weaken these governments' willingness to continue such subsidies. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

   RELIANCE ON A SMALL NUMBER OF CUSTOMERS AND CONCENTRATION OF CREDIT RISK. The Company continued its efforts to expand its customer base in 1997 and was successful, with new customers in Taiwan and North America. Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. In 1997, two customers, Samsung Electronics Company, Ltd. and Innotech Corporation accounted for 47% and 17%, respectively, of the Company's net sales. In 1996, these same two customers accounted for 53% and 18%, respectively, of the Company's net sales. During the first quarter of 1998, one customer accounted for 54% of the Company's net sales. Additionally, three customers, Samsung Electronics Company, Ltd., Micron Technology, Inc. and Innotech Corporation, accounted for an aggregate of 75% of accounts receivable at December 31, 1997; and three customers, Samsung Electronics Company, Ltd., Innotech Corporation and Newport Wafer-Fab Ltd., accounted for an aggregate of 71% of accounts receivable at December 31, 1996. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future product sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Furthermore, sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. The loss of a significant customer or any reduction in orders from a significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   COMPETITION. The semiconductor manufacturing capital equipment industry is highly competitive. Genus faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources in order to offer a broader range of products, to maintain customer service and support centers worldwide and invest in product and process R&D. Many of the Company's existing and potential competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, as well as greater name recognition than the Company. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering MeV or chemical vapor deposition ("CVD") products similar to those sold by the Company, it would materially adversely affect the Company's ability to sell its products to these manufacturers. There can be no assurance that the Company will continue to compete successfully in the United States or worldwide. The Company faces direct competition in CVD tungsten silicide ("WSiX") from Applied Materials, Inc. and Tokyo Electron, Ltd. In the MeV marketplace, the Company's MeV ion implantation systems compete with MeV systems marketed by Eaton Corporation. There can be no assurance that these or other competitors will not succeed in developing new technologies, offering products at lower prices than those of the Company or obtaining market acceptance for products more rapidly than the Company.

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

(b)  Report on Form 8-K

     The Company filed a Current Report on Form 8-K dated February 12, 1998 to describe the private placement of convertible preferred stock.

                                     GENUS, INC.
                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1998                     GENUS, INC.


                                        /s/ William W.R. Elder
                                        ---------------------------------
                                        William W.R. Elder, President,
                                        Chief Executive Officer and Chairman



                                        /s/ Mary F. Bobel
                                        ---------------------------------
                                        Mary F. Bobel
                                        Chief Financial Officer
                                        (Principal Financial and Principal
                                        Accounting Officer)

                                     GENUS, INC.
                                  INDEX TO EXHIBITS

EXHIBIT    DESCRIPTION
-------    -------------------------------------------------------------------
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

 10.13 License and Distribution Agreement, dated September 8, 1992, between the Registrant and Sumitomo Mutual Industries, Ltd. (8)

 10.14     Lease Agreement, dated October 1995, for Registrant's facilities at
           Lot 62, Four Stanley Tucker Drive, Newburyport, Massachusetts (9)

 10.15     International Distributor Agreement, dated July 18, 1997, between
           Registrant and Macrotron Systems GmbH (12)

 10.16     Credit Agreement, dated August 18, 1997, between Registrant and
           Sumitomo Bank of California (12)

 10.17 Settlement Agreement and Mutual Release, dated April 20, 1998, between Registrant and James T. Healy (16)

 10.18     Form of Change of Control Severance Agreement (16)

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

(16) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1997.