Form 10-Q
period 1998-06-30
GENUS INC
filed 1998-08-14
CIK 837913

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___ TO ___

COMMISSION FILE NUMBER 0-17139

                                 GENUS, INC.
            (Exact name of registrant as specified in its charter)

                California                                 94-279080
-------------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

     1139 Karlstad Drive, Sunnyvale, California              94089
-------------------------------------------------------------------------------
      (Address of principal executive offices)             (Zip code)

                                (408) 747-7120
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X         No
                                  -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at August 7, 1998:              17,361,162
                                                        --------------

                       PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        GENUS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 1998        1997      1998       1997
                                               --------    --------  --------   --------
Net sales                                      $ 12,970    $ 19,351  $ 20,208   $ 39,032

Costs and expenses:
 Cost of goods sold                              11,718      11,540    18,659     23,853
 Research and development                         2,939       3,058     6,271      6,249
 Selling, general and administrative              5,683       4,189     9,906      8,056
 Special charge                                  11,222           -    11,222          -
                                               --------    --------  --------   --------
The decrease in the Company's license revenue during the quarter ended
June[nb]30, 1998 and the six[cad 220]month period then ended as compared to such periods for fiscal 1997 may be attributable to a number of factors, including an overall decrease in the revenue growth rates in the RDBMS industry which has continued during the first half of 1998. The decrease in revenue growth rates during 1997 and the first half of 1998 has resulted in heightened competition in the RDBMS industry worldwide. In addition, the continued
uncertainty in the Asian Pacific economies and financial markets has contributed to the Company's decreased license revenue in that geographic area. Furthermore, the Company's sales in Europe continued to be adversely affected by the changes to the Company's European management in the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998. International
Revenues as a whole were unfavorably affected in the quarter ending June[nb]
30, 1998 and the six month period then ended when compared to such periods in fiscal 1997 as a result of the strengthening of the U.S.[nb]dollar against certain major international currencies.

The decrease in the Company's license revenue during the quarter ended
June[nb]30, 1998 and the six[cad 220]month period then ended as compared to such periods for fiscal 1997 may be attributable to a number of factors, including an overall decrease in the revenue growth rates in the RDBMS industry which has continued during the first half of 1998. The decrease in revenue growth rates during 1997 and the first half of 1998 has resulted in heightened competition in the RDBMS industry worldwide. In addition, the continued uncertainty in the Asian Pacific economies and financial markets has contributed to the Company's decreased license revenue in that geographic area. Furthermore, the Company's sales in Europe continued to be adversely affected by the changes to the Company's European management in the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998. International
Revenues as a whole were unfavorably affected in the quarter ending June[nb]
30, 1998 and the six month period then ended when compared to such periods in fiscal 1997 as a result of the strengthening of the U.S.[nb]dollar against certain major international currencies.

 Income (loss) from operations                 (18,592)        564   (25,850)       874

Other, net                                         (237)        (82)     (393)       (97)
                                               --------    --------  --------   --------
 Income (loss) before income taxes              (18,829)        482   (26,243)       777

Provision for income taxes                            -         186         -        300
                                               --------    --------  --------   --------
 Net income (loss)                              (18,829)        296   (26,243)       477

 Deemed dividends on preferred stock                (74)          -    (1,903)         -
                                               --------    --------  --------   --------
 Net income (loss) available to
 common shareholders                           $(18,903)   $    296  $(28,146)  $    477
                                               --------    --------  --------   --------
                                               --------    --------  --------   --------
Net income (loss) available to common
shareholders per common share and per
common share assuming dilution                 $  (1.10)   $   0.02  $  (1.64)  $   0.03
                                               --------    --------  --------   --------
                                               --------    --------  --------   --------
Comprehensive income (loss)                    $(18,656)   $    321  $(25,809)  $    390
                                               --------    --------  --------   --------
                                               --------    --------  --------   --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              UNAUDITED    AUDITED
                                                               JUNE 30,   DECEMBER 31,
                                                                 1998        1997
                                                               --------    --------
ASSETS
Current assets:
 Cash and cash equivalents                                     $  3,754    $  8,700
 Accounts receivable (net of allowance for doubtful
 accounts of $497 in 1998 and $1,097 in 1997)                    11,855      19,469
 Inventories                                                      5,173      28,986
 Net assets held for sale                                        25,130           -
 Other current assets                                               778       1,029
                                                               --------    --------
  Total current assets                                           46,690      58,184

 Property and equipment, net                                      4,628      15,276
 Other assets, net                                                  734       3,278
                                                               --------    --------
  Total assets                                                 $ 52,052    $ 76,738
                                                               --------    --------
                                                               --------    --------
LIABILITIES
Current liabilities:
 Short term bank borrowings                                    $  2,800    $  7,200
 Accounts payable                                                11,527       8,723
 Accrued expenses                                                10,205      10,613
 Current portion of long-term debt                                    -         874
                                                               --------    --------
  Total current liabilities                                      24,532      27,410

 Long-term debt, less current portion                                36         971
                                                               --------    --------
  Total liabilities                                              24,568      28,381
                                                               --------    --------

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
 Authorized, 2,000,000 shares;
 Issued and outstanding 98,000 shares at June 30, 1998
 and none at December 31, 1997                                    6,098           -
Common stock, no par value:
 Authorized 50,000,000 shares;
 Issued and outstanding 17,314,141 shares at
 June 30, 1998 and 17,120,628 shares at
 December 31, 1997                                               99,779      99,149
Accumulated deficit                                             (76,898)    (48,863)
Cumulative translation adjustment                                (1,495)     (1,929)
                                                               --------    --------
 Total shareholders' equity                                      27,484      48,357
                                                               --------    --------
  Total liabilities and shareholders' equity                   $ 52,052    $ 76,738
                                                               --------    --------
                                                               --------    --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENUS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                           ---------------------
                                                             1998         1997
                                                           --------     --------
Cash flows from operating activities:
 Net income (loss)                                         $(26,243)    $    477
 Adjustments to reconcile net income (loss) to net cash
 from operating activities:
  Depreciation and amortization                               1,863        2,420
  Special Charge                                             11,222            -
  Changes in assets and liabilities:
   Accounts receivable                                        7,702       (9,973)
   Inventories                                                 (662)       1,629
   Other current assets                                         251         (222)
   Accounts payable                                           2,804        1,630
   Accrued expenses                                            (620)        (764)
   Other, net                                                  (817)         113
                                                           --------     --------
    Net cash used in operating activities                    (4,500)      (4,690)
                                                           --------     --------
Cash flows from investing activities:
 Acquisition of property and equipment                         (373)        (390)
                                                           --------     --------
  Net cash used in investing activities                        (373)        (390)
                                                           --------     --------
Cash flows from financing activities:
 Proceeds from issuance of common stock                         121          715
 Proceeds from issuance of preferred stock and
 warrants, net                                                4,815            -
 Proceeds from short-term bank borrowings                         -       10,346
 Payments of short-term bank borrowings                      (4,400)      (5,500)
 Payments of long-term debt                                    (739)        (814)
                                                           --------     --------
  Net cash provided by financing activities                    (203)       4,747
                                                           --------     --------

Effect of exchange rate changes on cash                         130          (14)
Net decrease in cash and cash equivalents                    (4,946)        (347)
Cash and cash equivalents, beginning of period                8,700       11,827
                                                           --------     --------
Cash and cash equivalents, end of period                   $  3,754     $ 11,480
                                                           --------     --------
                                                           --------     --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENUS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998 (UNAUDITED)

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

     A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows:

                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                         1998       1997      1998       1997
                                                       --------   --------  --------   --------
Numerator-basic:
 Net income (loss)                                     $(18,829)  $    296  $(26,243)  $    477
 Deemed dividends on preferred stock                        (74)         -    (1,903)         -
                                                       --------   --------  --------   --------
  Net income (loss) available to common shareholders   $(18,903)  $    296  $(28,146)  $    477
                                                       --------   --------  --------   --------
                                                       --------   --------  --------   --------
Denominator-basic:
 Weighted average common shares outstanding              17,160     16,782    17,143     16,760
                                                       --------   --------  --------   --------
                                                       --------   --------  --------   --------
Basic net income (loss) per share available to
  common shareholders                                  $  (1.10)  $   0.02  $  (1.64)  $   0.03
                                                       --------   --------  --------   --------
                                                       --------   --------  --------   --------
Numerator-diluted:
 Net income (loss)                                     $(18,829)  $    296  $(26,243)  $    477
 Deemed dividends on preferred stock                        (74)         -    (1,903)         -
                                                       --------   --------  --------   --------
  Net income (loss) available to common shareholders   $(18,903)  $    296  $(28,146)  $    477
                                                       --------   --------  --------   --------
                                                       --------   --------  --------   --------
Denominator-diluted:
 Weighted average common shares outstanding              17,160     16,782    17,143     16,760
 Effect of dilutive securities:  stock options                -         72         -         95
                                                       --------   --------  --------   --------
                                                         17,160     16,854    17,143     16,855
                                                       --------   --------  --------   --------
                                                       --------   --------  --------   --------
Diluted net income (loss) per share available to
  common shareholders                                  $  (1.10)  $   0.02  $  (1.64)  $   0.03
                                                       --------   --------  --------   --------
                                                       --------   --------  --------   --------

                        GENUS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998 (UNAUDITED)

     Stock options to purchase approximately 2,502,000 weighted average shares of common stock were outstanding during the six months ended June 30, 1998 but were not included in the computation of diluted loss per share because the Company has a net loss for the six months ended June 30, 1998.

     Stock options to purchase approximately 1,685,000 weighted average shares of common stock were outstanding during the six months ended June 30, 1997 but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

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

STATEMENT OF CASH FLOW INFORMATION

                                                        (DOLLARS IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          ------------------
                                                           1998        1997
                                                          ------      ------
Supplemental Cash Flow Information:

 Cash paid during the period for:
  Interest                                               $   177      $  188
  Income taxes                                                 -           2

 Non-cash investing activities:
  Purchase of property and equipment under long-term
  debt obligations                                       $     -      $  753

 Non-cash financing activities:
  Deemed dividends on preferred stock related to
  beneficial conversion feature                          $ 1,792      $    -
  Net assets held for sale                                25,130           -
  Conversion of Series A Convertible Preferred Stock to
  common stock                                               124           -


LINE OF CREDIT

     The Company had a revolving line of credit agreement with a bank that provided for maximum borrowings of $10 million which expired in July 1998. At June 30, 1998, the Company had $2.8 million in borrowings outstanding under the line of credit which were paid off in July 1998 with proceeds from the Asset Sale, as defined below. See "Asset Sale."

                        GENUS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998 (UNAUDITED)

INVENTORIES
Inventories comprise the following:         (DOLLARS IN THOUSANDS)

                                           JUNE 30,      DECEMBER 31,
                                             1998           1997
                                           --------       --------
Raw materials and parts                    $  2,702       $ 15,210
Work in progress                              2,092          6,879
Finished goods                                  379          6,897
                                           --------       --------
                                           $  5,173       $ 28,986
                                           --------       --------
                                           --------       --------

ACCRUED EXPENSES
Accrued expenses comprise the following:    (DOLLARS IN THOUSANDS)

                                           JUNE 30,      DECEMBER 31,
                                             1998           1997
                                           --------       --------
System installation and warranty           $    879       $  3,741
Accrued commissions and incentives              631          2,062
Accrued payroll and related items               435          1,264
Other                                         8,260          3,546
                                           --------       --------
                                           $ 10,205       $ 10,613
                                           --------       --------
                                           --------       --------

ASSET SALE

     In April 1998, the Company entered into an agreement with Varian Associates, Inc. ("Varian") to sell selected assets and transfer selected liabilities related to the millions of electron volts ("MeV") ion implantation equipment product line for approximately $25 million plus additional payments if certain revenue targets are achieved ("Asset Sale"). The completion of the Asset Sale which was subject to approval by the Company's shareholders as well as to expiration of the applicable waiting periods under federal Hart-Scott-Rodino premerger notification requirements occured in July 1998. As a result of the Asset Sale, the Company will no longer engage in the ion implant business and will refocus its efforts on thin film deposition. The Company used a portion of the net proceeds of the Asset Sale for repayment of certain outstanding indebtedness and the redemption of 70,000 shares of Series A Convertible Preferred Stock ("Series A Stock"), with the remaining proceeds to be used for working capital and general corporate purposes, including investment in R&D of thin film products. In connection with the Asset Sale and the refocusing of the Company's business on thin film products, the Company significantly reduced the workforce at several of its locations during the second quarter, resulting in the special charge.

REDEMPTION AND EXCHANGE OF SERIES A CONVERTIBLE PREFERRED STOCK

     In February 1998, the Company issued equity securities through a private placement of Series A Stock for gross proceeds of $5 million. On July 29, 1998 the Company redeemed 70,000 shares of the outstanding Series A Stock for $4.7 million. In addition, the remaining 28,000 shares of Series A Stock were exchanged for 28,000 shares of Series B Convertible Preferred Stock ("Series B Stock"), which has a fixed conversion price of $1.25 per share.

SPECIAL CHARGE

     During the second quarter of 1998, the Company incurred a special charge of $11.2 million. Included in this charge are personnel charges of $1.9 million associated with the Company's reduction in workforce as well as $5.4 million in inventory write-downs, and $1.2 million in property and equipment write-downs. In addition, the Company has provided $1.5 million for expenses associated with the closing of several sales offices and transaction losses as a result of the sale of the ion implant equipment product line to Varian.
 Also included in the special charge are $1.2 million in legal, accounting and banking fees associated with the Varian transaction.

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

RESULTS OF OPERATIONS

     Net sales for the three and six months ended June 30, 1998 were $13.0 million and $20.2 million, respectively, compared to net sales of $19.4 million and $39.0 million for the corresponding periods in 1997. The decline is attributable to lower unit sales of systems as well as lower revenue from spares and service largely as a result of the Asian financial crisis which began for the Company during the fourth quarter of 1997. After modest sales growth for the first nine months of 1997 compared to 1996, during the fourth quarter of 1997, the Company's sales fell from the immediate-prior, quarter and weakness among the Company's Asian customers continued during the first half of 1998.

     Gross margin for the three and six months ended June 30, 1998 was 10% and 8%, respectively, compared to 40% and 39%, respectively, for the same periods in 1997. The gross margin for the first half of 1998 was negatively impacted by the depressed level of sales resulting in underabsorption of fixed manufacturing and service costs and lower average selling prices. Even at relatively constant higher levels of sales, the Company's gross margins have historically been affected by variations in average selling prices, changes in the mix of product sales, unit shipment levels, the level of foreign sales, and competitive pricing pressures.

     For the second quarter of 1998, research and development expenses ("R&D") were $2.9 million, or 22% of sales, compared to $3.1 million, or 16% of sales, for the second quarter of 1997. R&D spending for the first half of 1998 of $6.3 million remained essentially flat relative to the comparable period in 1997. Despite the general industry slowdown and the near term outlook for sales, the Company continues to invest in R&D to position itself for the latter half of 1998 and beyond. The Company continually evaluates its R&D investment in view of evolving competition and market conditions and expects that R&D spending may increase during the second half of 1998.

     Selling, general and administrative expenses ("SG&A") were $5.7 million for the second quarter of 1998. Included in this amount is a $1.4 million net charge for the write-off of an account receivable from Innotech Corporation, the Company's Japanese distributor. Absent this write-off, SG&A increased slightly relative to the second quarter of 1997.

     During the second quarter of 1998, the Company incurred a special charge of $11.2 million. Included in this charge are personnel charges of $1.9 million associated with the Company's reduction in workforce as well as $5.4 million in inventory write-downs, and $1.2 million in property and equipment write-downs. In addition, the Company has provided $1.5 million for expenses associated with the closing of several sales offices and transaction losses as a result of the sale of the ion implant equipment product line to Varian Associates, Inc. ("Varian"). Also included in the special charge are $1.2 million in legal, accounting and banking fees associated with the Varian transaction.

     The net loss for the quarter ended June 30, 1998 was $18.8 million. This compares with net income of $296,000 for the second quarter of 1997. The net loss for the six month period was $26.2 million, compared to net income of $477,000 for the first six months of 1997.

     In February 1998, the Company issued $5 million of Series A Convertible Preferred Stock ("Series A Stock") in a private placement. Warrants were also issued as part of the transaction. During the first quarter, the Company recorded deemed dividends on preferred stock of $1.8 million to reflect the difference between the proceeds allocated to the Series A Stock and the fair value of the Series A Stock

(assuming immediate conversion) upon issuance. For the second quarter, the Company recorded dividends of $74,000. These charges resulted in a net loss available to common shareholders of $18.9 million, or $1.10 per share for the second quarter of 1998 and a net loss available to common shareholders of $28.1 million or $1.64 per share for the first half of 1998. In July 1998, the Company redeemed 70,000 shares of the Series A Stock and exchanged the remaining 28,000 shares of Series A Stock for 28,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). See "Subsequent Events - Redemption and Exchange of Series A Convertible Preferred Stock".

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased to $3.8 million at June 30, 1998 from $8.7 million at year-end. Accounts receivable declined from $19.5 million at year-end to $11.9 million at June 30, 1998. The decline in accounts receivable is due to the lower sales level as well as collections during the quarter, and the $3.0 million write-off of an account receivable from Innotech Corporation. The Company's primary source of funds at June 30, 1998 consisted of $3.8 million in cash. The Company had a $10.0 million revolving line of credit, secured by substantially all of the assets of the Company which expired in July 1998. At June 30, 1998, the Company had $2.8 million of borrowings outstanding under the line of credit, which were paid off with proceeds from the Asset Sale, as defined below. See "Subsequent Events - Asset Sale to Varian".

     The Company incurred operating losses during each of the two years in the period ended December 31, 1997 and incurred additional operating losses in the first and second quarters of 1998. Additionally, the Company's bank line of credit expired in July 1998. However, with the completion of the Asset Sale, the Company believes that its existing cash resources will be sufficient to fund the Company's expected working capital requirements for at least the next 12 months. In addition, the Company is in discussions with financial institutions to secure a line of credit. While the Company feels that its existing cash resources will be sufficient to implement the Company's operating strategy and meet the Company's other working capital requirements, if the industry downturn persists, the Company may be required to seek additional equity or debt financing. There can be no assurance that the Company would be able to obtain additional debt or equity financing, if and when needed, on terms that the Company finds acceptable. Any additional equity or debt financing may involve substantial dilution to the Company's shareholders, restrictive covenants or high interest costs.

SUBSEQUENT EVENTS

ASSET SALE TO VARIAN

     In April 1998, the Company entered into an agreement with Varian to sell selected assets and transfer selected liabilities related to the millions of electron volts ("MeV") ion implantation equipment product line for approximately $25 million plus additional payments if certain revenue targets are achieved ("Asset Sale"). The completion of the Asset Sale which was subject to approval by the Company's shareholders as well as to expiration of the applicable waiting periods under federal Hart-Scott-Rodino premerger notification requirements occurred in July 1998. As a result of the Asset Sale, the Company will no longer engage in the ion implant business and will refocus its efforts on thin film deposition. The Company used a portion of the net proceeds of the Asset Sale for repayment of certain outstanding indebtedness and the redemption of 70,000 shares of Series A Stock, with the remaining proceeds to be used for working capital and general corporate purposes, including investment in R&D of thin film products. In connection with the Asset Sale and the refocusing of the Company's business on thin film products, the Company significantly reduced the workforce at several of its locations during the second quarter, resulting in the special charge.

REDEMPTION AND EXCHANGE OF SERIES A CONVERTIBLE PREFERRED STOCK

     In February 1998, the Company issued equity securities through a private placement of Series A Stock for gross proceeds of $5 million. On July 29, 1998 the Company redeemed 70,000 shares of the outstanding Series A Stock for $4.7 million. In addition, the remaining 28,000 shares of Series A Stock were exchanged for 28,000 shares of Series B Stock which has a fixed conversion price of $1.25 per share.

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

     HISTORICAL PERFORMANCE. Although the Company had net income of $19.3 million and $4.2 million in the years ended December 31, 1995 and 1994, the Company experienced losses of $19.3 million, $9.2 million, and $6.9 million for the years ended December 31, 1997, 1996 and 1993, respectively. In addition, the Company experienced an additional operating loss of $26.2 million in the first half of 1998. As a result of the Company's inconsistent sales and operating results in recent years, there can be no assurance that the Company will be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or that the Company will be able to attain or maintain consistent profitability on a quarterly or annual basis.

     RELIANCE ON A SMALL NUMBER OF CUSTOMERS AND CONCENTRATION OF CREDIT RISK. The Company continued its efforts to expand its customer base in 1997 and was successful, with new customers in Taiwan and North America. Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. In 1997, two customers, Samsung Electronics Company, Ltd. and Innotech Corporation accounted for 47% and 17%, respectively, of the Company's net sales. In 1996, these same two customers accounted for 53% and 18%, respectively, of the Company's net sales. With the sale of its ion implantation business in July 1998, the Company's main customer for its current generation product is Samsung Electronics Company, Ltd., which accounted for over 90% of the Company's net sales of thin film products in 1997 and 1996. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future product sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Furthermore, sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. The loss of a significant customer or any reduction in orders from a significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is dependent on a small number of customers. Accordingly, the Company is subject to concentration of credit risk. If a major customer were to encounter financial difficulties and become unable to meet its obligations, the Company would be adversely impacted.

     RELIANCE ON INTERNATIONAL SALES. Export sales accounted for approximately 74%, 84% and 88% of total net sales in the years ended 1997, 1996 and 1995, respectively. In addition, net sales to South Korean customers accounted for approximately 50%, 59% and 63%, respectively, of total net sales during the same periods. During the first half of 1998, the Company sold four systems, two of which were sold to domestic customers, thereby decreasing export sales to 60% of total net sales. Nonetheless, the Company anticipates that international sales, including sales to South Korea, will continue to account for a significant portion of net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Although the Company's foreign system sales are primarily denominated in U.S. dollars and the Company does not engage in hedging transactions, the Company's foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could have the effect of making the Company's products more or less expensive. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     A substantial portion of the Company's sales is in Asia. Recent turmoil in the Asian financial markets has resulted in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, Dynamic Random Access Memory ("DRAM") prices have fallen dramatically and may continue to do so as some Asian integrated circuit ("IC") manufacturers may be selling DRAMs at less than cost in order to raise cash. These developments may affect the Company in several ways. Currency devaluation may make dollar-denominated goods, such as the Company's, more expensive for Asian clients. Asian manufacturers may limit capital spending. Furthermore, the uncertainty of the DRAM market may cause manufacturers everywhere to delay capital spending plans. These circumstances may also affect the ability of Company customers to meet their payment obligations, resulting in the cancellations or deferrals of existing orders and the limitation of additional orders. Some of the Company's South Korean customers have rescheduled their required delivery dates for orders previously placed and have announced delays in the facilitization of their new manufacturing areas. In addition, some portion of IC fabrication plant construction has been subsidized by Asian governments. Financial turmoil may weaken these governments' willingness to continue such subsidies. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

     CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY. The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for ICs and products utilizing ICs. The semiconductor industry is cyclical and experiences periodic downturns, which have an adverse effect on the semiconductor industry's demand for semiconductor manufacturing capital equipment. Semiconductor industry downturns have adversely affected the Company's revenues, operating margins and results of operations. There can be no assurance that the Company's revenues and operating results will not continue to be materially and adversely affected by future downturns in the semiconductor industry. In addition, the need for continued investment in R&D, substantial capital equipment requirements and extensive ongoing worldwide customer service and support capability limits the Company' ability to reduce expenses. Accordingly, there is no assurance that the Company will be able to attain profitability in the future.

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

     COMPETITION. The semiconductor manufacturing capital equipment industry is highly competitive. Genus faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources in order to offer a broader range of products, to maintain customer service and support centers worldwide and to invest in product and process R&D. Many of the Company's existing and potential competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, as well as greater name recognition than the Company. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering chemical vapor deposition ("CVD") products similar to those sold by the Company, it would materially adversely affect the Company's ability to sell its products to these manufacturers. There can be no assurance that the Company will continue to compete successfully in the United States or worldwide. The Company faces direct competition in CVD tungsten silicide ("WSiX") from Applied Materials, Inc. and Tokyo Electron, Ltd. There can be no assurance that these or other competitors will not succeed in developing new technologies, offering products at lower prices than those of the Company or obtaining market acceptance for products more rapidly than the Company.

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

     PRODUCT CONCENTRATION; RAPID TECHNOLOGICAL CHANGE. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company derives its revenue primarily from the sale of its WSiX CVD systems. The Company estimates that the life cycle for these systems is generally three to five years. The Company believes that its future prospects will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities. As a result, the Company expects to continue to make significant investments in R&D. The Company also must manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing and future processes in a timely manner to satisfy customer needs or achieve market acceptance. The failure to do so could adversely affect the Company's business, financial condition and results of operations. Furthermore, if the Company is not successful in the development of advanced processes or equipment for manufacturers with whom it currently does business, its ability to sell its products to those manufacturers would be adversely affected.

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

     From time-to-time, the Company has received notices from third parties alleging infringement of such parties' patent rights by the Company's products. In such cases, it is the policy of the Company to defend against the claims or negotiate licenses on commercially reasonable terms where considered appropriate. However, no assurance can be given that the Company will be able to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company's business and financial results.

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

     DEPENDENCE ON INDEPENDENT DISTRIBUTORS. The Company currently sells and supports its CVD products through direct sales and customer support organizations in the U.S., South Korea and through seven exclusive, independent sales representatives and distributors in the U.S., Europe, South Korea, Taiwan, Hong Kong and Singapore. The Company does not have any long-term contracts with its sales representatives and distributors.
Although the Company believes that alternative sources of distribution are available, the disruption or termination of its existing distributor relationships could have a temporary adverse effect on the Company's business, financial condition and results of operations.

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

                         PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     See Subsequent Events discussion regarding redemption and exchange of Series A Convertible Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The Exhibits listed on the accompanying "Index to Exhibits" are filed as part hereof, or incorporated by reference into, the report.

(b)  Report on Form 8-K

     The Company filed a Current Report on Form 8-K dated April 24, 1998 to describe the sale to Varian Associates, Inc. of the ion implant equipment product line.

     The Company filed a Current Report on Form 8-K/A dated May 7, 1998.

                                  GENUS, INC.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1998               GENUS, INC.


                                     /s/ William W.R. Elder
                                     ------------------------------------
                                     William W.R. Elder
                                     Chairman and Chief Executive Officer



                                     /s/ Kenneth Schwanda
                                     ------------------------------------
                                     Kenneth Schwanda
                                     Vice President, Finance
                                     (Principal Accounting Officer)

                                  GENUS, INC.
                              INDEX TO EXHIBITS

Exhibit   Description
-------   ---------------------------------------------------------------------

  2.1 Asset Purchase Agreement, dated April 15, 1998, by and between Varian Associates, Inc. and Registrant and exhibits thereto (2)

  4.2 Convertible Preferred Stock Purchase Agreement, dated February 2, 1998, among the Registrant and the Investors (1)

  4.3 Registration Rights Agreement, dated February 2, 1998, among the Registrant and the Investors (1)

  4.4 Certificate of Determination of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (1)

  4.5 Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Preferred Stock (4)

  4.6 Redemption and Exchange Agreement, dated July 16, 1998, among the Registrant and the Investors (4)

 10.17 Settlement Agreement and Mutual Release, dated April 20, 1998, between Registrant and James T. Healy (3)

 10.18    Form of Change of Control Severance Agreement (3)

 10.19 Settlement Agreement and Mutual Release, dated June 30, 1998, between Registrant and John Aldeborgh

 10.20 Settlement Agreement and Mutual Release, dated July 15, 1998, between Registrant and Mary Bobel

 27.1     Financial Data Schedule


-------------------
(1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated February 12, 1998.

(2) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated April 15, 1998.

(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1997.

(4) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated July 29, 1998.