Form 10-Q/A
period 1998-06-30
GENUS INC
filed 1998-10-20
CIK 837913

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 1998        1997      1998       1997
                                               --------    --------  --------   --------
Net sales                                      $ 12,970    $ 19,351  $ 20,208   $ 39,032

Costs and expenses:
 Cost of goods sold                              11,718      11,540    18,659     23,853
 Research and development                         2,939       3,058     6,271      6,249
 Selling, general and administrative              5,683       4,189     9,906      8,056
 Special charge                                  11,222           -    11,222          -
                                               --------    --------  --------   --------
 Income (loss) from operations                 (18,592)        564   (25,850)       874

Other, net                                         (237)        (82)     (393)       (97)
                                               --------    --------  --------   --------
 Income (loss) before income taxes              (18,829)        482   (26,243)       777

Provision for income taxes                            -         186         -        300
                                               --------    --------  --------   --------
 Net income (loss)                              (18,829)        296   (26,243)       477

 Deemed dividends on preferred stock                (74)          -    (1,903)         -
                                               --------    --------  --------   --------
 Net income (loss) available to
 common shareholders                           $(18,903)   $    296  $(28,146)  $    477
                                               --------    --------  --------   --------
                                               --------    --------  --------   --------
Net income (loss) available to common
shareholders per common share and per
common share assuming dilution                 $  (1.10)   $   0.02  $  (1.64)  $   0.03
                                               --------    --------  --------   --------
                                               --------    --------  --------   --------
Comprehensive income (loss)                    $(18,656)   $    321  $(25,809)  $    390
                                               --------    --------  --------   --------
                                               --------    --------  --------   --------

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

Date:  October 20, 1998              GENUS, INC.


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

  4.5 Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Preferred Stock (4)

  4.6 Redemption and Exchange Agreement, dated July 16, 1998, among the Registrant and the Investors (4)

 10.17 Settlement Agreement and Mutual Release, dated April 20, 1998, between Registrant and James T. Healy (3)

 10.18    Form of Change of Control Severance Agreement (3)

 10.19 Settlement Agreement and Mutual Release, dated June 30, 1998, between Registrant and John Aldeborgh (5)

 10.20 Settlement Agreement and Mutual Release, dated July 15, 1998, between Registrant and Mary Bobel (5)

 27.1     Financial Data Schedule (5)


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

(5)  Previously Filed