Form 10-Q/A
period 1998-06-30
GENUS INC
filed 1998-11-16
CIK 837913

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-Q/A2

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

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                               1998 (a)         1997        1998 (a)          1997
                                                             ----------      ---------     ---------      ---------
Net sales                                                    $  10,270      $  19,351      $  17,508      $  39,032

Costs and expenses:
   Cost of goods sold                                            9,724         11,540         16,665         23,853
   Research and development                                      2,939          3,058          6,271          6,249
   Selling, general and administrative                           5,683          4,189          9,906          8,056
   Special charge                                               13,216             --         13,216             --
                                                             ----------      ---------     ---------      ---------
     Income (loss) from operations                             (21,292)           564        (28,550)           874

Other, net                                                        (237)           (82)          (393)           (97)
                                                             ----------      ---------     ---------      ---------
   Income (loss) before income taxes                           (21,529)           482        (28,943)           777

Provision for income taxes                                          --            186             --            300
                                                             ----------      ---------     ---------      ---------
   Net income (loss)                                           (21,529)           296        (28,943)           477

   Deemed dividends on preferred stock                             (74)            --         (1,903)            --
                                                             ----------      ---------     ---------      ---------
   Net income (loss) available to common shareholders        $ (21,603)      $    296       $(30,846)      $    477
                                                             ----------      ---------     ---------      ---------
                                                             ----------      ---------     ---------      ---------
Net income (loss) available to common
shareholders per common share and
per common share assuming dilution                           $   (1.26)      $   0.02      $   (1.80)     $    0.03
                                                             ----------      ---------     ---------      ---------
                                                             ----------      ---------     ---------      ---------
Comprehensive income (loss)                                  $ (21,356)       $   321       $(28,509)     $     390
                                                             ----------      ---------     ---------      ---------
                                                             ----------      ---------     ---------      ---------


(a) See "Restatement Note" in the accompanying notes to the consolidated financial statements


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            GENUS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             UNAUDITED        AUDITED
                                                              JUNE 30,      DECEMBER 31,
                                                               1998            1997
                                                            ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                  $  3,754       $  8,700
   Accounts receivable (net of allowance for doubtful
   accounts of $1,103 in 1998 and $1,097 in 1997)                9,155         19,469
   Inventories                                                   5,173         28,986
   Net assets held for sale                                     25,130             --
   Other current assets                                            778          1,029
                                                            ------------    ------------
     Total current assets                                       43,990         58,184

   Property and equipment, net                                   4,628         15,276
   Other assets, net                                               734          3,278
                                                            ------------    ------------
     Total assets                                            $  49,352      $  76,738
                                                            ------------    ------------
                                                            ------------    ------------


LIABILITIES
Current liabilities:
   Short term bank borrowings                                 $  2,800       $  7,200
   Accounts payable                                             11,527          8,723
   Accrued expenses                                             10,205         10,613
   Current portion of long-term debt                                --            874
                                                            ------------    ------------
     Total current liabilities                                  24,532         27,410

   Long-term debt, less current portion                             36            971
                                                            ------------    ------------
     Total liabilities                                          24,568         28,381
                                                            ------------    ------------

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
   Authorized, 2,000,000 shares;
   Issued and outstanding 98,000 shares at June 30, 1998
    and none at December 31, 1997                                6,098             --
Common stock, no par value:
   Authorized 50,000,000 shares;
   Issued and outstanding 17,314,141 shares at
   June 30, 1998 and 17,120,628 shares at
   December 31, 1997                                            99,779         99,149
Accumulated deficit                                            (79,598)       (48,863)
Cumulative translation adjustment                               (1,495)        (1,929)
                                                            ------------    ------------
   Total shareholders' equity                                   24,784         48,357
                                                            ------------    ------------
     Total liabilities and shareholders' equity              $  49,352      $  76,738
                                                            ------------    ------------
                                                            ------------    ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            GENUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 SIX MONTHS ENDED
                                                                      JUNE 30,
                                                            --------------------------
                                                                 1998          1997
                                                            ------------   -----------
Cash flows from operating activities:
   Net income (loss)                                        $  (28,943)        $  477
   Adjustments to reconcile net income (loss) to net cash
   from operating activities:
     Depreciation and amortization                               1,863          2,420
     Special Charge                                             13,216             --
     Changes in assets and liabilities:
         Accounts receivable                                    10,402         (9,973)
         Inventories                                            (2,656)         1,629
         Other current assets                                      251           (222)
         Accounts payable                                        2,804          1,630
         Accrued expenses                                         (620)          (764)
         Other, net                                               (817)           113
                                                            ------------   -----------
           Net cash used in operating activities                (4,500)        (4,690)
                                                            ------------   -----------
Cash flows from investing activities:
   Acquisition of property and equipment                          (373)          (390)
                                                            ------------   -----------
     Net cash used in investing activities                        (373)          (390)
                                                            ------------   -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                          121            715
   Proceeds from issuance of preferred stock and
   warrants, net                                                 4,815             --
   Proceeds from short-term bank borrowings                         --         10,346
   Payments of short-term bank borrowings                       (4,400)        (5,500)
   Payments of long-term debt                                     (739)          (814)
                                                            ------------   -----------
     Net cash provided by financing activities                    (203)         4,747
                                                            ------------   -----------
Effect of exchange rate changes on cash                            130            (14)
Net decrease in cash and cash equivalents                       (4,946)          (347)
Cash and cash equivalents, beginning of period                   8,700         11,827
                                                            ------------   -----------
Cash and cash equivalents, end of period                      $  3,754      $  11,480
                                                            ------------   -----------
                                                            ------------   -----------


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

   A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows:

                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                     JUNE 30,                      JUNE 30,
                                                                               1998            1997         1998              1997
                                                                           -----------      ---------    ----------        ---------
Numerator-basic:
   Net income (loss)                                                       $  (21,529)       $   296     $  (28,943)       $   477
   Deemed dividends on preferred stock                                            (74)            --         (1,903)            --
                                                                           -----------      ---------    ----------        ---------
      Net income (loss) available to common shareholders                   $  (21,603)       $   296     $  (30,846)       $   477
                                                                           -----------      ---------    ----------        ---------
                                                                           -----------      ---------    ----------        ---------
Denominator-basic:
   Weighted average common shares outstanding                                  17,160         16,782         17,143         16,760
                                                                           -----------      ---------    ----------        ---------
                                                                           -----------      ---------    ----------        ---------
Basic net income (loss) per share available to common
shareholders                                                               $    (1.26)       $  0.02       $  (1.80)       $  0.03
                                                                           -----------      ---------    ----------        ---------
                                                                           -----------      ---------    ----------        ---------
Numerator-diluted:
   Net income (loss)                                                       $  (21,529)       $   296     $  (28,943)       $   477
   Deemed dividends on preferred stock                                            (74)            --         (1,903)            --
                                                                           -----------      ---------    ----------        ---------
      Net income (loss) available to common shareholders                   $  (21,603)       $   296     $  (30,846)       $   477
                                                                           -----------      ---------    ----------        ---------
                                                                           -----------      ---------    ----------        ---------
Denominator-diluted:
   Weighted average common shares outstanding                                  17,160         16,782         17,143         16,760
   Effect of dilutive securities:  stock options                                   --             72             --             95
                                                                           -----------      ---------    ----------        ---------
                                                                               17,160         16,854         17,143         16,855
                                                                           -----------      ---------    ----------        ---------
                                                                           -----------      ---------    ----------        ---------
Diluted net income (loss) per share available to common
shareholders                                                               $    (1.26)       $  0.02       $  (1.80)       $  0.03
                                                                           -----------      ---------    ----------        ---------
                                                                           -----------      ---------    ----------        ---------

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

STATEMENT OF CASH FLOW INFORMATION


                                                                 (DOLLARS IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                               -----------------------
                                                                  1998          1997
                                                               ---------      --------
Supplemental Cash Flow Information:

   Cash paid during the period for:
      Interest                                                 $   177         $  188
      Income taxes                                                  --              2

   Non-cash investing activities:
      Purchase of property and equipment under long-term
      debt obligations                                         $    --         $  753

   Non-cash financing activities:
      Deemed dividends on preferred stock related to
      beneficial conversion feature                            $ 1,792         $   --
      Net assets held for sale                                  25,130             --
      Conversion of Series A Convertible Preferred Stock
      to common stock                                              124             --



LINE OF CREDIT

   The Company had a revolving line of credit agreement with a bank that provided for maximum borrowings of $10 million which expired in July 1998. At June 30, 1998, the Company had $2.8 million in borrowings outstanding under the line of credit which were paid off in July 1998 with proceeds from the Asset Sale, as defined below. See "Asset Sale".

                            GENUS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 (UNAUDITED)


INVENTORIES
INVENTORIES COMPRISE THE FOLLOWING:

                                                             (DOLLARS IN THOUSANDS)

                                                              JUNE 30,     DECEMBER 31,
                                                               1998           1997
                                                            ------------   ------------
Raw materials and parts                                       $  2,702      $  15,210
Work in progress                                                 2,092          6,879
Finished goods                                                     379          6,897
                                                            ------------   ------------
                                                              $  5,173      $  28,986
                                                            ------------   ------------
                                                            ------------   ------------



ACCRUED EXPENSES
ACCRUED EXPENSES COMPRISE THE FOLLOWING:

                                                              (DOLLARS IN THOUSANDS)

                                                              JUNE 30,     DECEMBER 31,
                                                               1998           1997
                                                            ------------   ------------
System installation and warranty                                $  879       $  3,741
Accrued commissions and incentives                                 631          2,062
Accrued payroll and related items                                  435          1,264
Other                                                            8,260          3,546
                                                            ------------   ------------
                                                             $  10,205      $  10,613
                                                            ------------   ------------
                                                            ------------   ------------


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

SPECIAL CHARGE

   During the second quarter of 1998, the Company incurred a special charge of $13.2 million. Included in this charge are personnel charges of $1.9 million associated with the Company's reduction in workforce as well as $5.4 million in inventory write-downs, and $1.2 million in property and equipment write-downs. In addition, the Company has provided $1.5 million for expenses associated with the closing of several sales offices and transaction losses as a result of the sale of the ion implant group to Varian. Also included in the special charge are $1.2 million in legal, accounting and banking fees associated with the Varian transaction. Finally, the special charge includes a $2.0 million write-off of ion implant inventory that is currently a matter of dispute with Varian in connection with the Asset Sale to Varian. The Company and Varian are in the process of resolving the dispute through arbitration to determine whether Genus or Varian has rights to the one ion implant sale and inventory. In accordance with generally accepted accounting principles, if and when the Company prevails in the arbitration, any adjustments to the Company's financial statements as a result of this gain contingency will be made in the quarter in which the decision is rendered and the collection of the amount in question is probable. The Company is not conceding any rights to the disputed sale and believes that it will prevail in the arbitration.

RESTATEMENT

   The Company recognized a sale of $2.7 million in the second quarter which was determined to be not in accordance with GAAP, and subsequently reversed. The appropriate adjustments for the reversal of this sale were made to revenue, profit, and accounts receivable in the second quarter, and are reflected in the Company's current financial statements. The amounts for net loss, net loss available to common shareholders, and net loss available to common shareholders per common share and per common share assuming dilution for the three and six month periods ended June 30, 1998 have been restated from amounts previously reported to reflect the reversal of a recorded sale and the resulting increase in the special charge. These retroactive adjustments increased net loss available to common shareholders by $2.7 million ($0.16 per common share) for the three and six month periods ended June 30, 1998 as follows:

                                          (DOLLARS IN THOUSANDS,
                                          EXCEPT PER SHARE DATA)
                                        THREE MONTHS      SIX MONTHS
                                           ENDED             ENDED
                                        JUNE 30, 1998    JUNE 30, 1998
                                        -------------  ----------------
Previously reported                     $  (18,903)    $  (28,146)
Adjustments                                 (2,700)        (2,700)
As adjusted                             $  (21,603)    $  (30,846)


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

RESULTS OF OPERATIONS

   Net sales for the three and six months ended June 30, 1998 were $10.3 million and $17.5 million, respectively, compared to net sales of $19.4 million and $39.0 million for the corresponding periods in 1997. The decline is attributable to lower unit sales of systems as well as lower revenue from spares and service largely as a result of the Asian financial crisis which began for the Company during the fourth quarter of 1997. After modest sales growth for the first nine months of 1997 compared to 1996, during the fourth quarter of 1997, the Company's sales fell from the immediate-prior quarter, and weakness among the Company's Asian customers continued during the first half of 1998.

   Gross margin for the three and six month periods ended June 30, 1998 was 5% and 5%, compared to 40% and 39%, respectively, for the same periods in 1997.
The gross margin for the first half of 1998 was negatively impacted by the depressed level of sales resulting in underabsorption of fixed manufacturing and service costs and lower average selling prices. Even at relatively constant higher levels of sales, the Company's gross margins have historically been affected by variations in average selling prices, changes in the mix of product sales, unit shipment levels, the level of foreign sales, and competitive pricing pressures.

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

   Selling, general and administrative expenses ("SG&A") were $5.7 million for the second quarter of 1998. Included in this amount is a $1.4 net million charge for the write-off of an account receivable from Innotech Corporation, the Company's Japanese distributor. Absent this write-off, SG&A increased slightly relative to the second quarter of 1997.

   During the second quarter of 1998, the Company incurred a special charge of $13.2 million. Included in this charge are personnel charges of $1.9 million associated with the Company's reduction in workforce as well as $5.4 million in inventory write-downs, and $1.2 million in property and equipment write-downs. In addition, the Company has provided $1.5 million for expenses associated with the closing of several sales offices and transaction losses as a result of the sale of the ion implant equipment product line to Varian Associates, Inc. ("Varian"). Also included in the special charge are $1.2 million in legal, accounting and banking fees associated with the Varian transaction. Finally, the special charge includes a $2.0 million write-off of ion implant inventory that is currently a matter of dispute with Varian in connection with the Asset Sale to Varian. The Company and Varian are in the process of resolving the dispute through arbitration to determine whether Genus or Varian has rights to the one ion implant sale and inventory. In accordance with generally accepted accounting principles, if and when the Company prevails in the arbitration, any adjustments to the Company's financial statements as a result of this gain contingency will be made in the quarter in which the decision is rendered and the collection of the amount in question is probable. The Company is not conceding any rights to the disputed sale and believes that it will prevail in the arbitration.

   The net loss for the quarter ended June 30, 1998 was $21.5 million. This compares with net income of $296,000 for the second quarter of 1997. The net loss for the six month period was $28.9 million, compared to net income of $477,000 for the first six months of 1997.

   In February 1998, the Company issued $5 million of Series A Convertible Preferred Stock ("Series A Stock") in a private placement. Warrants were also issued as part of the transaction. During the first quarter, the Company recorded deemed dividends on preferred stock of $1.8 million to reflect the difference between the proceeds allocated to the Series A Stock and the fair value of the Series A Stock (assuming immediate conversion) upon issuance. For the second quarter, the Company recorded dividends of $74,000. These charges resulted in a net loss available to common shareholders of $21.6 million, or $1.26 per share for the second quarter of 1998 and a net loss available to common shareholders of $30.8 million or $1.80 per share for the first half of 1998. In July 1998, the Company redeemed 70,000 shares of the Series A Stock and exchanged the remaining 28,000 shares of Series A Stock for 28,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). See "Subsequent Events
- Redemption and Exchange of Series A Convertible Preferred Stock".

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash and cash equivalents decreased to $3.8 million at June 30, 1998 from $8.7 million at year-end. Accounts receivable declined from $19.5 million at year-end to $9.2 million at June 30, 1998. The decline in accounts receivable is due to the lower sales level as well as collections during the quarter, and the $3.0 million write-off of an account receivable from Innotech Corporation. The Company's primary source of funds at June 30, 1998 consisted of $3.8 million in cash. The Company had a $10.0 million revolving line of credit, secured by substantially all of the assets of the Company which expired in July 1998. At June 30, 1998, the Company had $2.8 million of borrowings outstanding under the line of credit, which were paid off with proceeds from the Asset Sale, as defined below. See "Subsequent Events - Asset Sale to Varian".

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

   HISTORICAL PERFORMANCE. Although the Company had net income of $19.3 million and $4.2 million in the years ended December 31, 1995 and 1994, the Company experienced losses of $19.3 million, $9.2 million, and $6.9 million for the years ended December 31, 1997, 1996 and 1993, respectively. In addition, the Company experienced an additional operating loss of $28.9 million in the first half of 1998. As a result of the Company's inconsistent sales and operating results in recent years, there can be no assurance that the Company will be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or that the Company will be able to attain or maintain consistent profitability on a quarterly or annual basis.

   RELIANCE ON A SMALL NUMBER OF CUSTOMERS AND CONCENTRATION OF CREDIT RISK. The Company continued its efforts to expand its customer base in 1997 and was successful, with new customers in Taiwan and North America. Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. In 1997, two customers, Samsung Electronics Company, Ltd. and Innotech Corporation accounted for 47% and 17%, respectively, of the Company's net sales. In 1996, these same two customers accounted for 53% and 18%, respectively, of the Company's net sales. With the sale of its ion implantation business in July 1998, the Company's main customer for its current generation product is Samsung Electronics Company, Ltd., which accounted for over 90% of the Company's net sales of thin film products in 1997 and 1996. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future product sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Furthermore, sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. The loss of a significant customer or any reduction in orders from a significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could have a material adverse affect on the Company's business, financial condition and results of operations.

   The Company is dependent on a small number of customers. Accordingly, the Company is subject to concentration of credit risk. If a major customer were to encounter financial difficulties and become unable to meet its obligations, the Company would be adversely impacted.

   RELIANCE ON INTERNATIONAL SALES. Export sales accounted for approximately 74%, 84% and 88% of total net sales in the years ended 1997, 1996 and 1995, respectively. In addition, net sales to South Korean customers accounted for approximately 50%, 59% and 63%, respectively, of total net sales during the same periods. During the first half of 1998, the Company sold three systems, two of which were sold to domestic customers, thereby decreasing export sales to 40% of total net sales. Nonetheless, the Company anticipates that international sales, including sales to South Korea, will continue to account for a significant portion of net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Although the Company's foreign system sales are primarily denominated in U.S. dollars and the Company does not engage in hedging transactions, the Company's foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could have the effect of making the Company's products more or less expensive. There can be no assurance that any of these factors will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

   CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY. The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for ICs and products utilizing ICs. The semiconductor industry is cyclical and experiences periodic downturns, which have an adverse affect on the semiconductor industry's demand for semiconductor manufacturing capital equipment. Semiconductor industry downturns have adversely affected the Company's revenues, operating margins and results of operations. There can be no assurance that the Company's revenues and operating results will not continue to be materially and adversely affected by future downturns in the semiconductor industry. In addition, the need for continued investment in R&D, substantial capital equipment requirements and extensive ongoing worldwide customer service and support capability limits the Company's ability to reduce expenses. Accordingly, there is no assurance that the Company will be able to attain profitability in the future.

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

   DEPENDENCE ON NEW PRODUCTS AND PROCESSES. The Company believes that its future performance will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities. As a result, the Company expects to continue to invest in R&D. The Company also must manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. There can be no assurance that the market will accept the Company's new products or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner to satisfy customer needs or achieve market acceptance. The failure to do so could have a material adverse affect on the Company's business, financial condition and results of operations. Furthermore, if the Company is not successful in the development of advanced processes or equipment for manufacturers with whom it has formed strategic alliances, its ability to sell its products to those manufacturers would be adversely affected.

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

   From time-to-time, the Company has received notices from third parties alleging infringement of such parties' patent rights by the Company's products. In such cases, it is the policy of the Company to defend against the claims or negotiate licenses on commercially reasonable terms where considered appropriate. However, no assurance can be given that the Company will be able to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse affect on the Company's business and financial results.

   DEPENDENCE ON KEY SUPPLIERS. Certain of the components and sub-assemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. Disruption or termination of these sources could have a temporary adverse affect on the Company's operations. The Company believes that alternative sources could be obtained and qualified to supply these products, if necessary. Nevertheless, a prolonged inability to obtain certain components could have a material adverse affect on the Company's business, financial condition and results of operations.

   DEPENDENCE ON INDEPENDENT DISTRIBUTORS. The Company currently sells and supports its CVD products through direct sales and customer support organizations in the U.S., South Korea and through seven exclusive, independent sales representatives and distributors in the U.S., Europe, South Korea, Taiwan, Hong Kong and Singapore. The Company does not have any long-term contracts with its sales representatives and distributors. Although the Company believes that alternative sources of distribution are available, the disruption or termination of its existing distributor relationships could have a temporary adverse affect on the Company's business, financial condition and results of operations.

   VOLATILITY OF STOCK PRICE. The Company's Common Stock has experienced substantial price volatility, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of, or announcements by, the Company, its competitors or its customers, announcements of technological innovations or new products by the Company or its competitors, changes in earnings estimates by securities analysts and other events or factors. Also, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies, in particular, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions in the United States and the countries in which the Company does business, may adversely affect the market price of the Company's Common Stock. In addition, the occurrence of any of the events described in these "Risk Factors" could have a material adverse affect on such market price.

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






Date:  November 16, 1998           GENUS, INC.



                                   /s/ William W.R. Elder
                                   ------------------------------------
                                   William W.R. Elder
                                   Chairman and Chief Executive Officer


                                   /s/ Kenneth Schwanda
                                   -------------------------------------
                                   Kenneth Schwanda
                                   Vice President, Finance
                                   (Principal Accounting Officer)

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

-----------------------------------

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