Form 10-Q
period 1998-09-30
GENUS INC
filed 1998-11-16
CIK 837913

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

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

                              Yes   X         No
                                  -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at November 6, 1998:                17,361,162
                                                           ----------------

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GENUS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                           1998             1997            1998            1997
                                                        -----------     ------------    ------------    ------------
Net sales                                               $    9,804      $   24,375      $   27,312      $   63,407

Costs and expenses:
   Cost of goods sold                                        5,889          16,024          22,554          39,877
   Research and development                                  1,517           3,066           7,788           9,315
   Selling, general and administrative                       2,347           4,358          12,253          12,414
   Special charge                                               --              --          13,216              --
                                                        -----------     ------------    ------------    ------------
     Income (loss) from operations                              51             927         (28,499)          1,801

Other, net                                                     (11)            (94)           (404)           (191)
                                                        -----------     ------------    ------------    ------------
   Income (loss) before income taxes                            40             833         (28,903)          1,610

Provision for income taxes                                      --             321              --             621
                                                        -----------     ------------    ------------    ------------
   Net income (loss)                                            40             512         (28,903)            989

   Deemed dividends on preferred stock                          --              --          (1,903)             --
                                                        -----------     ------------    ------------    ------------

   Net income (loss) available to common
   shareholders                                         $       40      $      512        $(30,806)     $      989
                                                        -----------     ------------    ------------    ------------
                                                        -----------     ------------    ------------    ------------

Net income (loss) available to common
shareholders per common share and per common
share assuming dilution                                         --      $     0.03      $   (1.79)      $     0.06
                                                        -----------     ------------    ------------    ------------
                                                        -----------     ------------    ------------    ------------

Comprehensive income (loss)                             $      (42)     $      432      $  (28,551)     $      822
                                                        -----------     ------------    ------------    ------------
                                                        -----------     ------------    ------------    ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          GENUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             UNAUDITED                AUDITED
                                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                                1998                    1997
                                                                         ------------------      ------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $       6,408           $       8,700
   Restricted cash                                                               1,000                      --
   Accounts receivable (net of allowance for doubtful
   accounts of $245 in 1998 and $1,097 in 1997)                                 10,499                  19,469
   Inventories                                                                   4,685                  28,986
   Other current assets                                                            308                   1,029
                                                                         ------------------      ------------------
     Total current assets                                                       22,900                  58,184

   Property and equipment, net                                                   4,465                  15,276
   Other assets, net                                                               470                   3,278
                                                                         ------------------      ------------------
     Total assets                                                        $      27,835           $      76,738
                                                                         ------------------      ------------------
                                                                         ------------------      ------------------
LIABILITIES
Current liabilities:
   Short term bank borrowings                                            $          --           $       7,200
   Accounts payable                                                              1,383                   8,723
   Accrued expenses                                                              6,430                  10,613
   Current portion of long-term debt                                                --                     874
                                                                         ------------------      ------------------
   Total current liabilities                                                     7,813                  27,410
   Long-term debt, less current portion                                             10                     971
                                                                         ------------------      ------------------
   Total liabilities                                                             7,823                  28,381
                                                                         ------------------      ------------------
Redeemable Preferred stock, no par value:
   Authorized, 2,000,000 shares;
   Issued and outstanding 28,000 shares at
   September 30, 1998 and none at December 31, 1997                              1,324                      --

SHAREHOLDERS' EQUITY
   Common stock, no par value:
   Authorized 50,000,000 shares; Issued and outstanding 17,361,162 shares at September 30, 1998 and 17,120,628 shares at
   December 31, 1997                                                            99,778                  99,149
Accumulated deficit                                                            (79,513)                (48,863)
Cumulative translation adjustment                                               (1,577)                 (1,929)
                                                                         ------------------      ------------------
   Total shareholders' equity                                                   18,688                  48,357
                                                                         ------------------      ------------------
     Total liabilities, redeemable preferred stock, and
     shareholders' equity                                                $      27,835           $      76,738
                                                                         ------------------      ------------------
                                                                         ------------------      ------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          GENUS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            ------------------------------
                                                                                1998             1997
                                                                            ------------     -------------
Cash flows from operating activities:
   Net income (loss)                                                        $  (28,903)      $      989
   Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation and amortization                                               2,315            3,651
     Special Charge                                                             13,216               --
     Changes in assets and liabilities:
       Accounts receivable                                                       9,027          (13,832)
       Inventories                                                              (1,721)             625
       Other current assets                                                        721             (946)
       Accounts payable                                                         (7,340)           3,379
       Accrued expenses                                                         (3,966)             143
       Other, net                                                                 (643)              63
                                                                            ------------     -------------
         Net cash used in operating activities                                 (17,294)          (5,928)
                                                                            ------------     -------------
Cash flows from investing activities:
   Acquisition of property and equipment                                           (442)           (565)
   Sales of Ion Technology Products                                              23,150              --
                                                                            ------------     -------------
     Net cash used in investing activities                                       22,708            (565)
                                                                            ------------     -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                          120              782
   Proceeds from issuance of preferred stock and warrants, net                   4,816               --
   Redemption of preferred stock                                                (4,725)              --
   Proceeds from short-term bank borrowings                                         --           15,896
   Payments of short-term bank borrowings                                       (7,200)          (8,416)
   Payments of long-term debt                                                     (870)          (1,071)
                                                                            ------------     -------------
     Net cash provided by financing activities                                  (7,859)           7,191
                                                                            ------------     -------------
Effect of exchange rate changes on cash                                            153              (65)
Net increase (decrease) in cash and cash equivalents                            (2,292)             633
Cash and cash equivalents, beginning of period                                   8,700           11,827
                                                                            ------------     -------------
                                                                            ------------     -------------
Cash and cash equivalents, end of period                                    $    6,408       $   12,460
                                                                            ------------     -------------
                                                                            ------------     -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (UNAUDITED)

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

     A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows:

                                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                        1998          1997           1998          1997
                                                                    ------------  ------------   ------------  ------------
Numerator-basic:
   Net income (loss)                                                $       40    $      512     $  (28,903)   $      989
   Deemed dividends on preferred stock                                      --            --         (1,903)           --
                                                                    ------------  ------------   ------------  ------------
     Net income (loss) available to common shareholders             $       40    $      512     $  (30,806)   $      989
                                                                    ------------  ------------   ------------  ------------
Denominator-basic:
   Weighted average common shares outstanding                           17,361         16,954        17,216        16,824
                                                                    ------------  ------------   ------------  ------------
Basic net income (loss) per share available to common
shareholders                                                        $       --    $     0.03     $    (1.79)   $     0.06
                                                                    ------------  ------------   ------------  ------------
Numerator-diluted:
   Net income (loss)                                                $       40    $      512     $  (28,903)   $      989
   Deemed dividends on preferred stock                                      --            --         (1,903)           --
                                                                    ------------  ------------   ------------  ------------
     Net income (loss) available to common shareholders             $       40    $      512     $  (30,806)   $      989
                                                                    ------------  ------------   ------------  ------------
Denominator-diluted:
   Weighted average common shares outstanding                           17,361        16,954         17,216        16,824
   Effect of dilutive securities:  stock options                            52           106             --            99
                                                                    ------------  ------------   ------------  ------------
                                                                        17,413        17,060         17,216        16,923
                                                                    ------------  ------------   ------------  ------------
Diluted net income (loss) per share available to common
shareholders                                                        $       --    $     0.03     $    (1.79)   $     0.06
                                                                    ------------  ------------   ------------  ------------

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (UNAUDITED)

     Stock options to purchase approximately 1,856,043 weighted average shares of common stock were outstanding during the nine months ended September 30, 1998 but were not included in the computation of diluted loss per share because the Company has a net loss for the nine months ended September 30, 1998.

     Stock options to purchase approximately 1,634,918 weighted average shares of common stock were outstanding during the nine months ended September 30, 1997 but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

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

STATEMENT OF CASH FLOW INFORMATION

                                                                                (DOLLARS IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            ------------------------------
                                                                                1998             1997
                                                                            ------------     -------------
Supplemental Cash Flow Information:

   Cash paid during the period for:
     Interest                                                               $      183       $      298
     Income taxes                                                                    1                2

   Non-cash investing activities:
     Purchase of property and equipment under long-term debt
     obligations                                                            $       --       $      753

   Non-cash financing activities:
     Deemed dividends on preferred stock related to beneficial
     conversion feature                                                     $    1,792       $       --

     Conversion of Series A Convertible Preferred Stock to
     common stock                                                                  124               --

LINE OF CREDIT

     The Company secured a $5 million Accounts Receivable Purchase Agreement with a bank, and is currently negotiating an additional $5 million revolving line of credit with the same bank. At September 30, 1998, the Company had no outstanding borrowings under the Accounts Receivable Purchase Agreement.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (UNAUDITED)

INVENTORIES
INVENTORIES COMPRISE THE FOLLOWING:

                                                                                (DOLLARS IN THOUSANDS)

                                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                                1998                    1997
                                                                         ------------------      ------------------
Raw materials and parts                                                  $       3,029           $      15,210
Work in progress                                                                 1,277                   6,879
Finished goods                                                                     379                   6,897
                                                                         ------------------      ------------------
                                                                         $       4,685           $      28,986
                                                                         ------------------      ------------------

ACCRUED EXPENSES
INVENTORIES COMPRISE THE FOLLOWING:

                                                                                (DOLLARS IN THOUSANDS)

                                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                                1998                    1997
                                                                         ------------------      ------------------
System installation and warranty                                         $         855           $       3,741
Accrued commissions and incentives                                                 945                   2,062
Accrued payroll and related items                                                  561                   1,264
Other                                                                            4,069                   3,546
                                                                         ------------------      ------------------
                                                                         $       6,430           $      10,613
                                                                         ------------------      ------------------

ASSET SALE TRANSACTION

     In July 1998, the Company completed the ion implant product line sale to Varian Associates, Inc. ("Varian") for approximately $25 million, plus additional payments if certain revenue targets are achieved ("Asset Sale"). The net assets and liabilities transferred to Varian included inventory of $18.9 million, capital equipment and other assets of $9.7 million, and warranty and installation liabilities of $3.6 million. The Company used a portion of the net proceeds of the Asset Sale for repayment of certain outstanding indebtedness and the redemption of 70,000 shares of Series A Convertible Preferred Stock ("Series A Stock"), with the remaining proceeds to be used for working capital and general corporate purposes, including investment in R&D of thin film products.

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

ARBITRATION WITH VARIAN ASSOCIATES, INC.

     The Company and Varian are in the process of resolving a dispute through arbitration as defined in the Asset Purchase Agreement. This dispute is in regard to whether Genus or Varian has rights to one ion implant sale and inventory. In accordance with generally accepted accounting principles, if and when the Company prevails in the arbitration, any adjustments to the Company's financial statements as a result of this gain contingency will be made in the quarter in which the decision is rendered and the collection of the amount in question is probable. The Company is not conceding any rights to the disputed sale and believes that it will prevail in the arbitration.

RESTRUCTURING RESERVE BALANCE

     In the second quarter of 1998, the Company set up a reserve account of $13.2 million for costs associated with restructuring the Company and the closing of the Varian Asset Sale. To date, $12.8 million has or is expected to be charged against this reserve, including inventory of $5.4 million, leasehold improvements of $1.1 million, reduction in workforce costs of $1.7 million, costs associated with closing of foreign offices of $1.4 million, Varian transaction costs of $1.2 million, and the disputed ion implant system contingency of $2.0 million. Any legal costs associated with the pending arbitration with Varian will be charged against the remaining balance of approximately $400,000.

SUBSEQUENT EVENT

REDEMPTION SERIES B CONVERTIBLE PREFERRED STOCK

     On July 29, 1998, the Company exchanged 28,000 shares of Series A Stock for 28,000 shares of Series B Stock, which has a fixed conversion price of $1.25 per share. On October 16, the Company redeemed 12,000 shares of its outstanding Series B Stock for $600,000, leaving 16,000 shares of Series B Stock outstanding. The Series B Stock holders may require the Company at any time to redeem all of its shares outstanding at a redemption price equal to the stated value per share. The Series B stock may be redeemed at the option of the Company on or after July 30, 2003 at a redemption price equal to the product of (i) the average of the closing bid prices for the five trading days immediately preceding (a) July 30, 2003, or (b) the date of payment by the Company of the redemption price, whichever is greater, and (ii) the conversion ratio applicable to the Series B Stock calculated on July 30, 2003.

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

RESULTS OF OPERATIONS

     On July 28, 1998, the Company completed the sale transaction of its ion implant product line to Varian, Inc. During the period of time from July 1 through July 28, all transactions related to the ion implant product line were included in the Company's third quarter operating results. As a result of not incurring two months of ion implant expenses, all expense categories below compare favorably to the prior year.

     Net sales for the three and nine months ended September 30, 1998 were $9.8 million and $27.3 million, respectively, compared to net sales of $24.4 million and $63.4 million for the corresponding periods in 1997. The decline is attributable to lower unit sales of systems, lower revenue from spares and service largely as a result of the Asian financial crisis which began for the Company during the fourth quarter of 1997, and only partial contribution from the ion implant product line. During the fourth quarter of 1997, the Company's sales fell from the immediate-prior quarter, and weakness among the Company's Asian customers continued during the first three quarters of 1998.

     Gross margin for the three and nine months ended September 30, 1998 was 40% and 17%, respectively, compared to 34% and 37%, respectively, for the same periods in 1997. Gross margin for the third quarter of 1998 increased due to lower fixed manufacturing and service expenses as a percentage of sales, reflecting cost containment measures implemented during the second quarter of 1998 and lower ion implant product line expenses absorbed by the Company. The gross margin for the first three quarters of 1998 was negatively impacted by the depressed level of sales resulting in underabsorption of fixed manufacturing and service costs and lower average selling prices. Even at relatively constant higher levels of sales, the Company's gross margins have historically been affected by variations in average selling prices, changes in the mix of product sales, unit shipment levels, the level of foreign sales, and competitive pricing pressures.

     For the third quarter of 1998, research and development expenses ("R&D") were $1.5 million, or 15% of sales, compared to $3.1 million, or 13% of sales, for the third quarter of 1997. R&D spending for the first three quarters of 1998 was $7.8 million, compared to $9.3 million for the first three quarters of 1997. These reductions were almost entirely attributed to lower ion implant expenses incurred during the third quarter of 1998. Despite the general industry slowdown and the near term outlook for sales, the Company continues to invest in R&D to position itself for the fourth quarter of 1998 and beyond. The Company continually evaluates its R&D investment in view of evolving competition and market conditions and expects that R&D spending may increase over the next few quarters.

     Selling, general and administrative expenses ("SG&A") for the three and nine month periods ending September 30, 1998 were $2.3 million and $12.3 million, compared to $4.4 million and $12.4 million, respectively, for the prior year. SG&A spending for the third quarter of 1998 was lower due to the cost containment measures implemented in the second quarter of 1998 and lower ion implant related expenses absorbed by the Company. SG&A spending for the nine months ending September 30, 1998 was relatively flat with the prior year's nine month total, due to the $1.4 million net charge for the write-off of an account receivable from Innotech Corporation in the second quarter of 1998.

     Net income for the quarter ended September 30, 1998 was $40,000. This compares with net income of $512,000 for the third quarter of 1997. The net loss for the nine-month period was $28.9 million, compared to net income of $989,000 for the first nine months of 1997.

     In February 1998, the Company issued $5 million of Series A Convertible Preferred Stock ("Series A Stock") in a private placement. Warrants were also issued as part of the transaction. During the first quarter, the Company recorded deemed dividends on preferred stock of $1.8 million to reflect the difference between the proceeds allocated to the Series A Stock and the fair value of the Series A Stock (assuming immediate conversion) upon issuance. For the second quarter, the Company recorded dividends of $74,000. These charges resulted in a net loss available to common shareholders of $30.8 million or $1.79 per share for the first nine months of 1998. In July 1998, the Company redeemed 70,000 shares of the Series A Stock and exchanged the remaining 28,000 shares of Series A Stock for 28,000 shares of Series B Convertible Preferred Stock ("Series B Stock").

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents, including restricted cash held in escrow, decreased to $7.4 million at September 30, 1998 from $8.7 million at year-end. In July, the Company received $23.2 million from the asset sale to Varian, with an additional $1 million held in escrow pending resolution of a Massachusetts tax audit lien and expiration of change of control agreements with former ion implant employees currently working for Varian. The Company used the funds to pay off existing accounts payable obligations of $16.0 million, the outstanding line of credit obligation of $2.8 million, and to redeem 70,000 shares of Series A Stock at $4.7 million. Accounts receivable declined from $19.5 million at year-end to $10.5 million at September 30, 1998. The decline in accounts receivable is due to lower sales levels. The Company's primary source of funds at September 30, 1998 consisted of $6.4 million in cash. The Company had a $10.0 million revolving line of credit, secured by substantially all of the assets of the Company which expired in July 1998. In September, the Company secured a $5 million Accounts Receivable Purchase Agreement with a bank, and is currently negotiating an additional $5 million revolving line of credit with the same bank. The Company incurred operating losses during each of the two years in the period ended December 31, 1997 and incurred additional operating losses in the first and second quarters of 1998. However, with the completion of the Asset Sale, the Company believes that its existing cash resources, collection of its accounts receivable, and borrowing capabilities will be sufficient to fund the Company's expected working capital requirements for at least the next 12 months. While the Company feels that its existing cash resources will be sufficient to implement the Company's operating strategy and meet the Company's other working capital requirements, if the industry downturn persists, the Company may be required to seek additional equity or debt financing. There can be no assurance that the Company would be able to obtain additional debt or equity financing, if and when needed, on terms that the Company finds acceptable. Any additional equity or debt financing may involve substantial dilution to the Company's shareholders, restrictive covenants or high interest costs.

REDEMPTION SERIES B CONVERTIBLE PREFERRED STOCK

     On July 29, 1998, the Company exchanged 28,000 shares of Series A Stock for 28,000 shares of Series B Stock, which has a fixed conversion price of $1.25 per share. On October 16, the Company redeemed 12,000 shares of its outstanding Series B Stock for $600,000, leaving 16,000 shares of Series B Stock outstanding. The Series B Stock holders may require the Company at any time to redeem all of its shares outstanding at a redemption price equal to the stated value per share. The Series B stock may be redeemed at the option of the Company on or after July 30, 2003 at a redemption price equal to the product of (i) the average of the closing bid prices for the five trading days immediately preceding (a) July 30, 2003, or (b) the date of payment by the Company of the redemption price, whichever is greater, and (ii) the conversion ratio applicable to the Series B Stock calculated on July 30, 2003.

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

     HISTORICAL PERFORMANCE. The Company experienced losses of $19.3 million and $9.2 million for the years ended December 31, 1997 and 1996, respectively. In addition, the Company experienced an operating loss of $28.9 million in the first three quarters of 1998. As a result of the Company's inconsistent sales and operating results in recent years, there can be no assurance that the Company will be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or that the Company will be able to attain or maintain consistent profitability on a quarterly or annual basis.

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

     RELIANCE ON INTERNATIONAL SALES. Export sales accounted for approximately 74%, 84% and 88% of total net sales in the years ended 1997, 1996 and 1995, respectively. In addition, net sales to South Korean customers accounted for approximately 50%, 59% and 63%, respectively, of total net sales during the same periods. During the first three quarters of 1998, the Company sold six systems, three of which were sold to domestic customers, thereby decreasing export sales to approximately 49% of total net sales. Nonetheless, the Company anticipates that international sales, including sales to South Korea, will continue to account for a significant portion of net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Although the Company's foreign system sales are primarily denominated in U.S. dollars and the Company does not engage in hedging transactions, the Company's foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could have the effect of making the Company's products more or less expensive. There can be no assurance that any of these factors will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

     DEPENDENCE ON INDEPENDENT DISTRIBUTORS. The Company currently sells and supports its CVD products through direct sales and customer support organizations in the U.S. and South Korea, and through eight exclusive, independent sales representatives and distributors in the U.S., Europe, South Korea, Japan, Taiwan, Hong Kong, Mainland China, Malaysia, and Singapore. The Company does not have any long-term contracts with its sales representatives and distributors. Although the Company believes that alternative sources of distribution are available, the disruption or termination of its existing distributor relationships could have a temporary adverse affect on the Company's business, financial condition and results of operations.

     NASDAQ NATIONAL MARKET LISTING REQUIREMENTS. On October 20, the Company was notified by the National Association of Securities Dealers that it does not meet the Nasdaq National Market listing requirements because the stock failed to maintain a closing bid price of greater than or equal to $1.00 for the prior thirty consecutive trading days, in accordance with Marketplace Rule 4450(a)(5). The Company has ninety calendar days in which to regain compliance, which is defined as the Company's stock price having a closing bid price of equal to or greater than $1.00 for ten consecutive trading days. If the Company is unable to achieve compliance during this time, a request for a hearing before the Nasdaq review panel and a stay of delisting will be initiated prior to the deadline of January 18, 1999. The Company will present to Nasdaq a plan to remedy the situation at that time. If the Company's stock is delisted from the Nasdaq National Market, it will trade on the Nasdaq Small Cap Market. If this occurs, the Company's stock may be subject to reduced liquidity and reduced analyst coverage, which may have an adverse effect on the market price of the Company's common stock. Additionally, this may inhibit the Company's ability to raise capital in the future. Such developments could have a material adverse affect on the Company's business, financial condition and results of operations

     VOLATILITY OF STOCK PRICE. The Company's Common Stock has experienced substantial price volatility, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of, or announcements by, the Company, its competitors or its customers, announcements of technological innovations or new products by the Company or its competitors, changes in earnings estimates by securities analysts and other events or factors. Also, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies, in particular, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions in the United States and the countries in which the Company does business, may adversely affect the market price of the Company's Common Stock. In addition, the occurrence of any of the events described in these "Risk Factors" could have a material adverse affect on such market price.

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

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     See Subsequent Events discussion regarding redemption and exchange of Series A Convertible Preferred Stock.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on July 24 in Palo Alto, California. Proxies for the meeting were solicited pursuant to Regulation 14A. At the Company's Annual Meeting, the shareholders approved the following resolutions:

     (1)  Election of the following persons as directors.

              Director                         In Favor                 Withheld
              --------                         --------                 --------
              William W.R. Elder               14,071,772               632,995
              Todd S. Myhre                    14,094,216               610,551
              G. Frederick Forsyth             14,068,042               638,725
              Mario M. Rosati                  14,096,242               608,525

     (2) Approval of the Asset Purchase Agreement to sell the ion implant product line to Varian.

              For:                             9,338,689
              Against:                         458,170
              Abstain:                         120,610
              Broker Non-Vote:                 4,787,298

     (3) Approval of the conversion of securities exceeding 20% of the outstanding common stock.

              For:                             8,774,549
              Against:                         833,751
              Abstain:                         309,169
              Broker Non-Vote:                 4,787,298

     (4) Amendment of the 1989 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 300,000 shares.

              For:                             13,226,215
              Against:                         1,210,025
              Abstain:                         268,527

     (5) Ratification and appointment of PricewaterhouseCoopers LLP as independent accountants.

              For:                             14,346,629
              Against:                         196,127
              Abstain:                         162,011

ITEM 5.  OTHER INFORMATION

     In the fourth quarter of 1998, the Board of Directors of the Company amended the Company's Bylaws to (i) adopt a provision providing for an advance notice requirement of shareholder business to be brought before a meeting of the shareholders, (ii) amend a provision to provide that a special meeting of the shareholders may be called by the Board of Directors, the Chairman of the Board and the President only and (iii) make other necessary conforming changes.

     With respect to shareholder proposals not included in the Company's proxy statement for the 1999 Annual Meeting of Shareholders, the persons named in management's proxy for the 1999 Annual Meeting of Shareholders will be entitled to exercise the discretionary voting power conferred by such proxy under the circumstances specified in Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, and under Section 2.5 of the Company's Bylaws, including with respect to proposals received by the Company not later than one hundred and twenty (120) days prior to the first anniversary of the date of mailing of the proxy statement for the prior year's Annual Meeting of Shareholders. Proposals of shareholders of the Company that are intended to be presented by such shareholders at the Company's 1999 Annual Meeting must be received by the Company no later than March 1, 1999. If such shareholder fails to comply with the foregoing notice provision, the proxy holders will be allowed to use their discretionary voting authority when the proposal is raised at the 1999 Annual Meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The Exhibits listed on the accompanying "Index to Exhibits" are filed as part hereof, or incorporated by reference into, the report.

(b)  Report on Form 8-K

     The Company filed a Current Report on Form 8-K dated July 29, 1998 to describe the closing of the sale to Varian Associates, Inc. of the ion implant equipment product line.

                                   GENUS, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 16, 1998               GENUS, INC.

                                       /s/ William W.R. Elder
                                       ----------------------------------
                                       William W.R. Elder
                                       Chairman and Chief Executive Officer

                                       /s/ Kenneth Schwanda
                                       ----------------------------------
                                       Kenneth Schwanda
                                       Vice President, Finance
                                       (Principal Accounting Officer)

                                   GENUS, INC.
                                INDEX TO EXHIBITS

 EXHIBIT        DESCRIPTION
-----------   ------------------------------------------------------------------
    3.2       By-laws of Registrant, as amended
    4.5       Certificate of Determination of Rights, Preferences and
              Privileges of Series B Convertible Preferred Stock (1)
    4.6       Redemption and Exchange Agreement, dated July 16, 1998, among the Registrant and the Investors (1)
   27.1       Financial Data Schedule

-------------------------------------------------------
(1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated July 29, 1998.