Form 10-K
period 1998-12-31
GENUS INC
filed 1999-04-01
CIK 837913

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X]     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  fiscal  year  ended  December  31,  1998
                                              -------------------
                                       OR
[   ]     Transition  report  pursuant  to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

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

Registrant's  telephone  number,  including  area  code  (408)  747-7120
                                                         ---------------
Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  X   No
                                             --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.  [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 22, 1998 in the over-the-counter market as reported by the NASDAQ National Market, was approximately $32,499,410. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 1999, Registrant had 18,113,791 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report: Proxy Statement for Registrant's 1999 Annual Meeting of Shareholders-Items 10, 11, 12 and 13.


                                     PART I

ITEM  1.

BUSINESS

     Genus, Inc. ("Genus" or "the Company") was formed in 1982 and designs, manufactures and markets capital equipment and processes for advanced semiconductor manufacturing. The Company's thin film deposition products are used worldwide to produce integrated circuits ("ICs") for the data processing, communications, medical, military, transportation and consumer electronics industries. Genus pioneered the technical development of chemical vapor deposition ("CVD") tungsten silicide ("WSiX"), which perform two critical steps in the manufacture of semiconductors. These technologies enable chip manufacturers to simplify their IC production process and lower their cost-of-ownership.

     The Company's global customer base consists of semiconductor manufacturers in the United States, Europe and Asia/Pacific including Japan, South Korea and Taiwan.

CURRENT  MARKET  AND  PRODUCTS

Thin  Film  (CVD)  Market

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

     CVD sales accounted for 35%, 32% and 38% of total revenues for 1998, 1997 and 1996, respectively.

     The current products manufactured by Genus include three CVD systems. These products are available with a variety of options and/or upgrades.

Thin  Film  Products

     Genus' CVD systems are designed for the deposition of WSiX and WN on the gate electrode and interconnect. The Company offers the Lynx2(TM) (formerly called the 7000 Series), a single wafer, thin film cluster tool. Genus' two other hardware architectures, the 8700 Series and the 6000 Series, deposit WSiX using batch processes.

     Genus Lynx2 System. Introduced in December 1994, the Genus 7000 Series was renamed the Lynx2 in July 1997 in conjunction with the introduction of two new films. The Lynx2 system was designed to meet the advanced technology requirements of the 16Mbit DRAM generation and beyond. This single wafer, open architecture cluster tool supports silane ("SiH4") and dichlorosilane ("DCS") process chemistries. Semiconductor manufacturers benefit by the high throughput offered by the Lynx2, which results in higher productivity and lower cost-of-ownership. By offering the lowest fluorine content, manufacturers using DCS also gain more reliable gate oxides with the Genus Lynx2. In addition, its low deposited stress provides higher process yields with improved step coverage.

     This system is currently used in production by manufacturers of advanced DRAM and flash memory devices to 0.18-micron. The Lynx2 features a Modular Equipment Standards Committee ("MESC") compatible wafer handling platform from Brooks Automation with a centrally located, dual end effector robot for high throughput operation with up to four process modules. The cluster tool is controlled by an easy-to-use Windows(TM)-based graphic user interface. The modular design of the Lynx2 enables the addition of other process modules to the cluster tool. Other manufacturing advantages offered by the Lynx2 include a multi-zone resistive heater for more uniform wafer heating, two-zone showerheads for improved film composition uniformity and a state-of-the-art gas delivery system that minimizes chamber-to-chamber variance.

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

     PECVD Tungsten Nitride. In July 1997, Genus announced the industry's first plasma-enhanced CVD ("PECVD") WN barrier film. This film, compatible with the Lynx2 product platform, has the potential for broadening Genus' thin film customer base by bringing the Company's CVD products into the logic market. WN enables gigabit-scale DRAM device production by serving as the top barrier electrode for tantalum oxide ("Ta2O5") capacitors. WN is amorphous as deposited (to 500 degrees centigrade), and acts as a superior barrier even when deposited to a thickness of 100 angstroms. It has also been proven to be a superior barrier for copper diffusion relative to titanium nitride ("TiN"), and can be used as an adhesion layer for blanket tungsten.

     CVD Tungsten Nitride. In November 1998, Genus introduced the availability of a new CVD WN film. This film, compatible with the Lynx2 product platform, may offer significant advantages in the production of next generation DRAM devices. WN, when used as an electrode material, results in 10 times lower leakage for Ta2O5 capacitors compared to other electrode materials, such as TiN. Genus' CVD technique to deposit WN uniformly coats the intricate structures that are present in modern DRAM capacitors. This development gives the advantage of controlling particles and repeatability to levels consistent with today's production requirements.

     Lynx2 CBS. In November 1998, Genus introduced the first all CVD-based integrated approach for copper barrier seed ("CBS") for advanced metallization. The Lynx2 CBS enables efficient scaling of copper metallization to the 0.18-0.15-micron generation and beyond, and is based on a well-established low temperature, highly conformal PECVD WN barrier film. This integrated product is available on the Lynx2.

     Lynx3(TM). In January 1999, Genus introduced its first 300 mm low pressure chemical vapor deposition ("LPCVD") cluster tool. The Lynx3 is based on a newly developed and Genus-patented process chamber concept that results in exceptional uniformity.

     Genus 8700 Series and 6000 Series. The 8700 Series and 6000 Series are Genus' previous generation thin film products. While Genus no longer actively sells these products, it does continue to sell spare parts and provide service for these products pursuant to spare parts purchase and service agreements.

     Genus' thin films manufacturing facility maintains and operates a Class-1 cleanroom to demonstrate integrated applications with its customers. The Genus technical staff includes an experienced consulting resource for successful process integration of its products and processes.

     Samsung Electronics Company, Ltd. is the primary customer for the current generation thin film product. A representative list of Genus' CVD customers for spare parts and service revenue are Advanced Micro Devices, Fujitsu, Hitachi, IBM, Integrated Device Technology, Intel, M/A Com, Sanyo, and SGS-Thomson. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Reliance on a Small Number of Customers and Concentration of Credit Risk."

MARKETING,  SALES  AND  SERVICE

     Genus sells and supports its CVD products through direct sales and customer support organizations in the U.S. and South Korea and through seven exclusive, independent sales representatives and distributors in the U.S., Europe, Japan, South Korea, China and Southeast Asia. Yarbrough Southwest provides sales distribution in the southwestern region of the U.S. and SemiTorr provides sales distribution in the Northwest. Tony Fletcher & Assoc. supports and sells Genus' equipment in Europe, and AVBA, Ltd. represents Genus in Israel. In August 1998, the exclusive sales and service agreement with Innotech Corp. was terminated, and Innotech is now under contract as a non-exclusive service organization, with primary responsibility for the systems that were sold under their sales tenure. Pacific International has been contracted as the new sales representative for Japan. United Vision International (UVI) has been contracted as an exclusive sales and service representative for China and Malaysia. Genus Korea, Ltd., provides in-country field service and support, and in late 1997, assumed all responsibilities for system sales in South Korea. Sales in the Singapore and Taiwan market segments were served by the representative organizations of Spirox Singapore, Pte. Ltd. and Spirox Taiwan, respectively. As of January 1, 1999, sales and service responsibility for this region transferred to IdealTech. Genus distributes spare parts from several worldwide depots including Sunnyvale, California and Seoul, Korea. To facilitate its marketing efforts, the Company has cleanroom applications laboratories in Sunnyvale, California.

     Genus' products are sold primarily to domestic and foreign device manufacturers, including both foundries (companies producing semiconductors principally for other semiconductor manufacturers) and companies producing semiconductors mainly for outside sales.

     The Company maintains sales, technical support and service personnel at its principal executive offices located in Sunnyvale, California. Genus has also established a subsidiary, Genus Korea, Ltd., to facilitate its sales and service activities in Seoul, Korea. This subsidiary provides installation, field service and maintenance, as well as additional technical support to assist Genus' customers in effectively utilizing the Company's products. Other foreign subsidiaries include Genus KK in Tokyo, Japan, Genus Europa Ltd., France, Genus Europa GmbH in Stuttgart, Germany and Genus Europa Srl. in Milan, Italy. The Company warrants its products against defects in material and workmanship for 12 months.

     While the Company has experienced no difficulty to date in complying with U.S. export controls, these rules could change in the future and make it more difficult or impossible for the Company to export its products to various countries and could have a material adverse effect on the Company's business, financial condition and results of operations.

     Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. In 1998, three customers, Samsung Electronics Company, Ltd., Advanced Micro Devices and Micron Technology, Inc. accounted for 28%, 15% and 12%, respectively, of the Company's net sales. In 1998, three customers, Samsung Electronics Company, Ltd., M/A Com and SGS Thomson accounted for 68%, 8% and 5%, respectively of the Company's CVD net sales and three customers, Advanced Micro Devices, Micron Technology, Inc. and Atmel accounted for 21%, 18% and 14%, respectively, of the Company's ion implantation net sales. In 1997, Samsung Electronics Company, Ltd. and Innotech Corporation accounted for 47% and 17%, respectively, of the Company's net sales. Additionally, three customers, Samsung Electronics Company, Ltd., Philips Semiconductor and Atmel, accounted for an aggregate of 78% of accounts receivable at December 31, 1998; and three customers, Samsung Electronics Company, Ltd., Micron Technology, Inc. and Innotech Corporation, accounted for an aggregate of 75% of accounts receivable at December 31, 1997. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future product sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Furthermore, sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. The loss of a significant customer or any reduction in orders from a significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Backlog. The Company's backlog at December 31, 1998 was approximately $293,679 compared with approximately $25.6 million at December 31, 1997. A multiple system purchase order from a major DRAM manufacturer was received in February 1999, and not included in the 1998 backlog. Backlog in 1997 also included the ion implant product line, which was sold to Varian. Genus includes in its backlog only those orders for which a customer purchase order has been received and a delivery date within 12 months has been specified. Because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

RESEARCH  AND  DEVELOPMENT

     Constant technological change, fierce competition and a high rate of technical obsolescence are key characteristics of the semiconductor equipment industry. Genus' future prospects depend in part on the Company's ability to broaden its market acceptance by differentiating its products on the basis of production-worthiness, technical capability, productivity, particle control and customer support. For thin film, the Company's research and development has focused on tungsten nitride film, a general-purpose process module and advanced ultra thin film CVD technologies. For ion implant, the Company's research and development focused on a multipurpose implanter. The Company has a Class 1 applications laboratory and a separate thin films development area in California. The Company spent $8.9 million, $12.3 million and $14.6 million on R&D during 1998, 1997 and 1996, respectively. R&D decreased in 1998 primarily due to the Asset Sale. To maintain close relationships with its customers and remain responsive to their requirements, continued investment is needed for thin film R&D.

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

     Genus competes with other producers of CVD systems, as well as alternative methods of deposition, such as sputtering and thin films other than WSiX, WN and DCS. The Company has an installed base of over 400 tools worldwide. The Company estimates that its market share for the stand-alone WSiX was 32% for 1998. The Company faces direct competition in all three films from Applied Materials, Inc. and Tokyo Electron, Ltd. The impact of their presence in these niche markets continued to increase during 1998. There can be no assurance that levels of competition in the Company's particular CVD product market will not intensify or that Genus' technical advantages may not be reduced or lost as a result of technical advances made by competitors or changes in semiconductor processing technology.

MANUFACTURING  AND  SUPPLIERS

     Most of the components for the Company's CVD systems are produced in subassemblies by independent domestic suppliers according to the Company's design and procurement specifications. The Company anticipates that the use of such subassemblies will continue to increase in order to achieve additional manufacturing efficiencies. The Company has alternate sources of supply for the components and parts purchased from outside suppliers, except for certain components used in its CVD tungsten products that are presently available only from a single source. To date, the Company has been able to obtain adequate supplies of such components in a timely manner from existing sources. The inability to develop alternate sources or to obtain sufficient source components as required in the future, however, could result in delays of product shipments that would have a material adverse effect on the Company's operating results.

     The  Company's thin film CVD operation is located in Sunnyvale, California.

INTELLECTUAL  PROPERTY

     The Company believes that because of the rapid technological change in the industry, its future prospects will depend primarily upon the expertise and creative skills of its personnel in process technology, new product development, marketing, application engineering and product engineering, rather than on patent protection. Nevertheless, the Company has a policy to actively pursue domestic and foreign patent protection to cover technology developed by the Company. The Company currently holds 17 United States patents relating to thin film. All of the patents have at least five years remaining on their term.

EMPLOYEES

     As of December 31, 1998, the Company employed 83 people on a full-time basis. Genus reduced its workforce by 25% in the April 1998 reorganization, and transferred 145 ion implant employees to Varian in July 1998, as part of the Asset Sale. The Company believes that its relations with its employees are satisfactory. None of the employees are covered by a collective bargaining agreement.

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

SALE  OF  ASSETS

     In July 1998, the Company sold selected assets and transferred selected liabilities related to the Millions of Electron Volts ("MeV") ion implantation equipment product line to Varian Associates, Inc.

MeV  Ion  Implantation  Market

     Ion implantation is the process by which a beam of electrically charged dopant atoms (ions) are accelerated and driven into the surface of a silicon wafer. This process alters the electrical characteristics of the silicon by making it more or less conductive.

     The market for ion implanters consisted of three primary segments: high current, medium current and high energy. High and medium current ion implanters made up approximately 67% of the total ion implantation market.

     Ion implantation sales accounted for 65%, 68% and 62% of total revenues for 1998, 1997 and 1996, respectively.

     Information regarding the Company's foreign and domestic operations and export sales is included in Note 14 of Notes to Consolidated Financial Statements.

MeV  Ion  Implant  Products

     The Kestrel(TM) Family of Ion Implanters. Introduced in July 1997, Genus' fourth-generation of implanters, the Kestrel Family, offered high productivity manufacturing, low cost-of-ownership and flexibility for MeV, medium current backup, chained implants, mainstream retrograde well and advanced well applications.

     Kestrel 650 and 750. The Kestrel 650 had been optimized to meet the requirements of established retrograde well applications that require a lower price/performance point. The accelerator design was the same as that of the Tandetron(TM) 1520 that was used worldwide for retrograde well, R&D, as well as production applications. The Kestrel 750, the most recent addition to the Kestrel family, was best used for advanced well applications such as triple wells and Genus developed and patented Buried Implanted Layer for Lateral Isolation ("BILLI").

     Tandetron 1520 and Genus 1510. Introduced in 1995 and 1992, respectively, the Tandetron 1520 and Genus 1510 were Genus' previous generation MeV ion implant products. While the Company no longer actively sold these products, the Company did continue to provide service and sell spare parts for these products pursuant to service and spare parts purchase agreements.

     A representative list of Genus' ion implant customers included: Advanced Micro Devices, Atmel, Fujitsu, Macrotron, Micron Technology, Inc., Newport Wafer-Fab Ltd., Philips Semiconductor, Samsung, SGS-Thomson, and Symbios Logic. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Reliance on a Small Number of Customers and Concentration of Credit Risk."

ITEM  2.  PROPERTIES

     The Company's executive offices, thin film manufacturing and R&D operations are presently located in one building in Sunnyvale, California, totaling approximately 100,500 square feet, of which the Company has subleased approximately 40,000 square feet to third parties. The California facilities are occupied under a lease expiring in October 2002, with a current annual rental expense of approximately $713,580. The Company also leases sales and support offices in Seoul, Korea. The Company owns substantially all of the machinery and equipment used in its facilities. See Notes 3 and 8 of Notes to Consolidated Financial Statements. The Company believes that its existing facilities and capital equipment are adequate to meet its current requirements and that suitable additional or substitute space will be available as needed.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company and Varian Associates, Inc. ("Varian") are in the process of resolving a dispute through arbitration. This dispute is in regard to whether Genus or Varian has rights to one ion implant sale and related inventory. In accordance with generally accepted accounting principles, if the Company prevails in the arbitration, any adjustments to the Company's financial statements as a result of this gain contingency will be made in the quarter in which the decision is rendered and the collection of the amount in question is probable. The Company is not conceding any rights to the disputed sales and believes that it will prevail in the arbitration.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS

Common  Stock  Information

     The common stock of Genus, Inc. is traded in the over-the-counter market under the NASDAQ symbol GGNS. The high and low last sales prices for 1998 and 1997 set forth below are as reported by the NASDAQ National Market System. At March 22, 1999, the Company has 439 registered shareholders as reported by ChaseMellon Shareholder Services.


                          1998              1997
                   ----------------   ------------------

                     HIGH      LOW      HIGH      LOW
                   -------   ------   --------   -------
First Quarter      $ 4       $ 2      $ 6-7/8    $ 3-5/8
Second Quarter       2-3/4     31/32    6-7/16     3-1/8
Third Quarter        1-9/16    7/16     7-7/8      4-1/2
Fourth Quarter       1-3/4     5/8      6-15/16    3-1/8

     The Company has not paid cash dividends on its common stock since inception, and its Board of Directors presently intends to reinvest the Company's earnings, if any, in its business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

     In February 1998, the Company issued equity securities to accredited investors through a private placement of 100,000 shares of Series A Convertible Preferred Stock ("Series A Stock") and warrants to purchase an aggregate of 400,000 shares of common stock ("Warrants") for net proceeds of $4.8 million. In August 1998, the Company redeemed 70,000 shares of the outstanding Series A Stock for cash and exchanged the outstanding 28,000 shares of Series A Stock for Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock was convertible into shares of the Company's common stock at the option of the holder at a conversion price of $1.25. As of March 1, 1999, no remaining Series B Stock were outstanding as all have been redeemed or converted to common stock.

     The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1993 in reliance on Section 4(2) of such Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and Warrants issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company. The resale of the common stock issued upon conversion of the Series B Stock and exercise of the Warrants has been registered pursuant to the Registration Statement on Form S-3 dated August 5, 1998, and all amendments and supplements thereto.

ITEM  6.  SELECTED  FINANCIAL  DATA


                   SELECTED CONSOLIDATED FINANCIAL DATA
                     FOR THE YEARS ENDED DECEMBER 31,
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND EMPLOYEE DATA)

                              1998       1997       1996       1995       1994
                            ---------  ---------  ---------  ---------  --------

Net sales                   $ 32,431   $ 84,286   $ 82,509   $100,350   $63,616
Gross profit                   8,230     29,524     26,972     39,239    24,967
Gross profit as a
  percentage of sales             25%        35%        33%        39%       39%
Income (loss) from
  operations                 (27,513)    (3,129)   (11,458)     7,976     3,729
Net income (loss) available
  to common shareholders     (29,503)   (19,336)    (9,205)    19,282     4,177
Net income (loss) per
  share-basic                  (1.71)     (1.15)     (0.56)      1.26      0.33
Net income (loss) per
  share-diluted                (1.71)     (1.15)     (0.56)      1.20      0.32

Cash and cash equivalents      8,125      8,700     11,827     12,630    10,188
Total assets                  31,827     76,738     89,132     95,247    54,997
Long-term obligations,
  less current portion            50        971      1,260      1,034       523
Working capital               15,799     30,774     39,290     50,061    23,201
Shareholders' equity          19,953     48,357     68,251     75,361    36,986
Backlog                          294     25,554     19,846     44,996    44,011
Number of employees               83        301        325        319       264

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

1998  Compared  to  1997

     In July 1998, the Company sold selected assets and transferred selected liabilities related to the Millions of Electron Volts ("MeV") ion implantation equipment product line to Varian Associates, Inc. ("Varian") for approximately $24.2 million ("Asset Sale"). As a result of the Asset Sale, the Company no longer engages in the ion implant business and has refocused its efforts on thin film deposition. The Company used the net proceeds of the Asset Sale for repayment of certain outstanding indebtedness as well as for working capital and general corporate purposes, including investment in Research & Development
("R&D") of thin film products. In connection with the Asset Sale and the refocusing of the Company's business on thin film products, the Company significantly reduced the workforce at its Sunnyvale, California location. In addition, James Healy resigned as President and Chief Executive Officer of the Company and William W.R. Elder, the Company's Chairman, returned to a full-time role as Chairman, President and Chief Executive Officer.

     The components of the Company's statements of operations, expressed as percentage of net sales, are as follows:


                                                    YEARS  ENDED  DECEMBER  31,
                                                    ---------------------------

                                                       1998     1997     1996
                                                     --------  -------  -------

Net sales                                             100.0%   100.0%   100.0%
Costs and expenses:
  Cost of goods sold                                   74.6     65.0     67.3
  Research and development                             27.5     14.6     17.7
  Selling, general and administrative                  43.5     24.1     21.7
  Special charge                                       39.2        0      7.2
                                                     --------  -------  -------
    Income (loss) from operations                     (84.8)    (3.7)   (13.9)
Other income (expense), net                            (0.3)    (1.6)     0.1
                                                     --------  -------  -------
    Income (loss) before provision for income taxes   (85.1)    (5.3)   (13.8)
Provision for (benefit from) income taxes                 0     17.6     (2.7)
                                                     --------  -------  -------
    Net income (loss)                                 (85.1)%  (22.9)%  (11.1)%
                                                     ========  =======  =======

     Net sales for the year ended December 31, 1998 were $32.4 million, compared to net sales of $84.3 million in 1997. The primary reason for the decline in sales volume was the divestiture of the ion implant product line, which contributed $23.8 million of revenue in 1998 compared to $57.1 million in 1997. Also, the semiconductor equipment industry continued in one of its worst recessions in 1998, and the Company's sales volumes were adversely affected by the lack of capital investment by semiconductor manufacturers due to DRAM overcapacity. To strengthen the Company's financial position, Genus made the decision during the second quarter to sell the MeV ion implant products to Varian Associates, Inc. and focus the Company's resources on the thin film product line. Export sales accounted for 56% of the Company's net sales in 1998, compared to 74% in 1997. Non-system sales were 32% of total revenue, compared to 20% in 1997. This was attributed to significantly fewer system unit shipments in 1998 compared to 1997, while non-system revenues decreased at a slower pace.

     In 1998, the Company recorded a special charge of approximately $12.7 million (Note 15). Included in this special charge are personnel charges of $1.7 million associated with the Company's reduction in workforce as well as $5.4 million in inventory write-downs, and $1.1 million in leasehold improvement write-offs. In addition, this charge included $1.4 million for expenses associated with the closing of several sales offices and transaction losses as a result of the sale of the ion implant products to Varian and $1.0 million for legal, accounting, and banking fees associated with the Varian transaction. Finally, the special charge included a $2.0 million write-off of ion implant inventory that is currently a matter of dispute with Varian in connection with the Asset Sale. The Company and Varian are in the process of resolving the dispute through arbitration to determine whether the Company or Varian has rights to the one ion implant sale and related inventory. If and when the Company prevails in the arbitration, any adjustments to the Company's financial statements as a result of this gain contingency will be made in the quarter in which the decision is rendered and the collection from the end customer of the amount in question is probable. The Company is not conceding any rights to the disputed sale.

     At December 31, 1998, the following cash components of the special charge remain unpaid: $300,000 in payroll costs associated with the reduction in force, $220,000 in foreign subsidiary closing costs, and $720,000 in transaction costs. The Company expects these amounts to be paid by the end of the second quarter of 1999.

     Gross margin for the year ended December 31, 1998 was 25.4%, a 10.6 percentage point decline compared to 35% in 1997. Inventory and warranty reserve reversals of $1.6 million during 1998 increased the gross margin percentage by 5%. The decrease in gross margin is primarily attributed to underabsorbed fixed operations and service costs due to depressed sales volumes during the first half of 1998. During that time, Genus operated as a two-product line company, with separate manufacturing facilities for each product line. During the second half of 1998, when the Company was a focused thin film equipment provider, the gross margins from operations (exclusive of the $1.6 million in inventory and warranty reserve reversals taken in the fourth quarter) were 38.6% (see Note 15 in Notes to Consolidated Financial Statements). The Company's gross margins have historically been affected by variations in average selling prices, changes in the mix of product sales, unit shipment levels, the level of foreign sales and competitive pricing pressures. The Company anticipates that these conditions may continue for the foreseeable future in light of current market conditions.

     As a percentage of net sales, R&D expenses for the year ended December 31, 1998 were 28%, compared to 15% for the year ended December 31, 1997. On a dollar basis, R&D expenses of $8.9 million for 1998 were $3.4 million lower than 1997, due to decreased expenditures associated with the MeV ion implant product line which was sold in July, 1998. Thin film R&D spending of $5.4 million in 1998 was relatively flat compared to 1997. The Company serves markets that are highly competitive and rapidly changing, and the Company believes that it must continue to maintain its investment in R&D to develop competitive products. Accordingly, the Company anticipates that R&D expenses will increase in the future, as we continue to invest in programs critical to our future success.

     Selling, General and Administrative ("SG&A") expenses were 44% of net sales for the year ended December 31, 1998, compared to 24% of net sales for the year ended December 31, 1997. While the Company took significant actions to reduce SG&A expenses in 1998, the decreased sales volumes adversely affected the percentage. Actual SG&A expenses were $14.1 million in 1998, a $6.2 million decrease over 1997. Included in SG&A for 1998 was a $1.4 million net charge for the write-off of an outstanding receivable from Innotech Corporation, formerly the Company's Japanese distributor.

     In 1998, the Company had $86,000 in other expense, compared to $1.4 million for the comparable period in 1997. Due to the strengthening of the Korean won and the Japanese yen, the Company recorded a foreign exchange gain of $318,000 during the fourth quarter of 1998. In the fourth quarter of 1997, the Company incurred foreign exchange losses of $1.1 million due to the weakening of these two currencies. Net interest expense for the year was $109,000, compared to $289,000 for 1997.

     Due to current market conditions, the fluctuation in the Company's order rates in the last 12 months, the Company's continued reliance on one customer for a significant portion of its orders, the slowdown in the Korean semiconductor market, the continued competitive market environment for the Company's products, and the historically cyclical nature of the semiconductor equipment market, the Company remains cautious about the prospects for its business over the next twelve months. The Company continues to make strategic investments in new product development and manufacturing improvements with a view of augmenting future performance by enhancing product offerings; however, such investments may adversely effect short-term operating performance. The Company is also continuing its efforts to implement productivity improvements for future operating performance. There can be no assurance that the Company's strategic efforts will be successful.

1997  Compared  to  1996

     Net sales for the year ended December 31, 1997 were $84.3 million, compared to net sales of $82.5 million for the year ended December 31, 1996. While 1997 sales were essentially flat on a year-to-year basis, the Company experienced volatility on a quarterly basis during both years. Sales for the nine month period ended September 30, 1997 increased over the same period for 1996 as the industry and the Company recovered from the slowdown in the DRAM market experienced during the latter half of 1996. However, in the fourth quarter of 1997, the Company's sales fell from the prior quarter due partially to the financial crisis in Asia that caused some customers to push out their required delivery dates. Export sales accounted for 74% of the Company's net sales in 1997, compared to 84% in 1996. Non-system sales remained relatively flat year-to-year, accounting for 20% of revenue in 1997, compared to 23% in 1996.

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

     Gross margin for the year ended December 31, 1997 was 35%, a two percentage point improvement compared to 33% for the year ended December 31, 1996. Improvements in operating efficiencies as a result of the restructuring were mitigated by pricing pressures, especially from Asian customers. The Company's gross margins have historically been affected by variations in average selling prices, changes in the mix of product sales, unit shipment levels, the level of foreign sales and competitive pricing pressures.

     As a percentage of net sales, R&D expenses for the year ended December 31, 1997 were 15%, compared to 18% for the year ended December 31, 1996. On a dollar basis, R&D expenses during 1997 decreased $2.3 million when compared to the same period in 1996, primarily due to the restructuring. The Company serves markets that are highly competitive and rapidly changing, and the Company believes that it must continue to maintain its investment in R&D to develop competitive products.

     SG&A expenses were 24% of net sales for the year ended December 31, 1997, compared to 22% of net sales for the year ended December 31, 1996. Included in SG&A for 1997 was a write-off of an outstanding receivable from a Malaysian customer. Absent this bad debt expense, SG&A expense would have increased only approximately $300,000 or 2% from 1996.

     In 1997, the Company had $1.4 million in other expense, compared to $53,000 in other income for the comparable period in 1996. As a result of the Asian financial crisis and the devaluation of the Korean won, the Company incurred a foreign exchange transaction loss of $1.1 million during the fourth quarter of 1997. Net interest expense for the year was $289,000 as compared to net interest income of $124,000 for 1996 as a result of higher outstanding short-term borrowings and lower levels of invested cash and cash equivalents during 1997.

     During the fourth quarter of 1997, management determined that, based upon the weight of available evidence as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), it is more likely than not that the net deferred tax asset at December 31, 1997 will not be realized and, therefore, provided a full valuation allowance against the net deferred tax asset resulting in a tax provision of $14.8 million for the year. Accordingly, the effective tax rate for the year ended December 31, 1997 was 330% compared to an effective tax rate of (19)% in 1996.

Liquidity  and  Capital  Resources

     At December 31, 1998, the Company's cash and cash equivalents were $8.1 million, a decrease of $575,000 from the prior year. Operating activities in 1998 used cash of $18.9 million, primarily due to a $27.6 million net loss, a $2.5 million increase in inventories, and a $11.7 decrease in accounts payable and accrued expenses, partially offset by a $4.8 million decrease in accounts receivable and non-cash charges for restructuring activities and depreciation and amortization of $15.2 million. Operating activities in 1997 used cash of $3.7 million, primarily due to a $19.3 million net loss, offset partially by non-cash charges for deferred taxes of $14.8 million; and operating activities in 1996 provided cash of $2.4 million, primarily due to decreases in accounts receivable of $11.2 million, partially offset by a $9.2 million net loss and a $4.5 million increase in inventories. The Company received $23.2 million from the sale of its MeV ion implant product line to Varian, and used these funds to pay certain existing obligations, including $16 million of accounts payable and $2.8 million for the outstanding bank line of credit. Additionally, the Company redeemed 70,000 shares of its Series A Convertible Preferred Stock and 12,000 shares of its Redeemable Series B Convertible Preferred Stock for approximately $5.3 million. Financing activities in 1998 used cash of $4.3 million, primarily due to the net repayments of short-term bank borrowings and the net redemptions of preferred stock. Financing activities in 1997 and 1996 provided cash of $5.0 million and $3.7 million, primarily due to net short-term bank borrowings and proceeds from issuance of common stock.

     Capital expenditures during 1998 were $919,000, related primarily to acquisition of machinery and equipment for the Company's R&D and applications laboratories. These expenditures were financed by the Company's working capital. The Company anticipates that any additional capital expenditures in 1999 will be funded through existing working capital or lease financing.

     The Company's primary source of funds at December 31, 1998 consisted of $8.1 million in cash and cash equivalents, and $13.0 million of accounts receivable, most of which are expected to be collected during the first half of 1999. Included in the cash balance was $4.0 million in short-term borrowings, utilizing the Company's accounts receivable purchase agreement. This borrowing represents the maximum amount available under that credit facility, and the $4.0 million balance was repaid in January 1999.

     The Company believes that its existing working capital and cash generated from operations, if any, will be sufficient to satisfy its cash needs through the end of fiscal 1999. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to the Company, which could have a material adverse effect on the Company's business, financial condition, and results of operations. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

Recent  Account  Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities as is effective for the Company's fiscal year 1999. The impact of the implementation of SFAS 133 on the consolidated financial statements of the Company has not yet been determined.

     In March 1998, the Accounting Standards Executive Committee ("AcSEC"), released Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires certain costs of computer software developed or obtained for internal use to be capitalized, provided that those costs are not research and development. SOP 98-1 is effective for the Company's fiscal year 1999, and the impact of the adoption of SOP 98-1 on the Company's consolidated financial statements has not yet been determined.

     In April 1998, AcSEC released Statement of Position 98-5, "Accounting for Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 is effective for the Company's fiscal year 1999, and the impact of the adoption of SOP 98-5 on the Company's consolidated financial statements has not yet been determined.

Financial  Risk  Management

     The Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could seriously harm the Company's financial results. All of the Company's international sales, except spare parts and service sales made by the Company's subsidiary in South Korea, are currently denominated in U.S. dollars. All spare parts and service sales made by the South Korean subsidiary are won denominated. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, reduce the demand for the Company's products. Reduced demand for the Company's products could seriously harm the Company's financial results. Currently, the Company does not hedge against any foreign currencies.

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

     Historical Performance. The Company has experienced losses of $29.5 million, $19.3 million, and $9.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. As a result of the Company's inconsistent sales and operating results in recent years, there can be no assurance that the Company will be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or that the Company will be able to attain or maintain consistent profitability on a quarterly or annual basis.

     Reliance on International Sales. Export sales accounted for approximately 56%, 74% and 84% of total net sales in the years ended 1998, 1997 and 1996, respectively. In addition, net sales to South Korean customers accounted for approximately 34%, 50% and 59%, respectively, of total net sales during the same periods. The Company anticipates that international sales, including sales to South Korea, will continue to account for a significant portion of net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Although the Company's foreign system sales are primarily denominated in U.S. dollars and the Company does not engage in hedging transactions, the Company's foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could have the effect of making the Company's products more or less expensive. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Reliance on a Small Number of Customers and Concentration of Credit Risk. Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. In 1998, three customers, Samsung Electronics Company, Ltd., Advanced Micro Devices and Micron Technology, Inc. accounted for 28%, 15% and 12%, respectively, of the Company's net sales. In 1998, three customers, Samsung Electronics Company, Ltd., M/A Com and SGS Thomson accounted for 68%, 8% and 5%, respectively of the Company's CVD net sales and three customers, Advanced Micro Devices, Micron Technology, Inc. and Atmel accounted for 21%, 18% and 14%, respectively, of the Company's ion implantation net sales. In 1997, Samsung Electronics Company, Ltd. and Innotech Corporation accounted for 47% and 17%, respectively, of the Company's net sales. Additionally, three customers, Samsung Electronics Company, Ltd., Philips Semiconductor and Atmel accounted for an aggregate of 78% of accounts receivable at December 31, 1998; and three customers, Samsung Electronics Company, Ltd., Micron Technology, Inc. and Innotech Corporation, accounted for an aggregate of 75% of accounts receivable at December 31, 1997. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future product sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Furthermore, sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. The loss of a significant customer or any reduction in orders from a significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Competition. The semiconductor manufacturing capital equipment industry is highly competitive. Genus faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources in order to offer a broader range of products, to maintain customer service and support centers worldwide and invest in product and process R&D. Many of the Company's existing and potential competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, as well as greater name recognition than the Company. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering CVD products similar to those sold by the Company, it would materially adversely effect the Company's ability to sell its products to these manufacturers. There can be no assurance that the Company will continue to compete successfully in the United States or worldwide. The Company faces direct competition in CVD WSiX from Applied Materials, Inc. and Tokyo Electron, Ltd. There can be no assurance that these or other competitors will not succeed in developing new technologies, offering products at lower prices than those of the Company or obtaining market acceptance for products more rapidly than the Company.

     Dependence on New Products and Processes. The Company believes that its future performance will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities. As a result, the Company expects to continue to invest in R&D. The Company also must manage product transitions successfully, as introductions of new products could adversely effect sales of existing products. There can be no assurance that the market will accept the Company's new products or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner to satisfy customer needs or achieve market acceptance. The failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if the Company is not successful in the development of advanced processes or equipment for manufacturers with whom it has formed strategic alliances, its ability to sell its products to those manufacturers would be adversely affected.

     Product Concentration; Rapid Technological Change. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company derives its revenue primarily from the sale of its WSiX CVD systems. The Company estimates that the life cycle for these systems is generally three-to-five years. The Company believes that its future prospects will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities. As a result, the Company expects to continue to make significant investments in R&D. The Company also must manage product transitions successfully, as introductions of new products could adversely effect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing and future processes in a timely manner to satisfy customer needs or achieve market acceptance. The failure to do so could adversely effect the Company's business, financial condition and results of operations. Furthermore, if the Company is not successful in the development of advanced processes or equipment for manufacturers with whom it currently does business, its ability to sell its products to those manufacturers would be adversely affected.

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

     Dependence on Independent Distributors. The Company currently sells and supports its CVD products through direct sales and customer support organizations in the U.S., Western Europe and South Korea and through seven exclusive, independent sales representatives and distributors in the U.S., Europe, Japan, South Korea, Taiwan, China and Malaysia. The Company does not have any long-term contracts with its sales representatives and distributors. Although the Company believes that alternative sources of distribution are available, the disruption or termination of its existing distributor relationships could have a temporary adverse effect on the Company's business, financial condition and results of operations.

     Volatility of Stock Price. The Company's common stock has experienced substantial price volatility, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of, or announcements by, the Company, its competitors or its customers, announcements of technological innovations or new products by the Company or its competitors, changes in earnings estimates by securities analysts and other events or factors. Also, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies, in particular, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions in the United States and the countries in which the Company does business, may adversely effect the market price of the Company's common stock. In addition, the occurrence of any of the events described in these "Risk Factors" could have a material adverse effect on such market price.

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

     The Company is currently completing the planning process for its Year 2000 readiness project, although many mission critical issues have already been addressed. The director of operations and facilities chairs the project team and it includes project managers from the finance, information technology, facilities, engineering, and customer support organizations. The team is meeting weekly, and has conducted a thorough analysis to identify systems that will possibly be impacted by the Year 2000 problem. These systems have been classified into four major segments: facilities, mission critical business operations systems, non-mission critical business operations systems and general office equipment. The project team has assigned one of its members to be the project manager for each segment, and each of these segment project managers is in the process of identifying an implementation manager for each system identified as part of their segment. Each implementation manager is responsible for developing a detailed plan that includes an assessment of Year 2000 compliance, followed by phases to define a contingency plan, evaluate alternatives, select a solution, design and implement the solution and, finally, to test and verify compliance. Some of the critical systems already addressed are discussed in the following paragraphs.

     End Products. The control systems for each of the Company's products are computer driven. Thorough testing of these products was completed during 1998. Testing addressed not only the Company designed elements of the system, but also the embedded controls in manufactured components integrated into the end products. Each product requires a software upgrade, and the oldest systems in the product line require a control system computer replacement as well. The Company is charging a nominal amount for these upgrades on the older generation systems, while upgrades for the current Lynx2 products are supplied at no charge. The design and testing of each of these product upgrades have been completed, and the upgrades have been shipped and installed at some of the Company's customer's sites worldwide. The Company has contacted and offered this upgrade to all of its customers, but some customers have decided not to upgrade their systems.

     Enterprise Resources Program. During 1997, the Company started implementation of a new business system. One criterion for the selection of the enterprise software was compliance with Year 2000 issues. The system was installed and implemented at the Company's Newburyport, MA facility in September 1997, but implementation at the Sunnyvale, CA headquarters was postponed during 1998 due to the Asset Sale. The system hardware and software was recently returned to Sunnyvale, and cutover from the existing system to the new system is scheduled for August 1, 1999. Year 2000 compliance on the new system was tested on the system while it was installed in Newburyport. The system is considered to be the most critical internal Company resource at risk to the Year 2000 problem, so timely implementation is essential.

     Supplier Readiness. Each implementation manager is responsible for assessing the readiness of the suppliers who support their system to ensure there will be no lapses in service that may interrupt operations. This is in addition to addressing readiness of the hardware and software products provided by these suppliers. Suppliers of inventory material for the Company's products will be surveyed during the second quarter of 1999. This is one of the projects under the mission critical business operations systems segment. Readiness of the supplier's products has already been established under the end product project, but disruption of the supply pipeline due to supplier business readiness still needs to be addressed. Preliminary discussions with some of the Company's critical suppliers indicate that most are ahead of the Company in establishing their own readiness.

     The Company's estimated expenses incurred through December 31, 1998 are $300,000. The 1999 projected costs are $115,000. The single largest risk element is the business system, and implementation of the new system is adequately budgeted in 1999. The Company believes that costs to fix the Company's products have already been fully incurred. Several capital investments have already been made in 1999 to replace aging equipment, and Year 2000 compliant systems were purchased in all cases. This includes new network and electronic mail file servers. The Company's voicemail system is not Year 2000 compliant, and replacement is already budgeted as a 1999 capital improvement. There are a number of hardware and software systems, both mission critical and non-mission critical, which may require upgrades at the Company's expense over the next few quarters, but preliminary estimates indicate these expenses will not be material. There can be no assurance that the Company's current estimated costs associated with the Year 2000 issue, or the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse effect on the result of operations or financial position of the Company in any given year.

     The Company has not yet identified any specific contingency plans in the event that projects are not completed in time or if planned fixes fail to operate as expected. Each implementation project manager is responsible for completing contingency plans for assigned projects as part of the planning process.

     At this time, the Company does not plan to use any outside agencies to provide independent verification of readiness, although individual implementation project managers may decide to include independent verification as part of their project plans. The independent verification requirement will be based on the risk associated with failure of the particular project/system.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


                          GENUS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                               AS OF DECEMBER 31,
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1998       1997
                                                            ---------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                 $  8,125   $  8,700
  Accounts receivable (net of allowance for doubtful
    accounts of $500 in 1998 and $1,097 in 1997)              13,008     19,469
  Inventories                                                  5,338     28,986
  Other current assets                                           379      1,029
                                                            ---------  ---------
    Total current assets                                      26,850     58,184
  Property and equipment, net                                  4,659     15,276
  Other assets, net                                              318      3,278
                                                            ---------  ---------
                                                            $ 31,827   $ 76,738
                                                            =========  =========

LIABILITIES AND REDEEMABLE PREFERRED STOCK
Current Liabilities:
  Short-term bank borrowings                                $  4,000   $  7,200
  Accounts payable                                             2,193      8,723
  Accrued expenses                                             4,794     10,613
  Current portion of long-term debt and capital
    lease obligations                                             64        874
                                                            ---------  ---------
    Total current liabilities                                 11,051     27,410
Long-term debt and capital lease obligations, less
  current portion                                                 50        971
                                                            ---------  ---------
    Total liabilities                                         11,101     28,381
                                                            ---------  ---------
Commitments (Note 8)
Redeemable Series B convertible preferred stock,
no par value:
  Authorized 28,000 shares;
    Issued and outstanding, 16,000 shares (1998)
    and none (1997), liquidation preference, $50 per
    share (1998) and none (1997)                                 773          0
                                                            ---------  ---------

SHAREHOLDERS' EQUITY
Common stock, no par value:
  Authorized 50,000,000 shares;
    Issued and outstanding, 18,113,791 shares (1998) and
    17,120,628 shares (1997)                                  99,849     99,149
  Accumulated deficit                                        (78,255)   (48,863)
  Accumulated other comprehensive loss                        (1,641)    (1,929)
                                                            ---------  ---------
    Total shareholders' equity                                19,953     48,357
                                                            ---------  ---------
                                                            $ 31,827   $ 76,738
                                                            =========  =========

     The accompanying notes are an integral part of the consolidated financial statements.


                         GENUS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                        FOR THE YEARS ENDED DECEMBER 31,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1998       1997       1996
                                                 ---------  ---------  ---------
Net sales                                        $ 32,431   $ 84,286   $ 82,509
Costs and expenses:
  Cost of goods sold                               24,201     54,762     55,537
  Research and development                          8,921     12,327     14,639
  Selling, general and administrative              14,115     20,326     17,901
  Special charge                                   12,707          0      5,890
                                                 ---------  ---------  ---------
    Income (loss) from operations                 (27,513)    (3,129)   (11,458)
Other income (expense), net                           (86)    (1,363)        53
                                                 ---------  ---------  ---------
  Income (loss) before provision for
  (benefit from) income taxes                     (27,599)    (4,492)   (11,405)
Provision for (benefit from) income taxes               1     14,844     (2,200)
                                                 ---------  ---------  ---------
  Net income (loss)                               (27,600)   (19,336)    (9,205)
  Deemed dividends on preferred stock              (1,903)         0          0
                                                 ---------  ---------  ---------
  Net income (loss) available to common
  shareholders                                    (29,503)   (19,336)    (9,205)
Comprehensive income (loss)
  Deemed dividends on preferred stock               1,903          0          0
  Currency exchange adjustment                        288     (1,792)      (137)
                                                 ---------  ---------  ---------
  Comprehensive income (loss)                    $(27,312)  $(21,128)  $ (9,342)
                                                 =========  =========  =========

Net income (loss) per share-basic                $  (1.71)  $  (1.15)  $  (0.56)
                                                 =========  =========  =========
Net income (loss) per share-diluted              $  (1.71)  $  (1.15)  $  (0.56)
                                                 =========  =========  =========

     The accompanying notes are an integral part of the consolidated financial statements.


                    GENUS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               FOR THE THREE YEARS ENDED DECEMBER 31, 1998
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             ACCUMULATED
                                                                OTHER
                             PREFERRED  COMMON  ACCUMULATED COMPREHENSIVE
                               STOCK     STOCK    DEFICIT       LOSS      TOTAL
                              --------  -------  ---------  ----------  --------
Balances, January 1, 1996     $     0   $95,683  $(20,322)  $      0   $ 75,361
  Issuance of 310,471
    shares of common stock
    under stock option plan         0     1,125         0          0      1,125
  Issuance of 249,917 shares
    of common stock under
    employee stock purchase
    plan                            0     1,107         0          0      1,107
  Net loss                          0         0    (9,205)         0     (9,205)
  Translation adjustment            0         0         0       (137)      (137)
                               -------  -------  ---------  ---------  ---------
Balances, December 31, 1996         0    97,915   (29,527)      (137)    68,251
  Issuance of 124,199 shares
    of common stock under
    stock option plan               0       364         0          0        364
  Issuance of 272,502 shares
    of common stock under
    employee stock purchase
    plan                            0       870         0          0        870
  Net loss                          0         0   (19,336)         0    (19,336)
  Translation adjustment            0         0         0     (1,792)    (1,792)
                               -------  -------  ---------  ---------  ---------
Balances, December 31, 1997         0    99,149   (48,863)    (1,929)    48,357
  Issuance of 100,000 shares
    of Series A convertible
    preferred stock and
    warrants for 400,000
    shares of common stock
    (Note 9)                    6,222       385    (1,792)         0      4,815
  Conversion of 2,000 shares
    of Series A convertible
    preferred stock to common
    stock                        (124)      124         0          0          0
  Redemption of 70,000 shares
    of Series A convertible
    preferred stock            (4,725)        0         0          0     (4,725)
  Exchange of 28,000 shares
    of Series A convertible
    preferred stock for
    28,000 shares of Series B
    convertible preferred
    stock                      (1,373)        0         0          0     (1,373)
  Issuance of 5,000 shares
    of common stock under
    stock option plan               0        14         0          0         14
  Issuance of 237,522 shares
    of common stock under
    employee stock purchase plan    0       177         0          0        177
  Net loss                          0         0   (27,600)         0    (27,600)
  Translation adjustment            0         0         0        288        288
                              --------  -------  ---------  ---------  ---------
Balances, December 31, 1998   $     0   $99,849  $(78,255)  $ (1,641)  $ 19,953
                              ========  =======  =========  =========  =========

     The accompanying notes are an integral part of the consolidated financial statements.


                           GENUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     1998       1997       1996
                                                  ---------  ---------  --------
Cash flows from operating activities:
  Net income (loss)                               $(27,600)  $(19,336)  $(9,205)
  Adjustments to reconcile to net cash
  from operating activities:
    Depreciation and amortization                    2,480      5,073     6,945
    Provision for doubtful accounts                  1,670      2,930         0
    Deferred taxes                                       0     14,844    (2,534)
    Special charge                                  12,707          0     5,890
  Changes in assets and liabilities:
      Accounts receivable                            4,781     (7,181)   11,191
      Inventories                                   (2,461)    (2,998)   (4,509)
      Other current assets                             650       (391)     (865)
      Accounts payable                              (6,530)     3,419    (1,825)
      Accrued expenses                              (5,153)      (543)   (1,094)
      Other, net                                       626        527    (1,545)
                                                  ---------  ---------  --------
        Net cash provided by (used in)
        operating activities                       (18,830)    (3,656)    2,449
                                                  ---------  ---------  --------
Cash flows from investing activities:
  Acquisition of property and equipment               (919)    (3,835)   (6,611)
  Sale of MeV ion implantation products             23,151          0         0
  Capitalization of software development costs           0          0      (360)
                                                  ---------  ---------  --------
        Net cash provided by (used in)
        investing activities                        22,232     (3,835)   (6,971)
                                                  ---------  ---------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock               191      1,234     2,232
  Proceeds from issuance of preferred stock
  and warrants                                       4,815          0         0
  Redemption of preferred stock                     (5,325)         0         0
  Proceeds from short-term bank borrowings           4,000     50,290     4,000
  Payments of short-term bank borrowings            (7,200)   (45,590)   (1,500)
  Payments of long-term debt and capital leases       (761)      (939)     (990)
                                                  ---------  ---------  --------
        Net cash provided by (used in)
        financing activities                        (4,280)     4,995     3,742
                                                  ---------  ---------  --------
Effect of exchange rate changes on cash                303       (631)      (23)
                                                  ---------  ---------  --------
Net increase (decrease) in cash and cash
equivalents                                           (575)    (3,127)     (803)
Cash and cash equivalents, beginning of year         8,700     11,827    12,630
                                                  ---------  ---------  --------
Cash and cash equivalents, end of year            $  8,125   $  8,700   $11,827
                                                  =========  =========  ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                            $    186   $    445   $   210
Cash paid for income taxes                               6         94       105
Non-cash investing and financing activities:
  Purchase of property and equipment
  under long-term debt obligations                       0        515     1,544
  Deemed dividends on preferred stock                1,792          0         0
  Conversion of Series A Stock to common stock         124          0         0

     The accompanying notes are an integral part of the consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Operations

     Genus, Inc. designs, manufactures and markets capital equipment and deposition processes for advanced semiconductor manufacturing. The Company's products are marketed worldwide either directly to end-users or through exclusive sales representative arrangements. In January 1996, the Company opened a subsidiary in South Korea to provide sales and service support to Korean customers. The Company's customers include semiconductor manufacturers located throughout the United States, Europe and in the Pacific Rim including Japan, South Korea and Taiwan. Genus conducts its business within one industry segment. The following is a summary of Genus' significant accounting policies.

Principles  of  Consolidation

     The consolidated financial statements include the accounts of Genus, Inc. and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions.

Sale  of  Assets

     In July 1998, the Company sold selected assets and transferred selected liabilities related to the Millions of Electron Volts ("MeV") ion implantation equipment product line to Varian Associates, Inc. for approximately $24,150 ("Asset Sale"). As a result of the Asset Sale, the Company no longer engages in the ion implant business and has refocused its efforts on thin film deposition. In connection with the Asset Sale and the refocusing of the Company's business on thin film products, the Company significantly reduced the workforce at its Sunnyvale, California location.

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

     Three customers accounted for an aggregate of 78% and 75% of accounts receivable at December 31, 1998 and 1997, respectively. South Korean and Japanese customers accounted for an aggregate of 61% and 70% of accounts receivable at December 31, 1998 and 1997, respectively.

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

     Other assets include goodwill and software development costs and are stated at cost. Goodwill represented the cost in excess of the fair market value of net assets of an acquired business and was amortized on a straight-line basis over 15 years. Software development costs represent costs incurred subsequent to establishing the technological feasibility of software products and were amortized over the expected life of the products, estimated to be three years.

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

Recent  Account  Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities as is effective for the Company's fiscal year 1999. The impact of the implementation of SFAS 133 on the consolidated financial statements of the Company has not yet been determined.

     In March 1998, the Accounting Standards Executive Committee ("AcSEC"), released Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires certain costs of computer software developed or obtained for internal use to be capitalized, provided that those costs are not research and development. SOP 98-1 is effective for the Company's fiscal year 1999, and the impact of the adoption of SOP 98-1 on the Company's consolidated financial statements has not yet been determined.

     In April 1998, AcSEC released Statement of Position 98-5, "Accounting for Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 is effective for the Company's fiscal year 1999, and the impact of the adoption of SOP 98-5 on the Company's consolidated financial statements has not yet been determined.

NOTE  2.  INVENTORIES

     Inventories  comprise  the  following:


                               DECEMBER  31,
                             ---------------

                              1998     1997
                             ------  -------
  Raw materials and parts    $4,796  $15,210
  Work in process               244    6,879
  Finished goods                298    6,897
                             ------  -------
                             $5,338  $28,986
                             ======  =======

NOTE  3.  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  are  stated  at  cost and comprise the following:


                                                                DECEMBER  31,
                                                            --------------------

                                                               1998       1997
                                                            ---------  ---------
  Equipment (useful life is 3 years)                        $  7,227   $ 19,510
  Demonstration equipment (useful life ranges
    from 3-5 years)                                           14,345     14,352
  Furniture and fixtures (useful life is 3 years)              1,015      2,645
  Leasehold improvements (useful life ranges
    from 4-10 years)                                           3,003      6,631
                                                            ---------  ---------
                                                              25,590     43,138
  Less accumulated depreciation and amortization             (21,243)   (28,833)
                                                            ---------  ---------
                                                               4,347     14,305
  Construction in process                                        312        971
                                                            ---------  ---------
                                                            $  4,659   $ 15,276
                                                            =========  =========

     Equipment includes $584 and $3,745 of assets under capital leases at December 31, 1998 and 1997, respectively. Accumulated amortization on these assets is $584 and $2,628 at December 31, 1998 and 1997, respectively.

NOTE  4.  OTHER  ASSETS

     Other  assets  comprise  the  following:


                                                         DECEMBER  31,
                                                       ---------------

                                                       1998     1997
                                                       -----  --------
  Goodwill                                             $   0  $ 3,802
  Software development costs                               0    1,347
                                                       -----  --------
                                                           0    5,159
  Accumulated amortization-goodwill                        0   (2,675)
  Accumulated amortization-software development costs      0     (980)
                                                       -----  --------
                                                           0    1,494
  Other                                                  318    1,784
                                                       -----  --------
                                                       $ 318  $ 3,278
                                                       =====  ========

     Amortization expense for software development costs was $128, $401 and $507 in 1998, 1997 and 1996, respectively.

NOTE  5.  LINE  OF  CREDIT

     The Company secured an Accounts Receivable Purchase Agreement with a bank on September 30, 1998. This agreement allows the Company to sell qualified receivables to the bank for a transaction fee of .1875%, and pay interest at the rate of 1% per month on the average outstanding balance. The bank will advance 80% of the qualified receivables ($4,000 maximum outstanding at any one time). This agreement expires September 30, 1999. On December 31, 1998, the Company had $4,000 in outstanding borrowings under the Accounts Receivable Purchase Agreement, which was repaid in January 1999.

NOTE  6.  ACCRUED  EXPENSES

     Accrued  expenses  comprise  the  following:


                                          DECEMBER  31,
                                         --------------

                                          1998    1997
                                         ------  -------
  System installation and warranty       $  583  $ 3,741
  Accrued commissions and incentives        538    2,062
  Accrued payroll and related items         536    1,264
  Restructuring reserves (Note 11)        1,240        0
  Other                                   1,897    3,546
                                         ------  -------
                                         $4,794  $10,613
                                         ======  =======

NOTE  7.  LONG-TERM  DEBT  AND  CAPITAL  LEASE  OBLIGATIONS

     Long-term  debt  and  capital  lease  obligations  comprise  the following:


                                                                  DECEMBER  31,
                                                                ----------------

                                                                  1998    1997
                                                                -------  -------
  Capital lease obligations with interest rates ranging from
    4.5-15.6%                                                   $  114   $1,737
  Mortgage loan payable in monthly installments through
    October 2000 at 9.25% interest per annum and
    collateralized by a building                                     0      108
                                                                -------  -------
                                                                   114    1,845
  Less amounts due within one year                                 (64)    (874)
                                                                -------  -------
                                                                $   50   $  971
                                                                ======   =======

     The  future aggregate payments of capital lease obligations are as follows:


  1999                                                                     $ 68
  2000                                                                       51
                                                                           -----
                                                                            119
  Less amounts representing interest on capital lease obligations            (5)
                                                                           -----
  Principal payments and present value of minimum capital lease
    obligations                                                            $114
                                                                           =====

     Certain of the capital lease agreements require the Company to comply with specific financial covenants and to pay stipulated amounts upon default or termination prior to the expiration of the basic lease terms.

NOTE  8.  LEASE  COMMITMENTS

     The Company leases certain of its facilities and various office equipment under operating leases expiring through 2002. The Company is responsible for property taxes, insurance and maintenance under the facility leases. Certain of these leases contain renewal options. The Company subleases approximately 40,000 square feet of its facility to two other companies. One company began subleasing in April 1998 and the other company began subleasing in December 1998.

     At December 31, 1998, minimum lease payments required under these operating leases are as follows:


  1999                     $   714
  2000                         757
  2001                         772
  2002                         579
                           -------
                           $ 2,822
                           =======

     Rent expense for 1998, 1997 and 1996 was $1,169 (net of sublease income of $146), $2,215 and $2,218 respectively. There was no sublease income in 1997 and 1996.

     At  December  31,  1998,  sublease  receipts  are  expected  as  follows:


  1999                     $   793
  2000                         625
  2001                         625
  2002                         521
                           -------
                           $ 2,564
                           =======

NOTE  9.  CAPITAL  STOCK

Net  Income  (Loss)  Per  Share

     A reconciliation of the numerator and denominator of basic and diluted income (loss) per share is as follows:


                                                  YEARS  ENDED  DECEMBER  31,
                                                ------------------------------

                                                  1998       1997       1996
                                                ---------  ---------  --------
  Numerator-Basic:
    Net income (loss)                           $(27,600)  $(19,336)  $(9,205)
    Deemed dividends on preferred stock           (1,903)         0         0
                                                ---------  ---------  --------
      Net income (loss) available to common
        shareholders                            $(29,503)  $(19,336)  $(9,205)
                                                =========  =========  ========
  Denominator-Basic:
    Weighted average common stock outstanding     17,248     16,860    16,423
                                                =========  =========  ========
  Basic net income (loss) per share             $  (1.71)  $  (1.15)  $ (0.56)
                                                =========  =========  ========

  Numerator-Diluted:
    Net income (loss)                           $(27,600)  $(19,336)  $(9,205)
    Deemed dividends on preferred stock           (1,903)         0         0
                                                ---------  ---------  --------
      Net income (loss) available to common
        shareholders                            $(29,503)  $(19,336)  $(9,205)
                                                =========  =========  ========
  Denominator-Diluted:
    Weighted average common stock outstanding     17,248     16,860    16,423
                                                =========  =========  ========
  Diluted net income (loss) per share           $  (1.71)  $  (1.15)  $ (0.56)
                                                =========  =========  ========

     Stock options to purchase 2,289,000 shares of common stock were outstanding in 1998 on a weighted average basis, but were not included in the computation of diluted loss per share because the Company has a net loss for 1998. A total of 16,000 shares of Series B Convertible Preferred Stock and warrants for the purchase of 400,000 shares of common stock were outstanding at December 31, 1998 but were not included in the computation of diluted loss per share because the Company has a net loss for 1998.

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

Private  Placement  of  Convertible  Preferred  Stock

     In February 1998, the Company issued an aggregate of 100,000 shares of 6% Series A Convertible Preferred Stock (the "Series A Stock") and warrants to purchase an aggregate of up to 400,000 shares of its common stock, all for an aggregate purchase price of $5,000 in cash. In 1998, the Company recorded deemed dividends on preferred stock of approximately $1,903, reflecting the beneficial conversion feature, which is the difference between the proceeds allocated to the Series A Stock and the fair value of the Series A Stock (assuming immediate conversion) upon issuance, and the accrual of the 6% dividends thereon.

     In June 1998, 2,000 shares of the Series A Stock were converted into common stock of the Company. This conversion was accounted for at book value. In July 1998, the Company redeemed 70,000 shares of the outstanding Series A Stock for $4,725 in cash (the "Redemption"), and the remaining 28,000 shares of Series A Stock were exchanged for 28,000 shares of Redeemable Series B Convertible Preferred Stock (the "Series B Stock") by the existing holders of the Series A Stock (the "Exchange"). The Redemption and Exchange were accounted for by comparing the fair value of the Series B Stock and the $4,725 in cash with the carrying amount of the Series A Stock redeemed and with the fair value of the Series A Stock converted (pursuant to the original conversion terms of the Series A Stock); there was no material difference between these amounts.

     In November 1998, the Company redeemed 12,000 shares of the Series B Stock for approximately $600 in cash. As of December 31, 1998, there were 16,000 shares of Series B Stock outstanding, all of which were converted into common stock of the Company in February 1999.

Warrants

     In connection with the issuance of the Series A Stock, the Company issued warrants for 400,000 shares of the Company's common stock to the holders of the Series A Stock. The warrants are exercisable at any time until February 2001 for 300,000 shares of common stock at a price of $3.67 per share and for 100,000 shares at a price of $4.50 per share.

Rights  and  Privileges  of  Series  B  Convertible  Preferred  Stock

     Conversion Rights. Each share of the Series B Stock was issued with a stated value of $50 (the "Stated Value"). Each holder of shares of Series B Stock has the right at any time, and from time-to-time, to convert some or all such shares into cash at the Stated Value or common stock at a conversion price of $1.25 per share.

     Dividends. Series B Stock accrues a dividend at a rate per share (as a percentage of the Stated Value per share) of 6% per annum, payable in cash or shares of common stock at the option of the Company. The shares must be held until February 12, 1999 to receive this dividend.

     Redemption. The Series B Stock may be redeemed at the option of the Company on or after July 30, 2003 at a redemption price equal to the product of (i) the average of the closing bid prices for the five trading days immediately preceding (a) July 30, 2003 or (b) the date of payment by the Company of the redemption price, which ever is greater, and (ii) the conversion ratio applicable to the Series B Stock calculated on July 30, 2003. Each selling security holder may require the Company at any time to redeem all of its shares of the Series B Stock at a redemption price equal to the stated value per share. In addition, the Series B Stock may be redeemed at the option of the selling security holder upon the occurrence of certain triggering events at a price per share equal to the product of (i) the average closing bid prices of the Company's common stock for the five trading days immediately preceding (a) the date of the triggering event or (b) the date of payment in full of such redemption price, which ever is greater, and (ii) the conversion ratio on the date of the triggering event.

     Liquidation Rights. In the event of the dissolution, liquidation or winding-up of the Company, whether voluntary or involuntary, the holders of the Series B Stock will be entitled to receive before any payment or distribution will be made on the common stock of the Company, out of the assets of the Company available for distribution to shareholders, the Stated Value per share of Series B Stock and all accrued and unpaid dividends to and including the date of payment thereof. Upon the payment in full of all amounts due to holders of the Series B Stock, then the holders of the common stock of the Company will receive, ratably, all remaining assets of the Company legally available for distribution. If the assets of the Company available for distribution to the holders of the Series B Stock are insufficient to permit payment in full of the amounts payable as aforesaid to the holders of Series B Stock upon such liquidation, dissolution or winding-up, whether voluntary or involuntary, then all such assets of the Company will be distributed to the exclusion of the holders of shares of common stock ratably among the holders of Series B Stock.

     A sale, conveyance or disposition of all or substantially all of the assets of the Company or the effectuation by the Company of a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, or a consolidation or merger of the Company with or into any other company or companies shall not be deemed to be a liquidation, dissolution or winding-up of the Company for the purposes of the liquidation rights that would be available to the holders of Series B Stock, but instead will be subject to the conversion provisions outlined above.

Stock  Option  Plan

     The Company has a 1991 Incentive Stock Option Plan (the "Plan") under which the Board of Directors may issue incentive and nonstatutory stock options. The Plan expires ten years after adoption and the Board of Directors have the authority to determine to whom options will be granted, the number of shares, the term and exercise price. The options are exercisable at times and increments as specified by the Board of Directors, and expire five years from date of grant. These options generally vest over a three-year period. At December 31, 1998, the Company had reserved 3,653,006 shares of common stock for issuance under the Plan. A total of 329,006 shares remained available for future grants at December 31, 1998. At December 31, 1996, 492,729 options were exercisable at a weighted average exercise price of $5.56. At December 31, 1997, 789,670 options were exercisable at a weighted average exercise price of $6.50. At December 31, 1998, 573,484 options were exercisable at a weighted average exercise price of $3.094.

     Activity  under  the  Plan  is  set  forth  in  the  table  below:


                                WEIGHTED
                               OUTSTANDING     AVERAGE
                                 SHARES     OPTIONS PRICE    EXERCISE
                               (IN 000's)     PER SHARE        TOTAL    PRICE
                               ---------  ----------------  ---------  ------
Balance, January 1, 1996          1,586   $ 1.75 to $15.63   $ 9,947   $ 6.27
  Granted                         1,027     5.94 to   8.38     6,705     6.53
  Exercised                        (310)    1.75 to   8.63    (1,125)    3.63
  Terminated                       (213)    2.75 to  15.63    (1,776)    8.34
                                --------  ----------------  ---------  ------
Balance, December 31, 1996        2,090     1.75 to   8.63    13,751     6.58
  Granted                           537     3.88 to   6.94     2,707     5.04
  Exercised                        (124)    1.75 to   6.13      (364)    2.94
  Terminated                       (652)    2.25 to   8.63    (4,473)    6.86
                                --------  ----------------  ---------  ------
Balance, December 31, 1997        1,851     2.25 to   8.63    11,621     6.28
  Granted                         3,764     0.88 to   3.21     8,500     2.26
  Exercised                          (5)    2.87 to   2.87       (14)    2.87
  Terminated                     (3,309)    1.63 to   8.63   (15,600)    4.71
                                --------  ----------------  ---------  ------
Balance, December 31, 1998        2,301   $ 0.88 to $ 8.00   $ 4,507   $ 1.96
                                ========  ================  =========  ======

Employee  Stock  Purchase  Plan

     The Company has reserved a total of 2,050,000 shares of common stock for issuance under a qualified stock purchase plan, which provides substantially all Company employees with the right to acquire shares of the Company's common stock through payroll deductions. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85% of fair market value at either the beginning of each two-year offering period or the end of each six-month purchase period within the two-year offering period. At December 31, 1998, 1,889,608 shares have been issued under the plan.

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

Stock  Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income (loss) and net income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires that the information be determined as if the Company had accounted for its employee stock-based compensation plans under the fair value method prescribed by SFAS 123.

     The fair value of these options was estimated at the date of grant using a Black-Scholes single option pricing model with the following weighted average assumptions for 1998, 1997 and 1996:


                                1998       1997        1996
                             ---------   ---------   ---------
  Risk free interest rates      5.335%      6.220%      6.070%
  Expected life              3.3 years   3.5 years   3.5 years
  Expected volatility            61.4%       77.7%       77.7%
  Expected dividend yield           0%          0%          0%

     The weighted average fair value of options granted in 1998, 1997 and 1996 was $1.60, $2.92 and $3.81, respectively.

     Under the 1989 Employee Stock Purchase Plan, the Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1998, 1997 and 1996.


                                1998       1997        1996
                             ---------   ---------   ---------
  Risk free interest rates      5.415%      5.630%      5.340%
  Expected life              0.5 years   0.5 years   0.5 years
  Expected volatility            61.4%       77.7%       77.7%
  Expected dividend yield           0%          0%          0%

     The weighted average fair value of those purchase rights granted in 1998, 1997 and 1996 was $0.48, $1.80 and $3.26, respectively.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been the pro forma amounts indicated below:


                                                    1998       1997       1996
                                                  ---------  ---------  ---------
  Pro forma net income (loss) available to
    common shareholders                           $(32,830)  $(21,537)  $(12,053)
  Pro forma net income (loss) per share-basic     $  (1.88)  $  (1.28)  $  (0.73)
  Pro forma net income (loss) per share-diluted   $  (1.88)  $  (1.28)  $  (0.73)

     The above pro forma effects on net income (loss) may not be representative of the effects on future results as options granted typically vest over several years and additional option grants are expected to be made in future years.

     The options outstanding and currently exercisable by exercise price under the option plan at December 31, 1998 are as follows:


                      OPTIONS  OUTSTANDING               OPTIONS  EXERCISABLE
            ---------------------------------------  ---------------------------

                            WEIGHTED
 RANGE OF                AVG. REMAINING   WEIGHTED
 EXERCISE     NUMBER      CONTRACTUAL   AVG. EXERCISE   NUMBER     WEIGHTED AVG.
  PRICES    OUTSTANDING      LIFE           PRICE    OUTSTANDING  EXERCISE PRICE
----------  -----------  -------------  -----------  ----------  ---------------
0.88-$1.25      729,500      4.45            $ 0.93        12,500      $ 0.88
1.31-$1.63      741,500      4.27            $ 1.62             0      $ 0.00
2.03-$3.03      778,140       3.25           $ 2.98       523,816      $ 3.03
3.22-$8.00       52,250       2.91           $ 4.84        37,168      $ 4.73
              ---------                                   -------
0.88-$8.00    2,301,390       3.95           $ 1.94       573,484      $ 3.09
              =========                                   =======

Option  Repricing

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

NOTE  10.  EMPLOYEE  BENEFIT  PLAN

     During 1988, the Company adopted the Genus, Inc. 401(k) Plan (the "Benefit Plan") to provide retirement and incidental benefits for eligible employees. The Benefit Plan provides for Company contributions as determined by the Board of Directors that may not exceed 6% of the annual aggregate salaries of those employees eligible for participation. In 1998, 1997 and 1996, the Company made $62, $92 and $87, respectively, in contributions to the Benefit Plan.

NOTE  11.  SPECIAL  CHARGE

     In 1998, the Company recorded a special charge of approximately $12,707 (Note 15). Included in this special charge are personnel charges of $1,746 associated with the Company's reduction in workforce as well as $5,400 in inventory write-downs, and $1,113 in leasehold improvement write-offs. In addition, this charge included $1,402 for expenses associated with the closing of several sales offices and transaction losses as a result of the sale of the ion implant products to Varian and $1,053 for legal, accounting, and banking fees associated with the Varian transaction. Finally, the special charge included a $1,993 write-off of ion implant inventory that is currently a matter of dispute with Varian in connection with the Asset Sale. The Company and Varian are in the process of resolving the dispute through arbitration to determine whether the Company or Varian has rights to the one ion implant sale and related inventory. If and when the Company prevails in the arbitration, any adjustments to the Company's financial statements as a result of this gain contingency will be made in the quarter in which the decision is rendered and the collection from the end customer of the amount in question is probable.
The  Company  is  not  conceding  any  rights  to  the  disputed  sale.

     At December 31, 1998, the following cash components of the special charge remain unpaid: $300 in payroll costs associated with the reduction in force, $220 in foreign subsidiary closing costs, and $720 in transaction costs. The Company expects these amounts to be paid by the end of the second quarter of 1999.

     During 1996, the Company incurred special charges of $5,890 relating to $860 in payroll costs associated with two reductions in workforce, $3,332 in inventory write-downs, $1,253 in demonstration equipment write-downs and $445 in capitalized software and other write-downs.

NOTE  12.  OTHER  INCOME  (EXPENSE),  NET

     Other  income  (expense),  net,  comprises  the  following:


                        YEARS ENDED DECEMBER 31,
                        ------------------------

                         1998     1997     1996
                        ------  --------  ------
  Interest income       $  77   $   156   $ 334
  Interest expense       (186)     (445)   (210)
  Foreign exchange        301    (1,107)      0
  Other, net             (278)       33     (71)
                        ------  --------  ------
                        $ (86)  $(1,363)  $  53
                        ======  ========  ======

NOTE  13.  INCOME  TAXES

     Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consists of the following:


                  1998    1997      1996
                  -----  -------  --------
  Federal:
    Current       $   0  $     0  $     0
    Deferred          0   14,004   (2,343)
                  -----  -------  --------
                      0   14,004   (2,343)
  State:
    Current           1        0        0
    Deferred          0      840     (191)
                  -----  -------  --------
                      1      840     (191)
  Foreign:
    Current           0        0      334
                  -----  -------  --------
                  $   1  $14,844  $(2,200)
                  =====  =======  ========

     The Company's effective tax rate for the years ended December 31, 1998, 1997 and 1996 differs from the U.S. federal statutory income tax rate as follows:


                                           1998   1997   1996
                                           -----  -----  -----
  Federal income tax at statutory rate     (35)%  (34)%  (35)%
  Change in valuation allowance              0    372     13
  Foreign income taxes                       0      0      3
  Other                                      0     (8)     0
  Net operating loss not benefited          35      0      0
                                           -----  -----  -----
                                             0%   330%   (19)%
                                           =====  =====  =====

     The  components  of  the  net  deferred  tax  asset comprise the following:


                                                    1998       1997       1996
                                                  ---------  ---------  --------
  Deferred tax assets (liabilities):
    Net operating loss carryforwards              $ 26,079   $ 13,097   $ 9,447
    Tax credit carryforwards                         1,950      1,867     1,288
    Inventory, accounts receivable and other
      reserves                                       2,100        401     1,835
    Non-deductible accrued expenses                  1,100      1,152     1,264
    Other reserves                                       0          0     1,245
    Depreciation and amortization                    1,411        215      (235)
    Valuation allowance                            (32,640)   (16,732)        0
                                                  ---------  ---------  --------
  Net deferred tax assets                         $      0   $      0   $14,844
                                                  =========  =========  ========

     Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns.

     At December 31, 1998, the Company had the following income tax carryforwards available:


                                     TAX REPORTING   EXPIRATION DATES
                                     --------------  ----------------
  U.S. regular tax operating losses  $       74,287         2006-2013
  U.S. business tax credits          $        1,953         2003-2010
  State net operating losses         $       21,981         1999-2004

     Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and credits before utilization.

NOTE  14.  SEGMENT  INFORMATION

     Effective for 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information."
Management of the Company has identified its operating segments based on differences in products and services. The Company's operations have consisted of thin film and MeV ion implantation product lines. The Company sold its MeV ion implantation product line to Varian in July 1998. The Company has aggregated its two operating segments for financial reporting purposes because its operating segments have similar long-term economic characteristics and because the products and services, production processes, types of customers, and the methods used to distribute the products and provide the services of the operating segments are similar. All reportable segment information is equal to the financial information reported in the Company's consolidated financial statements and notes thereto.

     The Company is engaged in the design, manufacture, marketing and servicing of advanced thin film deposition systems used in the semiconductor manufacturing industry. The Company's sales are primarily generated from CVD WSiX systems. The Company's CVD system is designed for the deposition of WSiX to create multiple interconnect layers on ICs. This product is primarily used in the manufacturing of DRAMs.

     Net sales from thin film products and services accounted for 35%, 32% and 38% of the Company's net sales for 1998, 1997 and 1996. Net sales from MeV ion implantation products and services accounted for 65%, 68%, and 62 % of the Company's net sales in 1998, 1997 and 1996.

Export  Sales

     For reporting purposes, export sales are determined by the location of the parent company of the Company's customer, regardless of where the delivery was made by the Company.

     Export sales for 1998, 1997 and 1996 represented 56%, 74% and 84% of net sales, respectively. Sales to South Korea for 1998, 1997 and 1996 represented 30%, 50% and 59% of net sales, respectively. Sales to Japan for 1998, 1997 and 1996 represented 14%, 21% and 19% of net sales, respectively.

Domestic  and  Foreign  Operations

     Revenues, for the Company's foreign and domestic operations for 1998, 1997 and 1996 are as follows:


                                          1998       1997      1996
                                        ---------  --------  ---------
  Sales to unaffiliated customers:
    Domestic operations                 $ 27,303   $73,182   $ 80,827
    Foreign operations                     5,128    11,104      1,682
                                        ---------  --------  ---------
                                        $ 32,431   $84,286   $ 82,509
                                        =========  ========  =========

     The Company did not hold any material long-lived assets in countries other than the United States at December 31, 1998, 1997 or 1996.

Major  Customers

     In 1998, three customers, Samsung Electronics Company, Ltd., Advanced Micro Devices and Micron Technology, Inc., accounted for 28%, 15% and 12%, respectively, of net sales. In 1998, three customers, Samsung Electronics Company, Ltd., M/A Com and SGS Thomson accounted for 68%, 8% and 5%, respectively of the Company's CVD net sales and three customers, Advanced Micro Devices, Micron Technology, Inc. and Atmel accounted for 21%, 18% and 14%, respectively, of the Company's ion implantation net sales. In 1997, Samsung Electronics Company, Ltd. and Innotech Corporation accounted for 47% and 17%, respectively, of net sales. In 1996, these same two customers accounted for 53% and 18%, respectively, of net sales.

NOTE  15.  INTERIM  FINANCIAL  INFORMATION  (UNAUDITED)


                                            1998  QUARTERS  ENDED
                              --------------------------------------------------

                              MARCH 31    JUNE 30   SEPTEMBER 30   * DECEMBER 31
                              ---------  ---------  -------------  -------------
Net sales                    $  7,238     $ 10,270    $   9,804       $  5,119
Gross profit                      297          546        3,915          3,472
Net income (loss) available
  to common shareholders       (9,243)     (21,603)          40          1,301
Net income (loss) per
  share-basic and diluted       (0.54)       (1.26)        0.00           0.07


                                            1997  QUARTERS  ENDED
                              --------------------------------------------------

                              MARCH 31    JUNE 30   SEPTEMBER 30  ** DECEMBER 31
                              ---------  ---------  -------------  -------------
Net sales                    $  19,681    $ 19,351    $  24,375      $  20,879
Gross profit                     7,368       7,811        8,351          5,994
Net income (loss)                  181         296          512        (20,325)
Net income (loss) per
  share-basic and diluted         0.01        0.02         0.03          (1.20)

     * The fourth quarter of 1998 was the first quarter that was entirely thin film business. Sales were lower than the previous quarter, which included shipments from the ion implant product line that was sold to Varian in July 1998. Gross profit of $3,472 included inventory reserve reversals of $1,423 and warranty reserve reversals of $200. The Company also reversed excess restructuring reserves of $509, resulting in a net profit of $1,301. Exclusive of these non-recurring adjustments, the Company incurred an operating loss of $831.

     ** During the fourth quarter of 1997, delays in shipments to Asian customers resulted in lower sales. In addition, the Company incurred a net charge of $2,930 for bad debt expense. The lower sales, coupled with this write-off, resulted in an operating loss of $4,930 for the fourth quarter. Other income (loss) for the quarter included $1,107 in foreign exchange losses as a result of the effect of the devaluation of the Korean won on intercompany transactions. In addition, based on the weight of available evidence as prescribed by SFAS 109, management determined that it was more likely than not that the net deferred tax asset at December 31, 1997 would not be realized and, therefore, provided a full valuation allowance against the net deferred tax asset during the fourth quarter of 1997.



                        REPORT OF INDEPENDENT ACCOUNTANTS


To  the  Board  of  Directors  and  Shareholders:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows, present fairly, in all material respects, the financial position of Genus, Inc. and its subsidiaries (the "Company") at December 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/  PRICEWATERHOUSECOOPERS  LLP
--------------------------------
PricewaterhouseCoopers  LLP

San  Jose,  California
February  3,  1999


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report pursuant to Regulation 14A relating to the Registrant's 1999 Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 19, 1999, and certain information included therein is incorporated herein by reference.

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The directors and executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages at March 31, 1999, are as follows:


NAME                     AGE                            POSITION
-----------------------  ---  --------------------------------------------------
William W.R. Elder        60  Chairman of the Board, President and Chief
                              Executive Officer
Thomas E. Seidel, Ph.D.   63  Executive Vice President, Chief Technical Officer
Kenneth Schwanda          41  Vice President, Finance, Chief Financial Officer
Jeff Farrell              51  Vice President, Engineering
Michael Mitchell          36  Director, Operations and Facilities
Mario M. Rosati           52  Secretary and Director
Todd S. Myhre             53  Director
G. Frederick Forsyth      55  Director

     Except as set forth below, all of the executive officers have been associated with the Company in their present or other capacities for more than the past five years. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among executive officers of the Company.

     Mr. Elder, a founder of the Company, is the Chairman of the Board, President and Chief Executive Officer of the Company. From October 1996 to April 1998, he served only as Chairman of the Board. From April 1990 to September 1996, he was Chairman of the Board, President and Chief Executive Officer of the Company. From November 1981 to April 1990, he was President and a director of the Company.

     Dr. Seidel joined the Company in January 1996 and is the Executive Vice President and Chief Technical Officer of the Company. From July 1988 to January 1996, Dr. Seidel was associated with SEMATECH, a semiconductor-industry consortium, in various senior management positions, most recently as Chief Technologist and Director of Strategic Technology.

     Mr. Schwanda has been Vice President of Finance and Chief Financial Officer of the Company since February 1999. Mr. Schwanda joined the Company in December 1992 and has held various financial management positions, most currently as Vice President of Finance. Mr. Schwanda began his professional career in 1979 at Harris Corporation, a global communications company, where he held accounting and finance positions.

     Mr. Farrell joined the Company in March 1996 and is the Vice President of Engineering for the Company. From August 1979 to March 1996, Mr. Farrell was employed by Advanced Micro Devices, a semiconductor manufacturer in Sunnyvale, California.

     Mr. Mitchell has been Director of Operations and Facilities for the Company since November 1997. Mr. Mitchell joined the Company in June 1995 and has held various management positions, most currently as Operations Manager. From 1985 to 1995, Mr. Mitchell was a Second Lieutenant in the United States Air Force.

     Mr. Rosati has been Secretary of the Company since May 1996 and a director of the Company since the Company's inception in November 1981. He is also a director of Aehr Test Systems, a manufacturer of semiconductor test equipment; CATS Software Inc., a supplier of client/server software products for financial risk management; Meridian Data, Inc., a developer of compact disc-read only memory (CD-ROM) and compact disc-recordable (CD-R) systems and related software for both networks and personal computers; Ross Systems, Inc., a supplier of enterprise-wide business systems and related services to companies installing open systems/client server software products; and Sanmina Corporation, an electronics manufacturer of multilayered printed circuit boards, backplane assemblies, subassemblies, and printed circuit board assemblies. He is a member of Wilson Sonsini Goodrich & Rosati, P.C., general counsel to the Company.

     Mr. Myhre has served as a director of the Company since January 1994. Since April 1998, and from September 1995 to January 1996, Mr. Myhre has served as President and Chief Executive Officer of GameTech International, an electronic gaming manufacturer. From September 1995 to March 1998, Mr. Myhre was an international business consultant. From January 1993 to August 1993, from August 1993 to December 1993 and from January 1994 to August 1995, Mr. Myhre served as Vice President and Chief Financial Officer of the Company, as Executive Vice President and Chief Operating Officer of the Company and as President and a director of the Company, respectively.

     Mr. Forsyth has been a director of the Company since February 1996. Since August 1997, Mr. Forsyth has served as President, Professional Products Division of Iomega, Inc. From June 1989 to February 1997, Mr. Forsyth was associated with Apple Computer, Inc., a personal computer manufacturer, in various senior management positions, most recently as Senior Vice President and General Manager, Macintosh Product Group.

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


                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE  AND  REPORTS  ON  FORM 8-K

(a)  The  following  documents  are  filed  as  a  part  of  this  Report:

1.   Financial  Statements.

     Consolidated  Balance  Sheets-December  31,  1998  and  1997

     Consolidated Statements of Operations and Comprehensive Income (Loss)-Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Shareholders' Equity-Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows-Years Ended December 31, 1998, 1997 and 1996

     Notes  to  Consolidated  Financial  Statements

     Report  of  Independent  Accountants

2. Financial Statement Schedule. The following financial statement schedule of Genus, Inc. for the years ended December 31, 1998, 1997 and 1996 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Genus, Inc.

                                                  PAGE
                                                  ----
          Report  of  Independent  Accountants     43
     II-  Valuation  and  Qualifying  Accounts     44

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

4. Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1998.



        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To  the  Board  of  Directors  of  Genus,  Inc.  and  Subsidiary:

     Our audits of the consolidated financial statements referred to in our report dated February 3, 1999 appearing on page 39 of the 1998 Annual Report on Form 10-K of Genus, Inc. and Subsidiaries also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/  PRICEWATERHOUSECOOPERS  LLP
--------------------------------
PricewaterhouseCoopers  LLP

San  Jose,  California
February  3,  1999


                                                                    SCHEDULE  II


                                GENUS, INC.

                      VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (DOLLARS IN THOUSANDS)

                                  BALANCE AT   CHARGED TO
                                 BEGINNING OF   COSTS AND  BALANCE AT   END OF
DESCRIPTION                        PERIOD       EXPENSES   DEDUCTIONS   PERIOD
---------------------------       ----------  -----------  ----------  ---------
COLUMN A                           COLUMN B     COLUMN C    COLUMN D    COLUMN E
---------------------------       ----------  -----------  ----------  ---------
1996
Allowance for doubtful accounts   $   250       $    0       $    0      $   250
Inventory reserves                  3,271        4,603        1,338        6,536
Product warranty and
  installation accruals             4,318        4,022        3,456        4,884
Valuation allowance on deferred
  taxes                                 0            0            0            0

1997
Allowance for doubtful accounts       250        2,930        2,083        1,097
Inventory reserves                  6,536          910        2,040        5,406
Product warranty and installation
  accruals                          4,884        3,620        4,754        3,750
Valuation allowance on deferred
  taxes                                 0       16,732            0       16,732

1998
Allowance for doubtful accounts     1,097        1,670        2,267          500
Inventory reserves                  5,406        5,150        6,787        3,770
Product warranty and installation
  accruals                          3,750         (143)       3,024          583
Valuation allowance on deferred
  taxes                            16,732       15,908            0       32,640

                                   GENUS, INC.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998

                                INDEX TO EXHIBITS

EXHIBIT
NO.      DESCRIPTION
---      -----------
2.1 Asset Purchase Agreement, dated April 15, 1998, by and between Varian Associates, Inc. and Registrant and exhibits thereto (15)
3.1 Amended and Restated Articles of Incorporation of Registrant as filed June 6, 1997 (11)
3.2      By-laws  of  Registrant,  as  amended  (13)
4.1 Common Shares Rights Agreement, dated as of April 27, 1990, between Registrant and Bank of America, N.T. and S.A., as Rights Agent (4)
4.2 Convertible Preferred Stock Purchase Agreement, dated February 2, 1998, among the Registrant and the Investors (14)
4.3 Registration Rights Agreement, dated February 2, 1998, among the Registrant and the Investors (14)
4.4      Certificate  of Determination of Rights, Preferences and Privileges
         of  Series  A  Convertible  Preferred  Stock  (14)
4.5      Certificate  of Determination of Rights, Preferences and Privileges
         of  Series  B  Convertible  Preferred  Stock  (17)
4.6      Redemption  and  Exchange Agreement, dated July 16, 1998, among the
         Registrant  and  the  Investors  (17)
10.1 Lease, dated December 6, 1985, for Registrant's facilities at 4 Mulliken Way, Newburyport, Massachusetts, and amendment and extension of lease, dated March 17, 1987 (1)
10.2     Assignment of Lease, dated April 1986, for Registrant's facilities at  Unit  11A,  Melbourn  Science  Park,  Melbourn, Hertz, England (1)
10.3     Registrant's  1989  Employee  Stock  Purchase Plan, as amended (5)
10.4     Registrant's  1991  Incentive  Stock  Option Plan, as amended (10)
10.5 International Distributor Agreement, dated November 23, 1987, between General Ionex Corporation and Innotech Corporation (1)
10.6 Distributor/Representative Agreement, dated August 1, 1984, between Registrant and Aju Exim (formerly Spirox Holding Co./You One Co. Ltd.) (1)
10.7 Exclusive Sales and Service Representative Agreement, dated October 1, 1989, between Registrant and AVBA Engineering Ltd. (3)
10.8 Exclusive Sales and Service Representative Agreement, dated as of April 1, 1990, between Registrant and Indosale PVT Ltd. (3)
10.9 License Agreement, dated November 23, 1987, between Registrant and Eaton Corporation (1)
10.10 Exclusive Sales and Service Representative Agreement, dated May 1, 1989, between Registrant and Spirox Taiwan, Ltd. (2)
10.11    Lease,  dated  April  7, 1992, between Registrant and The John A.
         and Susan R. Sobrato 1979 Revocable Trust for property at 1139 Karlstad Drive, Sunnyvale, California (6)
10.12 Asset Purchase Agreement, dated May 28, 1992, by and between the Registrant and Advantage Production Technology, Inc. (7)
10.13    License  and  Distribution  Agreement,  dated  September 8, 1992, between  the  Registrant  and  Sumitomo  Mutual  Industries,  Ltd.  (8)
10.14    Lease  Agreement, dated October 1995, for Registrant's facilities at  Lot  62,  Four Stanley Tucker Drive, Newburyport, Massachusetts (9)
10.15 International Distributor Agreement, dated July 18, 1997, between Registrant and Macrotron Systems GmbH (12)
10.16 Credit Agreement, dated August 18, 1997, between Registrant and Sumitomo Bank of California (12)
10.17 Settlement Agreement and Mutual Release, dated April 20, 1998, between Registrant and James T. Healy (16)
10.18    Form  of  Change  of  Control  Severance  Agreement  (16)
10.19 Settlement Agreement and Mutual Release, dated January 1998, between the Registrant and John Aldeborgh (18)
10.20    Settlement  Agreement  and Mutual Release, dated May 1998, between the
         Registrant  and  Mary  Bobel  (18)
10.21    Settlement  Agreement  and Mutual Release, dated May 1998, between the
         Registrant  and  Fred  Heslet
21.1     Subsidiaries  of  Registrant
23.1     Consent  of  Independent  Accountants
27.1     Financial  Data  Schedule

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

(13) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

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

(17)     Incorporated  by  reference  to the exhibit filed with the Registrant's
Current  Report  on  Form  8-K  dated  July  29,  1998.

(18) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 29th day of March 1999.

     GENUS,  INC.


     By:     /s/Kenneth  Schwanda
             --------------------
             Kenneth  Schwanda
             Vice  President,  Finance
             Chief  Financial  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     NAME                               TITLE                       DATE
-----------------------   --------------------------------    ---------------

/s/William  W.R.  Elder   Chairman of the Board, President    March  29,  1999
-----------------------     and Chief Executive Officer
   William  W.R.  Elder

/s/Kenneth  Schwanda          Vice  President,  Finance       March  29,  1999
--------------------          Chief Financial Officer
   Kenneth  Schwanda

/s/G.  Frederick  Forsyth            Director                 March  29,  1999
-------------------------
   G.  Frederick  Forsyth

/s/Todd  S.  Myhre                   Director                 March  29,  1999
------------------
   Todd  S.  Myhre

/s/Mario  M.  Rosati                 Director                 March  29,  1999
--------------------
  Mario  M.  Rosati