Form 10-Q
period 1999-03-31
GENUS INC
filed 1999-05-14
CIK 837913

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK  ONE)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  1999  OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
FOR  THE  TRANSITION  PERIOD  FROM  ___  TO  ___

COMMISSION  FILE  NUMBER  0-17139

                                   GENUS, INC.
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                      94-279080
     (State  or  other  jurisdiction  of     (I.R.S.  Employer
     incorporation  or  organization)        Identification  No.)

     1139  KARLSTAD  DRIVE,  SUNNYVALE,  CALIFORNIA     94089
     (Address  of  principal  executive  offices)     (Zip  code)

                                 (408) 747-7120
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
    (Former name, former address and former fiscal year, if changed since last report)

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

Common  shares  outstanding  at  May  7,  1999:           18,113,791
                                                    ----------------

                         PART I.  FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                            GENUS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                    (UNAUDITED)

                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     --------------------
                                                        1999       1998
                                                     ----------  --------
Net sales                                            $   5,953   $ 7,238

Costs and expenses:
  Cost of goods sold                                     3,604     6,941
  Research and development                               1,203     3,332
  Selling, general and administrative                    1,865     4,223
                                                     ----------  --------
    Income (loss) from operations                         (719)   (7,258)

Other, net                                                 108      (156)
                                                     ----------  --------
  Net Income (loss)                                       (611)   (7,414)

Deemed dividends on preferred stock                          0    (1,829)
                                                     ----------  --------

Net income (loss) available to common shareholders   $    (611)  $(9,243)
                                                     ==========  ========

Basic and diluted net loss available to common
shareholders per common share                            (0.03)    (0.54)
                                                     ==========  ========

Shares used in per share calculation                    17,865    17,125
                                                     ==========  ========

Comprehensive income (loss)                          $    (592)  $(7,225)
                                                     ==========  ========

The  accompanying  notes  are  an  integral  part  of  these  financial statements.

                                GENUS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)

                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        MARCH 31, 1999    DECEMBER 31, 1998
                                                       ----------------  -------------------
ASSETS
Current assets:
  Cash and cash equivalents                            $         7,258       $        8,125
  Accounts receivable (net of allowance for doubtful
  accounts of $499 in 1999 and $500 in 1998)                     9,470               13,008
  Inventories                                                    5,199                5,338
  Other current assets                                             262                  379
                                                       ----------------      ---------------
    Total current assets                                        22,189               26,850

  Property and equipment, net                                    4,462                4,659
  Other assets, net                                                332                  318
                                                       ----------------      ---------------
    Total assets                                       $        26,983       $       31,827
                                                       ================      ===============

LIABILITIES
Current liabilities:
  Short-term bank borrowings                           $             0       $        4,000
  Accounts payable                                               2,821                2,193
  Accrued expenses                                               3,935                4,794
  Current portion of long-term debt and
  capital lease obligations                                         52                   64
                                                       ----------------      ---------------
    Total current liabilities                                    6,808               11,051

Long-term debt and capital lease obligations,
less current portion                                                41                   50
                                                       ----------------      ---------------
    Total liabilities                                            6,849               11,101
                                                       ----------------      ---------------

Redeemable Series B Convertible Preferred
Stock, no par value:
  Authorized 28,000 shares;
  Issued and outstanding, none (1999) and
  16,000 shares (1998), liquidation preference,
  none (1999) and $50 per share (1998)                               0                  773
                                                       ----------------      ---------------

SHAREHOLDERS' EQUITY
Common stock, no par value:
  Authorized 50,000,000 shares;
  Issued and outstanding 18,113,791 shares at
  March 31, 1999 and 17,361,162 shares at
  December 31, 1998                                            100,622               99,849
Accumulated deficit                                            (78,866)             (78,255)
Accumulated other comprehensive loss                            (1,622)              (1,641)
                                                       ----------------      ---------------
  Total shareholders' equity                                    20,134               19,953
                                                       ----------------      ---------------
    Total liabilities, redeemable preferred stock,
    and shareholders' equity                           $        26,983       $       31,827
                                                       ================      ===============

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.

                           GENUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                    MARCH  31,
                                                                ------------------
                                                                  1999      1998
                                                                --------  --------
Cash flows from operating activities:
  Net income (loss)                                             $  (611)  $(7,414)
  Adjustments to reconcile net income (loss)
  to net cash from operating activities:
    Depreciation and amortization                                   371     1,261
    Provision for doubtful accounts                                  (1)        6
    Changes in assets and liabilities:
      Accounts receivable                                         3,538     7,663
      Inventories                                                   139    (5,340)
      Accounts payable                                              628       879
      Accrued expenses                                             (859)   (1,540)
      Other, net                                                    103      (237)
                                                                --------  --------
        Net cash used in operating activities                     3,308    (4,722)
                                                                --------  --------

Cash flows from investing activities:
  Acquisition of property and equipment                            (174)     (373)
                                                                --------  --------
    Net cash used in investing activities                          (174)     (373)
                                                                --------  --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                              0        16
  Proceeds from issuance of preferred stock and warrants, net         0     4,815
  Payments of short-term bank borrowings                         (4,000)   (4,400)
  Payments of long-term debt                                        (21)     (413)
                                                                --------  --------
    Net cash provided by financing activities                    (4,021)       18
                                                                --------  --------

Effect of exchange rate changes on cash                              20        60
                                                                --------  --------

Net decrease in cash and cash equivalents                          (867)   (5,017)
Cash and cash equivalents, beginning of period                    8,125     8,700
                                                                --------  --------
Cash and cash equivalents, end of period                        $ 7,258   $ 3,683
                                                                ========  ========

The  accompanying  notes  are  an  integral  part  of  these financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 (UNAUDITED)

Basis  of  Presentation

The accompanying consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

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

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows:

          (AMOUNTS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)

                                                         THREE MONTHS ENDED
                                                             MARCH  31,
                                                         ------------------
                                                           1999      1998
                                                         --------  --------
Numerator-basic:
  Net income (loss)                                      $  (611)  $(7,414)
  Deemed dividends on preferred stock                          0    (1,829)
                                                         --------  --------
    Net income (loss) available to common shareholders   $  (611)  $(9,243)
                                                         ========  ========

Denominator-basic:
  Weighted average common shares outstanding              17,865    17,125
                                                         ========  ========

Basic net income (loss) per share                        $ (0.03)  $ (0.54)
                                                         ========  ========

Numerator-diluted:
  Net income (loss)                                      $  (611)  $(7,414)
  Deemed dividends on preferred stock                          0    (1,829)
                                                         --------  --------
    Net income (loss) available to common shareholders   $  (611)  $(9,243)
                                                         ========  ========

Denominator-diluted:
  Weighted average common shares outstanding              17,865    17,125
  Effect of dilutive securities: stock options                 0         0
                                                         --------  --------
                                                          17,865    17,125
                                                         ========  ========

Diluted net income (loss) per share                      $ (0.03)  $ (0.54)
                                                         ========  ========

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 (UNAUDITED)

Stock options to purchase approximately 2,284,690 shares of common stock were outstanding during the three months ended March 31, 1999 but were not included in the computation of diluted loss per share because the Company has a net loss for the three months ended March 31, 1999.

Stock options to purchase approximately 2,462,988 shares of common stock were outstanding during the three months ended March 31, 1998 but were not included in the computation of diluted loss per share because the Company has a net loss for the three months ended March 31, 1998.

The outstanding warrants of 400,000 shares of common stock were outstanding during the three months ended March 31, 1999 but were not included in the computation of diluted loss per share because the Company has a net loss for the three months ended March 31, 1999.

Statement  of  Cash  Flow  Information

                                                  (AMOUNTS  IN  THOUSANDS)

                                                        THREE MONTHS ENDED
                                                             MARCH  31,
                                                        ------------------
                                                          1999       1998
                                                        -------    -------
Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest                                              $   2    $    82
    Income taxes                                              0          1

  Non-cash financing activities:
    Deemed dividends on preferred stock related
       to beneficial conversion feature                   $   0    $ 1,792
    Net assets held for sale                                  0     30,500
    Conversion of 16,000 shares of convertible preferred
       stock to 640,000 shares of common stock              773          0

Line  of  Credit

The Company secured an Accounts Receivable Purchase Agreement with a bank on September 30, 1998. This agreement allows the Company to sell qualified receivables to the bank for a transaction fee of .1875%, and pay interest at the rate of 1% per month on the average outstanding balance. The bank will advance 80% of the qualified receivables ($4,000,000 maximum outstanding at any one time). This agreement expires September 30, 1999. At March 31, 1999, the Company had no outstanding borrowings under the Accounts Receivable Purchase Agreement.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 (UNAUDITED)

INVENTORIES
Inventories  comprise  the  following:     (AMOUNTS  IN  THOUSANDS)

                                           MARCH 31,   DECEMBER 31,
                                             1999         1998
                                          ----------  -------------
Raw materials and parts                   $    4,316  $       4,796
Work in process                                  584            244
Finished goods                                   299            298
                                          ----------  -------------
                                          $    5,199  $       5,338
                                          ==========  =============

ACCRUED  EXPENSES
Accrued  expenses  comprise  the  following:     (AMOUNTS  IN  THOUSANDS)

                                                 MARCH 31,   DECEMBER 31,
                                                    1999         1998
                                                ----------  -------------
System installation and warranty                $      684  $         583
Accrued commissions and incentives                     209            538
Accrued payroll and related items                      575            536
Restructuring reserves                                 733          1,240
Income taxes                                           456            456
Other                                                1,278          1,441
                                                ----------  -------------
                                                $    3,935  $       4,794
                                                ==========  =============

In 1998, the Company recorded a special charge of approximately $12,707. Included in this special charge are personnel charges of $1,746 associated with the Company's reduction in workforce as well as $5,400 in inventory write-downs, and $1,113 in leasehold improvement write-offs. In addition, this charge included $1,402 for expenses associated with the closing of several sales offices and transaction losses as a result of the sale of the ion implant products to Varian Associates, Inc. ("Varian") and $1,053 for legal, accounting, and banking fees associated with the Varian transaction. Finally, the special charge included a $1,993 write-off of ion implant inventory that is currently a matter of dispute with Varian in connection with the Asset Sale. The Company and Varian are in the process of resolving the dispute through arbitration to determine whether the Company or Varian has rights to the one ion implant sale and related inventory. If and when the Company prevails in the arbitration, any adjustments to the Company's financial statements as a result of this gain contingency will be made in the quarter in which the decision is rendered and the collection from the end customer of the amount in question is probable. The Company is not conceding any rights to the disputed sale.

During the first quarter of 1999, $507 of transaction costs associated with investment banker fees were charged against the restructuring reserve.

At March 31, 1999, the following cash components of the special charge remain unpaid: $300 in payroll costs associated with the reduction in force, $220 in foreign subsidiary closing costs, and $213 in transaction costs. The Company expects these amounts to be paid by the end of the third quarter of 1999.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 (UNAUDITED)

ISSUANCE  OF  PREFERRED  STOCK  AND  WARRANTS

Private  Placement  of  Convertible  Preferred  Stock

In February 1999, the 16,000 shares of outstanding Series B Convertible Preferred Stock ("Series B Stock") was completely converted to 640,000 shares of common stock.

Warrants

In connection with the issuance of the Series A Convertible Preferred Stock ("Series A Stock"), the Company issued warrants for 400,000 shares of the Company's common stock to the holders of the Series A Stock. The warrants are exercisable at any time until February 2001 for 300,000 shares of common stock at a price of $3.67 per share and for 100,000 shares at a price of $4.50 per share.

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

Results  of  Operations

Net sales for the quarter ended March 31, 1999 were $6 million, an 18% decrease compared to net sales of $7.2 million for the corresponding period in 1998 when Genus was a two-product line company, and an increase of 17% over the $5.1 million recorded in the fourth quarter of 1998. The Company recognized revenue on two systems from one customer in the first quarter of 1999 compared with one system in the first quarter of 1998 and two systems in the fourth quarter of 1998.

Gross margin for the quarter ended March 31, 1999 was 39% compared to 4% for the same period in 1998. In 1998, the Company was structured to support much higher revenue levels than were achieved. This resulted in a severe underabsorption of fixed operations and service overhead expenses. During the second quarter of 1998, the Company implemented cost reduction measures which significantly decreased these fixed overhead expenses. The Company believes that the current organization is more properly sized to achieve reasonable gross margins going forward, assuming revenue targets are met. Variable manufacturing costs including materials, warranty and installation were in line with the prior two quarters. In the fourth quarter of 1998, the Company's gross margin, exclusive of the inventory and warranty reserve reversals, was 36%. This was primarily related to the shipment of an older generation system, which carries a lower selling price and gross margin than the current generation systems.

For the first quarter of 1999, research and development expenses ("R&D") were $1.2 million, or 20% of sales, a decrease of $2.1 million compared to the $3.3 million reported in the first quarter of 1998. This decrease was partially attributed to R&D costs of $1.7 million for the ion implant product line. R&D expenses for the fourth quarter of 1998 were $1.1 million, or 22% of sales. The Company expects spending levels to remain in the 17-20% range for 1999 as it continues to invest in bringing innovative technology to the marketplace.

Selling, General and Administrative expenses ("SG&A") were $1.9 million for the first quarter of 1999, or 31% of sales, a decrease of $2.3 million from the $4.2 million of SG&A for the first quarter of 1998. The reduction was primarily related to costs associated with the ion implant product line. SG&A has been relatively flat over the past three quarters, in the $1.8 to $1.9 million range. The Company expects these costs to remain fairly constant throughout 1999.

For the first quarter of 1999, other income was $108,000, compared to other expense of $156,000 in the first quarter of 1998. Other income in 1999 consisted mainly of interest income and currency exchange gains, while other expense for 1998 included interest expenses associated with capital leases and short-term borrowings, and foreign exchange losses.

The net loss for the quarter ended March 31, 1999 was $611,000. This compares with net loss of $7.4 million for the first quarter of 1998.

Liquidity  and  Capital  Resources

During the three months ended March 31, 1999, the Company's cash and cash equivalents decreased to $7.3 million at March 31, 1999 from $8.1 million at year-end. The decrease is due to the repayment of the short-term borrowing of $4 million offset by a decrease in accounts receivable. Accounts receivable declined from $13 million at year-end to $9.5 million at March 31, 1999. This was primarily due to the collection of outstanding receivables on three systems totaling $7.5 million. Receivables related to another three systems totaling $6.5 million are expected to be collected in the second quarter of 1999. In addition, the remaining Series B Convertible Preferred Stock ("Series B Stock") valued at $773,000 at December 31, 1998 was completely converted into 640,000 shares of common stock.

The Company believes that its existing working capital and cash generated from operations will be sufficient to satisfy its cash needs through the end of fiscal 1999. Currently, cash not required for operating purposes is invested in short-term money market funds. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to the Company, which could have a material adverse effect on the Company's business, financial condition, and results of operations. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

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

Historical Performance. The Company has experienced losses of $29.5 million, $19.3 million, and $9.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Company experienced a net loss of $611,000 in the first quarter of 1999. As a result of the Company's volatile sales and operating results in recent years, there can be no assurance that the Company will be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or that the Company will be able to attain or maintain consistent profitability on a quarterly or annual basis.

Reliance on International Sales. Export sales accounted for approximately 56%, 74% and 84% of total net sales in the years ended 1998, 1997 and 1996, respectively. In addition, net sales to South Korean customers accounted for approximately 34%, 50% and 59%, respectively, of total net sales during the same periods. During the first quarter of 1999, export sales to South Korea accounted for approximately 98% of total net sales. The Company anticipates that sales to one customer in Korea will continue to account for a significant portion of net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Although the Company's foreign system sales are primarily denominated in U.S. dollars and the Company does not engage in hedging transactions, the Company's foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could have the effect of making the Company's products more or less expensive. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

Reliance on a Small Number of Customers and Concentration of Credit Risk. Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. In 1998, three customers, Samsung Electronics Company, Ltd., M/A Com and SGS Thomson, accounted for 68%, 8% and 5%, respectively, of the Company's thin films net sales. During the first quarter of 1999, one customer accounted for 91% of the Company's thin films net sales. Additionally, one customer accounted for an aggregate of 90% of thin films accounts receivable at December 31, 1998. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future product sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Furthermore, sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. The loss of a significant customer or any reduction in orders from a significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Competition. The semiconductor manufacturing capital equipment industry is highly competitive. Genus faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources in order to offer a broader range of products, to maintain customer service and support centers worldwide and invest in product and process R&D. Many of the Company's existing and potential competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, as well as greater name recognition than the Company. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering thin film products similar to those sold by the Company, it would materially adversely effect the Company's ability to sell its products to these manufacturers. There can be no assurance that the Company will continue to compete successfully in the United States or worldwide. The Company faces direct competition in Chemical Vapor Deposition ("CVD") tungsten silicide ("WSiX") from Applied Materials, Inc. and Tokyo Electron, Ltd. There can be no assurance that these or other competitors will not succeed in developing new technologies, offering products at lower prices than those of the Company or obtaining market acceptance for products more rapidly than the Company.

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

Dependence on Independent Distributors. The Company currently sells and supports its thin film products through direct sales and customer support organizations in the U.S., Western Europe and South Korea and through seven exclusive, independent sales representatives and distributors in the U.S., Europe, Japan, South Korea, Taiwan, China and Malaysia. The Company does not have any long-term contracts with its sales representatives and distributors. Although the Company believes that alternative sources of distribution are available, the disruption or termination of its existing distributor relationships could have a temporary adverse effect on the Company's business, financial condition and results of operations.

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

(b)  Report  on  Form  8-K

The Company filed a Current Report on Form 8-K dated February 19, 1999 to disclose the Company's financial results for the fourth quarter and year ended
December  31,  1998.

                                   GENUS, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  May  14,  1999                  GENUS,  INC.




                                                /s/  William  W.R.  Elder
                                       ----------------------------------------
                                            William  W.R.  Elder, President,
                                          Chief Executive Officer and Chairman




                                                /s/  Kenneth  Schwanda
                                       ----------------------------------------
                                                    Kenneth Schwanda
                                                Chief Financial Officer
                                          (Principal  Financial  and  Principal
                                                   Accounting  Officer)

                                   GENUS, INC.
                                INDEX TO EXHIBITS

EXHIBIT  NO.       DESCRIPTION
------------       -----------
     27.1          Financial  Data  Schedule