Form 10-Q
period 1999-06-30
GENUS INC
filed 1999-08-16
CIK 837913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK  ONE)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999  OR

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

Common  shares  outstanding  at  August  9,  1999:           18,258,096
                                                             ----------

                         PART I.  FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                              GENUS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                      (UNAUDITED)

                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              JUNE 30,                 JUNE 30,
                                                     ------------------------   --------------------
                                                         1999          1998        1999       1998
                                                     ----------  ------------   ---------  ---------
Net sales                                            $    7,966  $     10,270   $ 13,918   $ 17,508

Costs and expenses:
  Cost of goods sold                                      4,495         9,724      8,099     16,665
  Research and development                                1,341         2,939      2,544      6,271
  Selling, general and administrative                     2,017         5,683      3,882      9,906
  Special charge                                              0        13,216          0     13,216
                                                     ----------  -------------  ---------  ---------
    Income (loss) from operations                           113       (21,292)      (607)   (28,550)

Other, net                                                   66          (237)       175       (393)
                                                     ----------  -------------  ---------  ---------
  Net income (loss)                                         179       (21,529)      (432)   (28,943)

Deemed dividends on preferred stock                           0           (74)         0     (1,903)
                                                     ----------  -------------  ---------  ---------

Net income (loss) available to common shareholders   $      179  $    (21,603)  $   (432)  $(30,846)
                                                     ==========  =============  =========  =========

Basic and diluted net income (loss) available to
common shareholders per common share and
per common share assuming dilution                         0.01         (1.26)     (0.02)     (1.80)
                                                     ==========  =============  =========  =========

Shares used in per share calculation
Basic shares                                             18,117        17,160     17,991     17,143
                                                     ==========  =============  =========  =========
Diluted shares                                           18,624        17,160     17,991     17,143
                                                     ==========  =============  =========  =========

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.


                                GENUS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)

                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        JUNE 30, 1999   DECEMBER 31, 1998
                                                       ---------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents                            $        7,397   $          8,125
  Accounts receivable (net of allowance for doubtful
  accounts of $499 in 1999 and $500 in 1998)                    9,940             13,008
  Inventories                                                   4,362              5,338
  Other current assets                                            398                379
                                                       ---------------  -----------------
    Total current assets                                       22,097             26,850

  Property and equipment, net                                   4,343              4,659
  Other assets, net                                               318                318
                                                       ---------------  -----------------
    Total assets                                       $       26,758   $         31,827
                                                       ===============  =================

LIABILITIES
Current liabilities:
  Short-term bank borrowings                           $            0   $          4,000
  Accounts payable                                              2,537              2,193
  Accrued expenses                                              3,858              4,908
                                                       ---------------  -----------------
    Total current liabilities                                   6,395             11,101
                                                       ---------------  -----------------

Redeemable Series B Convertible Preferred
Stock, no par value:
  Authorized 28,000 shares;
  Issued and outstanding, none (1999) and
  16,000 shares (1998), liquidation preference,
  none (1999) and $50 per share (1998)                              0                773
                                                       ---------------  -----------------

SHAREHOLDERS' EQUITY
Common stock, no par value:
  Authorized 50,000,000 shares;
  Issued and outstanding 18,257,762 shares at
  June 30, 1999 and 17,361,162 shares at
  December 31, 1998                                           100,730             99,849
Accumulated deficit                                           (78,687)           (78,255)
Accumulated other comprehensive loss                           (1,680)            (1,641)
                                                       ---------------  -----------------
  Total shareholders' equity                                   20,363             19,953
                                                       ---------------  -----------------
    Total liabilities, redeemable preferred stock,
    and shareholders' equity                           $       26,758   $         31,827
                                                       ===============  =================

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.


                                 GENUS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                ---------------------
                                                                    1999       1998
                                                                ----------  ---------
Cash flows from operating activities:
  Net income (loss)                                             $    (432)  $(28,943)
  Adjustments to reconcile net income (loss)
  to net cash from operating activities:
    Depreciation and amortization                                     831      1,863
    Special charge                                                      0     13,216
    Changes in assets and liabilities:
      Accounts receivable                                           3,068     10,402
      Inventories                                                     976     (2,656)
      Other current assets                                            (19)       251
      Accounts payable                                                344      2,804
      Accrued expenses                                             (1,050)      (620)
      Other, net                                                        0       (817)
                                                                ----------  ---------
        Net cash used in operating activities                       3,718     (4,500)
                                                                ----------  ---------

Cash flows from investing activities:
  Acquisition of property and equipment                              (515)      (373)
                                                                ----------  ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                              108        121
  Proceeds from issuance of preferred stock and warrants, net           0      4,815
  Payments of short-term bank borrowings                           (4,000)    (4,400)
  Payments of long-term debt                                            0       (739)
                                                                ----------  ---------
    Net cash provided by financing activities                      (3,892)      (203)
                                                                ----------  ---------

Effect of exchange rate changes on cash                               (39)       130
                                                                ----------  ---------

Net decrease in cash and cash equivalents                            (728)    (4,946)
Cash and cash equivalents, beginning of period                      8,125      8,700
                                                                ----------  ---------
Cash and cash equivalents, end of period                        $   7,397   $  3,754
                                                                ==========  =========

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (UNAUDITED)

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

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (UNAUDITED)

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows:

                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                         --------------------------  ------------------
                                             1999         1998          1999      1998
                                         -----------  -------------  --------  ---------
Numerator-basic:
  Net income (loss)                      $       179  $    (21,529)  $  (432)  $(28,943)
  Deemed dividends on preferred stock              0           (74)        0     (1,903)
                                         -----------  -------------  --------  ---------
    Net income (loss) available to
    common shareholders                  $       179  $    (21,603)     (432)   (30,846)
                                         ===========  =============  ========  =========

Denominator-basic:
  Weighted average common shares
  outstanding                                 18,117        17,160    17,991     17,143
                                         ===========  =============  ========  =========

Basic net income (loss) per share        $      0.01  $      (1.26)  $ (0.02)  $  (1.80)
                                         ===========  =============  ========  =========

Numerator-diluted:
  Net income (loss)                      $       179  $    (21,529)  $  (432)  $(28,943)
  Deemed dividends on preferred stock              0           (74)        0     (1,903)
                                         -----------  -------------  --------  ---------
    Net income (loss) available to
    common shareholders                  $       179  $    (21,603)  $  (432)  $(30,846)
                                         ===========  =============  ========  =========

Denominator-diluted:
  Weighted average common shares
  outstanding                                 18,117        17,160    17,991     17,143
  Effect of dilutive securities: stock
  options                                        507             0         0          0
                                         -----------  -------------  --------  ---------
                                              18,624        17,160    17,991     17,143
                                         ===========  =============  ========  =========

Diluted net income (loss) per share      $      0.01  $      (1.26)  $ (0.02)  $  (1.80)
                                         ===========  =============  ========  =========

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (UNAUDITED)

Stock options to purchase approximately 2,255,000 shares of common stock were outstanding during the six months ended June 30, 1999 but were not included in the computation of diluted income per share because the Company has a net loss for the six months ended June 30, 1999.

Stock options to purchase approximately 2,502,000 shares of common stock were outstanding during the six months ended June 30, 1998 but were not included in the computation of diluted loss per share because the Company has a net loss for the six months ended June 30, 1998.

The outstanding warrants of 400,000 shares of common stock were outstanding during the six months ended June 30, 1999 but were not included in the computation of diluted income per share because the Company has a net loss for the six months ended June 30, 1998.

Statement  of  Cash  Flow  Information

                                             (AMOUNTS IN THOUSANDS)

                                                   SIX MONTHS ENDED
                                                         JUNE 30,
                                                  -----------------
                                                    1999      1998
                                                  --------  -------
Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest                                      $      2  $   177

  Non-cash financing activities:
    Deemed dividends on preferred stock related
      to beneficial conversion feature            $      0  $ 1,792
    Net assets held for sale                             0   25,130
    Conversion of Series A Convertible Preferred
      Stock to common stock                              0      124

Line  of  Credit

The Company secured an Accounts Receivable Purchase Agreement with a bank on September 30, 1998. This agreement allows the Company to sell qualified receivables to the bank for a transaction fee of .1875%, and pay interest at the rate of 1% per month on the average outstanding balance. The bank will advance 80% of the qualified receivables ($4,000,000 maximum outstanding at any one time). This agreement expires September 30, 1999. At June 30, 1999, the Company had no outstanding borrowings under the Accounts Receivable Purchase Agreement.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (UNAUDITED)

INVENTORIES
Inventories comprise the following:        (AMOUNTS IN THOUSANDS)

                                        JUNE 30,     DECEMBER 31,
                                          1999           1998
                                     -------------  -------------
Raw materials and parts              $       3,484  $       5,094
Work in process                                878            244
                                     -------------  -------------
                                     $       4,362  $       5,338
                                     =============  =============

ACCRUED  EXPENSES

Accrued expenses comprise the following:        (AMOUNTS IN THOUSANDS)

                                              JUNE 30,    DECEMBER 31,
                                                1999          1998
                                          -------------  -------------
System installation and warranty          $         743  $         583
Accrued commissions and incentives                  303            538
Accrued payroll and related items                   571            536
Restructuring reserves                              598          1,240
Income taxes                                        456            456
Other                                             1,187          1,555
                                          -------------  -------------
                                          $       3,858  $       4,908
                                          =============  =============

In 1998, the Company recorded a special charge of approximately $12,707. Included in this special charge were personnel charges of $1,746 associated with the Company's reduction in workforce as well as $5,400 in inventory write-downs, and $1,113 in leasehold improvement write-offs. In addition, this charge included $1,402 for expenses associated with the closing of several sales offices and transaction losses as a result of the sale of the ion implant products to Varian Associates, Inc. ("Varian") and $1,053 for legal, accounting, and banking fees associated with the Varian transaction. Finally, the special charge included a $1,993 write-off of ion implant inventory that is currently a matter of dispute with Varian in connection with the Asset Sale. The Company and Varian are in the process of resolving the dispute through arbitration to determine whether the Company or Varian has rights to this ion implant sale and related inventory. If the Company prevails in the arbitration, any adjustments to the Company's financial statements will be made in the quarter in which the decision is rendered and the collection of the amount in question is probable. The Company is not conceding any rights to the disputed sale.

During the second quarter of 1999, $135 of transaction and foreign subsidiary costs were charged against the restructuring reserve.

At June 30, 1999, the following components of the restructuring reserve associated with the special charge remain unpaid: $160 in payroll costs associated with the reduction in force, $50 in foreign subsidiary closing costs, and $388 in transaction costs. The Company expects these amounts to be paid by the end of the third quarter of 1999.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (UNAUDITED)

ISSUANCE  OF  PREFERRED  STOCK  AND  WARRANTS

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

LEGAL  PROCEEDINGS

The Company and Varian Associates, Inc. ("Varian") are in the process of resolving a dispute through arbitration as required by the Asset Purchase Agreement. The original dispute was in regard to whether Genus or Varian has rights to one ion implant sale and inventory. Subsequently, Genus also made claims against Varian with respect to the earnout provision in the Asset Purchase Agreement, which requires Varian to pay Genus one-third of all revenue recorded in excess of $30 million during calendar year 1998. Varian then expanded its claim to include two other ion implant shipments that Varian claims did not meet revenue recognition requirements. These two systems, valued at $7 million, were recorded as revenue by Genus prior to the closing of the Asset Purchase Agreement. If the Company prevails in the arbitration, any adjustments to the Company's financial statements will be made in the quarter in which the decision is rendered and the collection of the amount in question is probable. The Company is not conceding any rights to the disputed sales and believes that it will prevail in the arbitration.

The Company received notice that it has been named as a defendant in a claim involving an automobile accident by a former employee of the Company, which resulted in the death of an individual. General, punitive, and exemplary damages are being sought by the plaintiffs. The Company believes it is not at fault in this matter, and has appointed legal council to defend the claim.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (UNAUDITED)

COMPREHENSIVE  INCOME

Statement  of  Financial  Accounting  Standards  No.  130 (SFAS 130), "Reporting
Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components.

The  following  are  the  components  of  comprehensive  loss:

                                                      (AMOUNTS IN THOUSANDS)

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                           ------------------------  --------------------
                                              1999         1998         1999       1998
                                           ---------  -------------  ---------  ---------
Net income (loss)                          $    179   $    (21,603)  $   (432)  $(30,846)
Foreign currency translation adjustments        (58)           247        (39)     2,337
                                           ---------  -------------  ---------  ---------
  Comprehensive loss                       $    121   $    (21,356)      (471)   (28,509)
                                           =========  =============  =========  =========

The components of accumulated other comprehensive income, net of related tax are as follows:

                                          (AMOUNTS IN THOUSANDS)

                                        JUNE 30      DECEMBER 31
                                          1999          1998
                                    -------------  -------------
Cumulative translation adjustments  $     (1,680)  $     (1,641)
                                    =============  =============

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

Results  of  Operations

Net sales for the three and six months ended June 30, 1999 were $8 million and $13.9 million, respectively, compared to net sales of $10.3 million and $17.5 million for the corresponding periods in 1998 when Genus was a two-product line company. Included in the second quarter sales was a system to a new major U.S. customer in a new thin film market segment. The Company has now shipped systems into two of its three targeted markets.

Gross margin for the three and six months ended June 30, 1999 was 44% and 42%, respectively, compared to 5% and 5% for the same periods in 1998. In 1998, the Company was structured to support much higher revenue levels than were achieved. This resulted in a severe underabsorption of fixed operations and service overhead expenses. During the second quarter of 1998, the Company implemented cost reduction measures which significantly decreased these fixed overhead expenses. The Company believes that the current organization is more properly sized to achieve reasonable gross margins going forward, assuming revenue targets are met.

Research and development expenses (R&D) for the second quarter of 1999 were $1.3 million, or 17% of sales, a decrease of $1.6 million compared to the $2.9 million reported in the second quarter of 1998. R&D spending for the first half of 1999 was $2.5 million, compared to $6.3 million during the first half of 1998. These reductions were primarily attributed to R&D expenses associated with the ion implant product line which was sold to Varian in July of 1998. The Company expects spending levels to remain in the 17-20% range for 1999. In July of 1999, the Company introduced its RInG (Rapidly Integrated Gate) product, which increases the access speed of the DRAM, and ALD (Atomic Layer Deposition) which can deposit films an order of magnitude thinner than current technology.

Selling, General and Administrative expenses (SG&A) were $2 million for the second quarter of 1999, a decrease of $3.7 million from the $5.7 million of SG&A for the second quarter of 1998. Year-to-date SG&A expenses were $3.9 million, compared to $9.9 million for 1998. The expense reductions were related to costs associated with the ion implant product line, and a $1.4 million write-off of a receivable from Innotech Corporation, formerly the Company's Japanese distributor, during the second quarter of 1998.

For the second quarter of 1999, other income was $66,000, compared to other expense of $237,000 in the second quarter of 1998. For the first half of 1999, other income was $175,000, while other expense for the first half of 1998 was $393,000. Other income consists mainly of interest income, while other expense for 1998 included interest expenses associated with capital leases and short-term borrowings, and foreign exchange losses.

The net income for the quarter ended June 30, 1999 was $179,000. This compares with net loss of $21.5 million for the second quarter of 1998, which included a $13.2 million special charge for costs associated with the selling of the ion implant product line to Varian and reorganizing the thin film operation to be profitable at lower revenue levels. The net loss for the first six months of 1999 was $432,000, compared to net loss of $28.9 million for the same period in 1998, which also included deemed dividends of $1.9 million on the $5 million worth of Series A Convertible Preferred Stock, all of which has been retired.

Liquidity  and  Capital  Resources

During the three months ended June 30, 1999, the Company's cash and cash equivalents were $7.4 million compared to $8.1 million at December 31, 1998. The Company collected $7.5 million of outstanding receivables during the second quarter, including most of the remaining ion implant receivables. Total cash collected in 1999 was $14.5 million. Accounts receivable was $9.9 million at June 30, 1999, compared to $13 million on December 31, 1998. Several systems which shipped with extended payment terms in 1998 were collected during the first half of 1999. The current balance is mainly comprised of second quarter shipments of $8 million and remaining ion implant receivables, of which $935,000 has been collected since the close of the second quarter.

The Company believes that its existing working capital and cash generated from operations will be sufficient to satisfy its cash needs through the end of fiscal 1999. Currently, cash not required for operating purposes is invested in short-term money market funds. The Company has an Accounts Receivable Purchase Agreement in place, which can provide a maximum of $4 million of borrowings against qualified receivables. This agreement expires on September 30, 1999. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to the Company, which could have a material adverse effect on the Company's business, financial condition, and results of operations. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

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

Historical Performance. The Company has experienced losses of $29.5 million, $19.3 million, and $9.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Company experienced a net loss of $432,000 in the first six months of 1999. As a result of the Company's volatile sales and operating results in recent years, there can be no assurance that the Company will be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or that the Company will be able to attain or maintain consistent profitability on a quarterly or annual basis.

Reliance on International Sales. Export sales accounted for approximately 56%, 74% and 84% of total net sales in the years ended 1998, 1997 and 1996, respectively. In addition, net sales to South Korean customers accounted for approximately 34%, 50% and 59%, respectively, of total net sales during the same periods. In 1999, export sales to South Korea accounted for approximately 80% of total sales, including 98% in the first quarter and 70% in the second quarter. The Company anticipates that sales to one customer in Korea will continue to account for a significant portion of net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Although the Company's foreign system sales are primarily denominated in U.S. dollars and the Company does not engage in hedging transactions, the Company's foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could have the effect of making the Company's products more or less expensive. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

Reliance on a Small Number of Customers and Concentration of Credit Risk. Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. In 1998, three customers, Samsung Electronics Company, Ltd., M/A Com and SGS Thomson, accounted for 68%, 8% and 5%, respectively, of the Company's thin films net sales. During the first half of 1999, two customers accounted for 95% of sales. For the first quarter of 1999, Samsung accounted for 98% of total sales, and during the second quarter, Samsung and a new U.S. customer accounted for 95% of total sales. Additionally, one customer accounted for an aggregate of 90% of thin films accounts receivable at December 31, 1998. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future product sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Furthermore, sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. The loss of a significant customer or any reduction in orders from a significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Fluctuations in Quarterly Operating Results. The Company's revenue and operating results may fluctuate significantly from quarter-to-quarter. The Company derives its revenue primarily from the sale of a relatively small number of high-priced systems, many of which may be ordered and shipped during the same quarter. The Company's results of operations for a particular quarter could be adversely affected if anticipated orders, for even a small number of systems, were not received in time to enable shipment during the quarter, anticipated shipments were delayed or canceled by one or more customers or shipments were delayed due to manufacturing difficulties. The Company's revenue and operating results may also fluctuate due to the mix of products sold and the channel of distribution.

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

The Company is well into execution of its Year 2000 readiness project, and many mission critical issues have already been addressed. The director of operations and facilities chairs the project team and it includes project managers from the finance, information technology, facilities, engineering, and customer support organizations. The team is meeting weekly, and has conducted a thorough analysis to identify systems that will possibly be impacted by the Year 2000 problem. These systems have been classified into four major segments: facilities, mission critical business operations systems, non-mission critical business operations systems and general office equipment. The project team has assigned one of its members to be the project manager for each segment, and each of these segment project managers is in the process of identifying an implementation manager for each system identified as part of their segment. Each implementation manager is responsible for developing a detailed plan that includes an assessment of Year 2000 compliance, followed by phases to define a contingency plan, evaluate alternatives, select a solution, design and implement the solution and, finally, to test and verify compliance. Some of the critical systems already addressed are discussed in the following paragraphs.

End Products. The control systems for each of the Company's products are computer driven. Thorough testing of these products was completed during 1998. Testing addressed not only the Company designed elements of the system, but also the embedded controls in manufactured components integrated into the end products. Each product requires a software upgrade, and the oldest systems in the product line require a control system computer replacement as well. The Company is charging a nominal amount for these upgrades on the older generation systems, while upgrades for the current Lynx2 products are supplied at no charge. The design and testing of each of these product upgrades have been completed, and the upgrades have been shipped and installed at some of the Company's customer's sites worldwide. The Company has contacted and offered this upgrade to all of its customers, but some customers have decided not to upgrade their systems. The Company intends to secure a written release from customers who have decided not to purchase the upgrade for their installed systems.

Enterprise Resources Program. During the second quarter of 1999, the Company decided to pursue the installation of Baan instead of Dataworks product that was planned for implementation by August 1, 1999. The cutover from the existing system to the new system is now scheduled for October 1, 1999. The Baan product has been certified as Y2K compliant, and this product is running at many major manufacturing companies worldwide. The system is considered to be the most critical internal Company resource at risk to the Year 2000 problem, so timely implementation is essential.

Supplier Readiness. Each implementation manager is responsible for assessing the readiness of the suppliers who support their systems to ensure there will be no lapses in service that may interrupt operations. This is in addition to addressing readiness of the hardware and software products provided by these suppliers. The Company started surveying suppliers of inventory material for the Company's products during the second quarter of 1999. This is one of the projects under the mission critical business operations systems segment. Readiness of the supplier's products has already been established under the end product project, but addressing potential disruptions of the supply pipeline due to supplier business readiness is on-going. Preliminary discussions with some of the Company's critical suppliers indicate that most are ahead of the Company in establishing their own readiness.

The Company's estimated expenses incurred through December 31, 1998 are $300,000. The 1999 projected costs are $300,000. The single largest risk element is the business system, and implementation of the new system is adequately budgeted in 1999. The Company believes that costs to fix the Company's products have already been fully incurred. Several capital investments have already been made in 1999 to replace aging equipment, and Year 2000 compliant systems were purchased in all cases. This includes new network and electronic mail file servers. The Company's voicemail system is not Year 2000 compliant, and replacement is underway and budgeted as a 1999 capital improvement. There are a number of hardware and software systems, both mission critical and non-mission critical, which may require upgrades at the Company's expense over the next few quarters, but preliminary estimates indicate these expenses will not be material. There can be no assurance that the Company's current estimated costs associated with the Year 2000 issue, or the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse effect on the result of operations or financial position of the Company in any given year.

The Company has not yet identified any specific contingency plans in the event that projects are not completed in time or if planned fixes fail to operate as expected. Each implementation project manager is responsible for completing contingency plans for assigned projects as part of the planning process.

At this time, the Company does not plan to use any outside agencies to provide independent verification of readiness, although individual implementation project managers may decide to include independent verification as part of their project plans. The independent verification requirement will be based on the risk associated with failure of the particular project/system. The Company is setting up a program to use in-house quality system auditors to perform audits of some of the critical projects to provide some independent assessment of readiness.

                           PART II.  OTHER INFORMATION


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company's Annual Meeting of Shareholders was held on May 19, 1999 in Santa Clara, California. Proxies for the meeting were solicited pursuant to Regulation 14A. At the Company's Annual Meeting, the shareholders approved the following resolutions:

(1)  Election of the following persons as directors.
    Director                In Favor    Withheld
------------------------   ----------   --------
    William W.R. Elder     14,502,405   407,805
    Todd S. Myhre          14,515,805   394,405
    G. Frederick Forsyth   14,586,205   324,005
    Mario M. Rosati        14,586,055   324,155

(2)  Amendment to the 1991 Incentive Stock Option Plan increasing the number of shares  reserved  for  issuance  thereunder  by  500,000 additional shares.
    For:                13,190,244
    Against:             1,637,383
    Abstain:                75,925
    Broker Non-Vote:     3,210,239

(3)  Amendment to the 1989 Employee Stock Purchase Plan increasing the number of shares  reserved  for  issuance  thereunder  by  300,000 additional shares.
    For:                13,733,257
    Against:             1,102,420
    Abstain:                67,875
    Broker Non-Vote:     3,210,239

(4)  Ratification and appointment of PricewaterhouseCoopers LLP as independent accountants.
    For:                14,659,888
    Against:               174,686
    Abstain:                73,978
    Broker Non-Vote:     3,205,239

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






Date:  August 13, 1999                                   GENUS, INC.




                                                 /s/  William W.R. Elder
                                        ---------------------------------------
                                               William W.R. Elder, President,
                                           Chief Executive Officer and Chairman




                                                  /s/  Kenneth Schwanda
                                        ---------------------------------------
                                                       Kenneth Schwanda
                                                    Chief Financial Officer
                                             (Principal Financial and Principal
                                                     Accounting Officer)

                                   GENUS, INC.
                                INDEX TO EXHIBITS


EXHIBIT  NO.     DESCRIPTION
------------     -----------
   27.1          Financial  Data  Schedule