Form 10-Q
period 1999-09-30
GENUS INC
filed 1999-11-15
CIK 837913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  1999  OR

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934
        FOR  THE  TRANSITION  PERIOD  FROM  _______  TO  _________

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

Common  shares  outstanding  at  November  8,  1999:        18,281,897
                                                         ----------------

                         PART I.  FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                                           GENUS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                     ------------------------  --------------------
                                                          1999        1998        1999      1998
                                                     -----------  -----------  ---------  ---------
Net sales                                            $     8,818  $    9,804   $ 22,736   $ 27,312

Costs and expenses:
  Cost of sales                                            5,021       5,889     13,120     22,554
  Research and development                                 1,474       1,517      4,018      7,788
  Selling, general and administrative                      2,072       2,347      5,954     12,253
  Special charge                                               0           0          0     13,216
                                                     -----------  -----------  ---------  ---------
    Income (loss) from operations                            251          51       (356)   (28,499)

Other, net                                                    62         (11)       237       (404)
                                                     -----------  -----------  ---------  ---------
  Net income (loss)                                          313          40       (119)   (28,903)

Deemed dividends on preferred stock                            0           0          0     (1,903)
                                                     -----------  -----------  ---------  ---------

Net income (loss) available to common shareholders   $       313  $       40   $   (119)  $(30,806)
                                                     ===========  ===========  =========  =========

Basic and diluted net income (loss) available to
common shareholders per common share and
per common share assuming dilution                   $      0.02  $     0.00   $  (0.01)  $  (1.79)
                                                     ===========  ===========  =========  =========

Shares used in per share calculation
Basic shares                                              18,267      17,361     18,083     17,216
                                                     ===========  ===========  =========  =========
Diluted shares                                            18,943      17,413     18,083     17,216
                                                     ===========  ===========  =========  =========

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.

                                  GENUS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)

                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                       --------------------  -------------------
ASSETS
Current assets:
  Cash and cash equivalents                            $             5,534   $            8,125
  Accounts receivable (net of allowance for doubtful
  accounts of $499 in 1999 and $500 in 1998)                        12,081               13,008
  Inventories                                                        5,561                5,338
  Other current assets                                                 418                  379
                                                       --------------------  -------------------
    Total current assets                                            23,594               26,850

  Property and equipment, net                                        4,496                4,659
  Other assets, net                                                    332                  318
                                                       --------------------  -------------------
    Total assets                                       $            28,422   $           31,827
                                                       ====================  ===================

LIABILITIES
Current liabilities:
  Short-term bank borrowings                           $                 0   $            4,000
  Accounts payable                                                   3,767                2,193
  Accrued expenses                                                   3,870                4,908
                                                       --------------------  -------------------
    Total current liabilities                                        7,637               11,101
                                                       --------------------  -------------------

Redeemable Series B Convertible Preferred
Stock, no par value:
  Authorized 28,000 shares;
  Issued and outstanding, none (1999) and
  16,000 shares (1998), liquidation preference,
  none (1999) and $50 per share (1998)                                   0                  773
                                                       --------------------  -------------------

SHAREHOLDERS' EQUITY
Common stock, no par value:
  Authorized 50,000,000 shares;
  Issued and outstanding 18,281,897 shares at
  September 30, 1999 and 17,361,162 shares at
  December 31, 1998                                                100,787               99,849
Accumulated deficit                                                (78,374)             (78,255)
Accumulated other comprehensive loss                                (1,628)              (1,641)
                                                       --------------------  -------------------
  Total shareholders' equity                                        20,785               19,953
                                                       --------------------  -------------------
    Total liabilities, redeemable preferred stock,
    and shareholders' equity                           $            28,422   $           31,827
                                                       ====================  ===================

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.

                                 GENUS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                ----------------------
                                                                    1999        1998
                                                                -----------  ---------
Cash flows from operating activities:
  Net loss                                                      $     (119)  $(28,903)
  Adjustments to reconcile net income (loss)
  to net cash from operating activities:
    Depreciation and amortization                                    1,327      2,315
    Special charge                                                       0     13,216
    Changes in assets and liabilities:
      Accounts receivable                                              927      9,027
      Inventories                                                     (223)    (1,721)
      Other assets                                                     (53)       721
      Accounts payable                                               1,574     (7,340)
      Accrued expenses                                              (1,038)    (3,966)
      Other, net                                                         0       (643)
                                                                -----------  ---------
        Net cash provided by (used in) operating activities          2,395    (17,294)
                                                                -----------  ---------

Cash flows from investing activities:
  Acquisition of property and equipment                             (1,164)      (442)
  Sales of Ion Technology Products                                       0     23,150
                                                                -----------  ---------
    Net cash used in investing activities                           (1,164)    22,708
                                                                -----------  ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                               165        120
  Proceeds from issuance of preferred stock and warrants, net            0      4,816
  Redemption of preferred stock                                          0     (4,725)
  Payments of short-term bank borrowings                            (4,000)    (7,200)
  Payments of long-term debt                                             0       (870)
                                                                -----------  ---------
    Net cash provided by (used in) financing activities             (3,835)    (7,859)
                                                                -----------  ---------

Effect of exchange rate changes on cash                                 13        153
                                                                -----------  ---------

Net increase (decrease) in cash and cash equivalents                (2,591)    (2,292)
Cash and cash equivalents, beginning of period                       8,125      8,700
                                                                -----------  ---------
Cash and cash equivalents, end of period                        $    5,534   $  6,408
                                                                ===========  =========

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (UNAUDITED)

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

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (UNAUDITED)

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows:

                                  (AMOUNTS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                         -----------------------  -------------------
                                             1999        1998       1999      1998
                                         -----------  ----------  --------  ---------

Numerator-basic:
  Net income (loss)                      $       313  $       40  $  (119)  $(28,903)
  Deemed dividends on preferred stock              0           0        0     (1,903)
                                         -----------  ----------  --------  ---------
    Net income (loss) available to
    common shareholders                  $       313  $       40  $  (119)  $(30,806)
                                         ===========  ==========  ========  =========

Denominator-basic:
  Weighted average common shares
  outstanding                                 18,267      17,361   18,083     17,216
                                         ===========  ==========  ========  =========

Basic net income (loss) per share        $      0.02  $     0.00  $ (0.01)  $  (1.79)
                                         ===========  ==========  ========  =========

Numerator-diluted:
  Net income (loss)                      $       313  $       40  $  (119)  $(28,903)
  Deemed dividends on preferred stock              0           0        0     (1,903)
                                         -----------  ----------  --------  ---------
    Net income (loss) available to
    common shareholders                  $       313  $       40  $  (119)  $(30,806)
                                         ===========  ==========  ========  =========

Denominator-diluted:
  Weighted average common shares
  outstanding                                 18,267      17,361   18,083     17,216
  Effect of dilutive securities: stock
  options                                        676          52        0          0
                                         -----------  ----------  --------  ---------
                                              18,943      17,413   18,083     17,216
                                         ===========  ==========  ========  =========

Diluted net income (loss) per share      $      0.02  $     0.00  $ (0.01)  $  (1.79)
                                         ===========  ==========  ========  =========

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (UNAUDITED)

Stock options to purchase approximately 2,189,122 shares of common stock were outstanding during the nine months ended September 30, 1999 but were not included in the computation of diluted income per share because the Company has a net loss for the nine months ended September 30, 1999. Warrants to purchase 400,000 shares of common stock were outstanding during the nine months ended September 30, 1999 but were not included in the computation of diluted income per share because the Company has a net loss for the nine months ended September 30, 1999.

Stock options to purchase approximately 1,856,043 shares of common stock were outstanding during the nine months ended September 30, 1998 but were not included in the computation of diluted loss per share because the Company has a net loss for the nine months ended September 30, 1998.

Statement  of  Cash  Flow  Information

                                                  (AMOUNTS  IN  THOUSANDS)

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       -------------------
                                                         1999       1998
                                                       --------    -------
Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest                                           $      0     $  183
    Income taxes                                              0          1

  Non-cash financing activities:
    Deemed dividends on preferred stock related
      to beneficial conversion feature                 $      0     $1,903
    Conversion of Series A Convertible Preferred
      Stock to common stock                                   0        124

Line  of  Credit

The Company's secured Accounts Receivable Purchase Agreement expired on September 30, 1999. The Company is in the process of negotiating a $10 million revolving line of credit with Venture Bank that will provide the Company with any required short-term funding, as well as the liquidity to support the future growth expected in 2000 and beyond. It is expected that the line will have a maturity of 2 years, and be based on 80% of eligible accounts receivable, with an interest rate of prime plus 0.25%.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)


INVENTORIES
Inventories  comprise  the  following:

                          SEPTEMBER 30,   DECEMBER 31,
                              1999           1998
                         --------------  -------------

Raw materials and parts  $        4,849  $       5,094
Work in process                     712            244
                         --------------  -------------
                         $        5,561  $       5,338
                         ==============  =============


ACCRUED  EXPENSES
Accrued  expenses  comprise  the  following:

                                     SEPTEMBER 30,   DECEMBER 31,
                                         1999           1998
                                    --------------  -------------

System installation and warranty    $          870  $         583
Accrued commissions and incentives             395            538
Accrued payroll and related items              545            536
Restructuring reserves                         263          1,240
Income taxes                                   456            456
Other                                        1,609          1,555
                                    --------------  -------------
                                    $        4,138  $       4,908
                                    ==============  =============


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

During the third quarter of 1999, $597 of payroll, legal and transaction costs were charged against the restructuring reserve.

At September 30, 1999, the following components of the restructuring reserve associated with the special charge remain unpaid: $141 in payroll costs associated with the reduction in force and $122 in transaction costs. The
Company expects these amounts to be paid by the end of the fourth quarter of 1999.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (UNAUDITED)

ISSUANCE  OF  PREFERRED  STOCK  AND  WARRANTS

Warrants

In connection with the issuance of the Series A Convertible Preferred Stock (Series A Stock), the Company issued warrants for 400,000 shares of the Company's common stock to the holders of the Series A Stock. The warrants are exercisable at any time until February 2001 for 300,000 shares of common stock at a price of $3.67 per share and for 100,000 shares at a price of $4.50 per share.

LEGAL  PROCEEDINGS

The Company and Varian Associates, Inc. (Varian) are in the process of resolving a dispute through arbitration as required by the Asset Purchase Agreement. The original dispute was in regard to whether Genus or Varian has rights to one ion implant sale and inventory. Subsequently, Genus also made claims against Varian with respect to the earnout provision in the Asset Purchase Agreement, which requires Varian to pay Genus one-third of all revenue recorded in excess of $30 million during calendar year 1998. Varian then expanded its claim to include two other ion implant shipments that Varian contends did not meet revenue recognition requirements. These two systems, valued at $7 million, were recorded as revenue by Genus prior to the closing of the Asset Purchase Agreement. If the Company prevails in the arbitration, any adjustments to the Company's financial statements will be made in the quarter in which the decision is rendered and the collection of the amount in question is probable. The Company is not conceding any rights to the disputed sales and believes that it will prevail in the arbitration.

The Company has been named as a defendant in a claim involving an automobile accident by a former employee of the Company, which resulted in the death of an individual. General, punitive, and exemplary damages are being sought by the plaintiffs. The Company believes it is not at fault in this matter, and has appointed legal council to defend the claim.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (UNAUDITED)

COMPREHENSIVE  INCOME

Statement  of  Financial  Accounting  Standards  No.  130 (SFAS 130), "Reporting
Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components.

The  following  are  the  components  of  comprehensive  loss:


          (AMOUNTS  IN  THOUSANDS)

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                           ---------------------  ---------------------
                                               1999       1998       1999       1998
                                           ----------  ---------  ---------  ----------

Net income (loss)                          $      313  $      40   $   (119)  $(30,806)
Foreign currency translation adjustments           52        (82)        13      2,255
                                           ----------  ----------  ---------  ---------
  Comprehensive income (loss)              $      365  $     (42)  $   (106)  $(28,551)
                                           ==========  ==========  =========  =========

The components of accumulated other comprehensive income, net of related tax are as follows:


                                        (AMOUNTS  IN  THOUSANDS)

                                     SEPTEMBER 30    DECEMBER 31
                                         1999           1998
                                    --------------  -------------

Cumulative translation adjustments  $      (1,628)  $     (1,641)
                                    ==============  =============

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

Results  of  Operations

Net sales for the three and nine months ended September 30, 1999 were $8.8 million and $22.7 million, respectively, compared to net sales of $9.8 million and $27.3 million for the corresponding periods in 1998, which included shipments of both ion implant and thin film products. Revenue for the current quarter included thin film system shipments to Asia, while approximately 50% of the revenue from the quarter ending September 30, 1998 was from ion implant products. Quarterly thin film revenue has doubled over the past 12 months. Year-to-date thin film revenue is more than three times greater than the year-to-date 1998 figures.

Gross margin for the three and nine months ended September 30, 1999 was 43% and 42%, respectively, compared to 40% and 17% for the same periods in 1998. Fixed operations and service overhead costs remained flat throughout 1999, and variable material and warranty costs have been consistent as a percentage of sales. In 1998, the Company was structured to support much higher revenue levels than were achieved. This resulted in a severe underabsorption of fixed operations and service overhead expenses. During the second quarter of 1998, the Company implemented cost reduction measures which significantly decreased these fixed overhead expenses. The Company believes that the current organization is more properly sized to achieve reasonable gross margins going forward, assuming revenue targets are met.

Research and development expenses (R&D) for the third quarter of 1999 were $1.5 million, or 17% of sales, compared to $1.5 million reported in the third quarter of 1998. R&D spending for the first three quarters of 1999 was $4.0 million, compared to $7.8 million during the first three quarters of 1998. This reduction was primarily attributed to R&D expenses associated with the ion implant product line which was sold to Varian in July of 1998. The Company expects spending levels to remain consistent for 1999. In July of 1999, the Company introduced its RInG (Rapidly Integrated Gate) product, which increases the access speed of the DRAM, and ALD (Atomic Layer Deposition) product, which can deposit films an order of magnitude thinner than current technology.

Selling, General and Administrative expenses (SG&A) were $2.1 million for the third quarter of 1999, a decrease of $275,000 from the $2.3 million of SG&A for the third quarter of 1998. Year-to-date SG&A expenses were $5.9 million, compared to $12.3 million for 1998. The expense reductions were related to costs associated with the ion implant product line, and a $1.4 million write-off of a receivable from Innotech Corporation, formerly the Company's Japanese distributor, during the second quarter of 1998. SG&A expenses for the third quarter of 1999 were higher than the previous quarter due to costs associated with the successful implementation of the Company's new ERP system, BAAN, and other Y2K compliance expenses on October 1, 1999. The Company believes that the major internal Y2K issues have now been addressed.

For the third quarter of 1999, other income was $62,000, compared to other expense of $11,000 in the third quarter of 1998. For the first three quarters of 1999, other income was $237,000, while other expense for the first three quarters of 1998 was $404,000. Other income consists mainly of interest income, while other expense for 1998 included interest expenses associated with capital leases, short-term borrowings and foreign exchange losses.

The net income for the quarter ended September 30, 1999 was $313,000 compared to net income of $40,000 for the third quarter of 1998. The net loss for the first nine months of 1999 was $119,000, compared to net loss of $30.8 million for the same period in 1998. Included in the first nine months of 1998 was a $13.2 million special charge for costs associated with reorganizing the Company and selling the ion implant product line to Varian, and deemed dividends of $1.9 million on the $5 million worth of Series A Convertible Preferred Stock, all of which has been retired.

Liquidity  and  Capital  Resources

During the three months ended September 30, 1999, the Company's cash and cash equivalents were $5.5 million compared to $8.1 million at December 31, 1998. The Company collected $6 million of outstanding receivables during the third quarter of 1999. Two systems, which shipped during the second quarter and were valued at $5 million, were given extended payment terms and are scheduled to be collected in December of 1999. Total cash collected in 1999 was $20.5 million. Accounts receivable was $12.1 million at September 30, 1999, compared to $13 million at December 31, 1998. Several systems that shipped with extended payment terms in 1998 were collected during the first nine months of 1999. The current balance includes third quarter shipments valued at $6.5 million and second quarter shipments with extended payment terms valued at $5 million.

Operating activities. Operating activities provided cash of $2.4 million for the nine month period ended September 30, 1999, compared to cash used of $17.3 million for the corresponding period ended September 30, 1998. The cash provided by operating activities for the nine month period ended September 30, 1999, consisted of a net decrease in working capital of $1.2 million and depreciation and amortization of $1.3 million, partially offset by our net loss of $119,000. The cash used in operating activities for the nine months ended September 30, 1998, consisted of a net loss of $28.9 million and an increase in working capital of $3.9 million, partially offset by depreciation and amortization of $2.3 million and a special charge of $13.2 million. Accounts receivable declined by $927,000 for the nine-month period ended September 30, 1999, compared to an increase of $9 million for the same period of 1998. The decrease in accounts receivable compared to the increase in the prior year is due to lower sales in 1999 compared to 1998, offset by the accounts receivable balance at September 30, 1999, which included two systems with extended payment terms. Inventories decreased by $223,000 in the nine-month period ended September 30, 1999, compared to a decrease of $1.7 million in the prior year due to the shipment of a thin film system to Samsung in the third quarter of 1998, which had been originally scheduled to ship in the fourth quarter of 1997. The material required to build this system was purchased in 1997. Accounts payable increased by $1.6 million in the nine-month period ended September 30, 1999, compared to a decrease of $7.3 million in the same period in 1998. The increase in accounts payable in 1999 was due to an increase in inventory purchases during the third quarter, and not processing vendor checks during the last 2 weeks of September due to the Company's conversion to a new ERP system, BAAN. The decrease in 1998 accounts payable was primarily due to final payments made to ion implant vendor accounts with proceeds from the Asset Sale to Varian. Accrued expenses declined $1 million in the nine-month period ended September 30, 1999, compared to a decrease of $4 million in the same period in 1998. The 1999 decrease was due to charges against the restructuring reserve, and the 1998 reduction was primarily due to the transfer of warranty and installation reserves related to the ion implant product line to Varian as part of the Asset Sale in July of 1998.

Investing activities. Investing activities used cash of $1.2 million for the nine-month period ended September 30, 1999. For the nine months ended September 30, 1999, investing activities provided cash of $22.7 million. Capital expenditures were $1.2 million for the current nine-month period, compared to $442,000 for the same period of 1998. The increase in capital expenditures related primarily to demo system upgrades, the new ERP system, and other computer related purchases. We anticipate an additional $250,000 to $500,000 in capital expenditures before the end of 1999.

Financing activities. Financing activities used cash of $3.8 million during the nine months ended September 30, 1999. This was primarily related to the $4 million repayment of the short-term bank borrowings offset by $165,000 from the proceeds of the employee stock purchase plan and the exercise of employee stock options.

The Company believes that its existing working capital and cash generated from operations will be sufficient to satisfy its cash needs going forward.
Currently, cash not required for operating purposes is invested in short-term money market funds. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to the Company, which could have a material adverse effect on the Company's business, financial condition, and results of operations. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

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

Historical Performance. The Company has experienced losses of $29.5 million, $19.3 million, and $9.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Company experienced a net loss of $119,000 in the first nine months of 1999. As a result of the Company's volatile sales and operating results in recent years, there can be no assurance that the Company will be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or that the Company will be able to attain or maintain consistent profitability on a quarterly or annual basis.

Reliance on International Sales. Export sales accounted for approximately 56%, 74% and 84% of total net sales in the years ended 1998, 1997 and 1996, respectively. In addition, net sales to South Korean customers accounted for approximately 34%, 50% and 59%, respectively, of total net sales during the same periods. In the first nine months of 1999, export sales to South Korea accounted for approximately 86% of total sales, including 98% in the first quarter, 70% in the second quarter and 95% in the third quarter. The Company anticipates that sales to one customer in Korea will continue to account for a significant portion of net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Although the Company's foreign system sales are primarily denominated in U.S. dollars and the Company does not engage in hedging transactions, the Company's foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could have the effect of making the Company's products more or less expensive. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

Further, the Company has a wholly owned South Korean subsidiary providing service and support to the installed base of customers and whose functional currency is the won. There can be no assurance that the Company will not incur currency losses or gains in future quarters as the currency fluctuates.

A substantial portion of the Company's sales is in Asia, bringing certain risks to the Company. Currency devaluation may make dollar-denominated goods, such as the Company's, more expensive for Asian clients. Asian manufacturers may limit capital spending. Furthermore, the uncertainty of the DRAM market may cause manufacturers everywhere to delay capital spending plans. These circumstances may also affect the ability of Company customers to meet their payment obligations, resulting in the cancellations or deferrals of existing orders and the limitation of additional orders. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance on a Small Number of Customers and Concentration of Credit Risk. Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. In 1998, three customers, Samsung Electronics Company, Ltd., M/A Com and SGS Thomson, accounted for 68%, 8% and 5%, respectively, of the Company's thin films net sales. During the first three quarters of 1999, Samsung accounted for 85% of sales. For the first quarter of 1999, Samsung accounted for 98% of total sales, during the second quarter, Samsung and a new U.S. customer accounted for 80% and 14%, respectively, of total sales, and during the third quarter, Samsung accounted for 88% of total sales. Additionally, Samsung accounted for an aggregate of 90% of thin films accounts receivable at December 31, 1998. Because the semiconductor manufacturing industry is concentrated in a limited number of generally larger companies, the Company expects that a significant portion of its future product sales will be concentrated within a limited number of customers. None of these customers has entered into a long-term agreement requiring it to purchase the Company's products. Furthermore, sales to certain of these customers may decrease in the future when those customers complete their current semiconductor equipment purchasing requirements for new or expanded fabrication facilities. The loss of a significant customer or any reduction in orders from a significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Competition. The semiconductor manufacturing capital equipment industry is highly competitive. Genus faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources in order to offer a broader range of products, to maintain customer service and support centers worldwide and invest in product and process R&D. Many of the Company's existing and potential competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, as well as greater name recognition than the Company. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering thin film products similar to those sold by the Company, it would materially adversely effect the Company's ability to sell its products to these manufacturers. There can be no assurance that the Company will continue to compete successfully in the United States or worldwide. The Company faces direct competition in Chemical Vapor Deposition
(CVD) tungsten silicide (WSiX) from Applied Materials, Inc. and Tokyo Electron, Ltd. In addition, the Company faces direct competition in Atomic Layer Deposition (ALD) with ASM International. There can be no assurance that these or other competitors will not succeed in developing new technologies, offering products at lower prices than those of the Company or obtaining market acceptance for products more rapidly than the Company.

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

The Company has nearly completed its Year 2000 readiness project, and most of the mission critical issues have already been closed. The director of operations and facilities chairs the project team and it includes project managers from the finance, information technology, facilities, engineering, and customer support organizations. The team meets regularly, and has conducted a thorough analysis to identify systems that will possibly be impacted by the Year 2000 problem. These systems have been classified into four major segments: facilities, mission critical business operations systems, non-mission critical business operations systems and general office equipment. The project team has assigned one of its members to be the project manager for each segment, and each of these segment project managers has identified an implementation manager for each system identified as part of their segment. Each implementation manager has developed a detailed plan that includes an assessment of Year 2000 compliance, followed by phases to define a contingency plan, evaluate alternatives, select a solution, design and implement the solution and, finally, to test and verify compliance. Some of the critical systems already addressed are discussed in the following paragraphs.

End Products. The control systems for each of the Company's products are computer driven. Thorough testing of these products was completed during 1998. Testing addressed not only the Company designed elements of the system, but also the embedded controls in manufactured components integrated into the end products. Each product requires a software upgrade, and the oldest systems in the product line require a control system computer replacement as well. The Company is charging a nominal amount for these upgrades on the older generation systems, while upgrades for the current Lynx2 products are supplied at no charge. The design and testing of each of these product upgrades have been completed, and the upgrades have been shipped and installed at some of the Company's customer's sites worldwide. The Company has contacted and offered this upgrade to all of its customers, but some customers have decided not to upgrade their systems. The Company is in the process of securing a written release from customers who have decided not to purchase the upgrade for their installed systems.

Enterprise Resources Program. The Company's Year 2000 project plan included implementation of a new Baan enterprise resources program system. The cutover from the existing system to the new system was completed October 1, 1999. The Company is still working through minor implementation follow-up items, but is effectively running operations with the new system. The Baan product has been certified as Year 2000 compliant, and this product is running at many major manufacturing companies worldwide. The system was considered to be the most critical internal Company resource at risk to the Year 2000 problem, so timely implementation was essential.

Supplier Readiness. Each implementation manager is responsible for assessing the readiness of the suppliers who support their systems to ensure there will be no lapses in service that may interrupt operations. This is in addition to addressing readiness of the hardware and software products provided by these suppliers. The Company started surveying suppliers of inventory material for the Company's products during the second quarter of 1999. This is one of the projects under the mission critical business operations systems segment. Readiness of the supplier's products has already been established under the end product project, but addressing potential disruptions of the supply pipeline due to supplier business readiness is on-going. The Company has yet to identify any key suppliers who are not diligently ensuring their Y2K readiness.

Computer Resources. All of the Company's computer network resources have been upgraded in the last nine months to ensure Year 2000 compatibility. As with most businesses today, these resources have become essential communications tools, both internal and external to the Company, making their continued operation mission critical. The effort to upgrade client computer resources (notebook and desktop personal computers) is on-going, with completion of all upgrades expected by December 1, 1999.

The Company's estimated expenses incurred through December 31, 1998 are $300,000. The 1999 projected costs are $350,000, of which $320,000 has been incurred so far. The Company believes that costs to fix the Company's products have already been fully incurred. Several capital investments have already been made in 1999 to replace aging equipment, and Year 2000 compliant systems were purchased in all cases. This includes new network and electronic mail file servers. The Company's voicemail system was not Year 2000 compliant, but replacement is complete. There are a few more hardware and software systems, both mission critical and non-mission critical, which may require upgrades at the Company's expense during the fourth quarter, but preliminary estimates indicate these expenses will not be material. There can be no assurance that the Company's current estimated costs associated with the Year 2000 issue, or the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse effect on the result of operations or financial position of the Company in any given year.

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





Date:  November  15,  1999                      GENUS,  INC.




                                                 /s/  William W.R. Elder
                                            ------------------------------------
                                                William W.R. Elder, President,
                                            Chief Executive Officer and Chairman




                                                  /s/  Kenneth Schwanda
                                             -----------------------------------
                                                       Kenneth Schwanda
                                                    Chief Financial Officer
                                              (Principal Financial and Principal
                                                      Accounting Officer)

               GENUS, INC.
           INDEX TO EXHIBITS


EXHIBIT NO.  DESCRIPTION
-----------  ---------------------------


27.1         Financial Data Schedule