Form 10-K
period 1999-12-31
GENUS INC
filed 2000-03-30
CIK 837913

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X]     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  fiscal  year  ended  December  31,  1999
                                              -------------------
                                       OR
[  ]     Transition  report  pursuant  to  Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

                           Commission File No. 0-17139
                                               -------

                                   GENUS, INC.
             (Exact name of registrant as specified in its charter)

                                   CALIFORNIA
                         (State or other jurisdiction of
                  incorporation or organization)     94-2790804
                       (I.R.S. Employer Identification Number)
                  1139 Karlstad Drive, Sunnyvale, CA     94089
             (Address of principal executive offices)     (Zip Code)

Registrant's  telephone  number,  including  area  code  (408)  747-7120
                                                         ---------------
Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 24, 2000 in the over-the-counter market as reported by the Nasdaq National Market, was approximately $216,535,975. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2000, Registrant had 18,745,364 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report: Proxy Statement for Registrant's 2000 Annual Meeting of Shareholders - Items 10, 11, 12 and 13.

                                     PART I

ITEM  1.

OVERVIEW

     We are a leading supplier of advanced manufacturing systems for the worldwide semiconductor industry. Semiconductor manufacturers use our leading edge thin film deposition equipment and process technology to produce integrated circuits, commonly called chips, that are incorporated into a variety of products, including personal computers, communications equipment and consumer electronics. We pioneered the development of chemical vapor deposition tungsten silicide, which is used in certain critical steps in the manufacture of integrated circuits. In addition, we are leading the commercialization of atomic layer deposition, also known as ALD technology. This technology is designed to enable a wide spectrum of thin film applications such as aluminum oxide, tungsten nitride and other advanced dielectric and conducting metal barrier materials for advanced integrated circuit manufacturing.

     We also continue to develop enabling thin film technology that addresses the scaling challenges facing the semiconductor industry relating to gate, capacitor and interconnect materials. These challenges have been labeled as "red zones" by the International Technology Roadmap for Semiconductors because there are no known solutions that allow for further reduction in feature sizes and improved performance. Our innovative thin film technology solutions are designed to enable chip manufacturers to simplify and advance their integrated circuit production processes and lower their total cost of manufacturing per chip, known as cost of ownership.

     We provide a production proven platform that is used for both the development and production of new thin films in integrated circuit manufacturing. This platform is based on common architecture and a high percentage of common parts that is designed to provide manufacturers with high reliability and low cost of ownership across a wide range of thin film deposition applications. The modular design of our system permits manufacturers to add capacity and service their manufacturing systems easily. In addition to the modular platform architecture, our systems operate on a standardized software that is designed to support a wide range of thin film deposition processes. Furthermore, our patented process chamber design incorporated into our flagship LYNX product family can be configured for chemical vapor deposition, or CVD, plasma enhanced CVD, metal organic CVD and ALD with minimal changes to the chamber design.

     Our global customer base consists of semiconductor manufacturers in the United States, Europe and Asia. Our current customers include semiconductor manufacturers such as Infineon Technologies, Micron Technology, Inc. and Samsung Electronics Company, Ltd.

INDUSTRY  BACKGROUND

     The manufacture of a chip requires a number of complex steps and processes. Most integrated circuits are built on a base of silicon, called a wafer, and consist of two main structures. The lower structure is made up of components, typically transistors or capacitors, and the upper structure consists of the circuitry that connects the components. Building an integrated circuit requires the deposition of a series of film layers, which may be conductors, dielectrics, which are insulators, or semiconductors. The overall growth of the semiconductor industry and the increasing complexity of integrated circuits have led to increasing demand for advanced semiconductor equipment.

     INDUSTRY DRIVERS: LOWERING THE COST PER FUNCTION AND INCREASING PERFORMANCE

     The growth of computer markets and the emergence and growth of new markets such as wireless communications and digital consumer electronics have contributed to recent growth in the semiconductor industry. This increase also has been fueled by the semiconductor industry's ability to supply increasingly complex, higher performance integrated circuits, while continuing to reduce cost. The more complex integrated circuits and the accompanying reductions in feature size require more advanced and expensive wafer fabrication equipment and increase the average cost of advanced wafer fabrication facilities.
Technological advances in semiconductor manufacturing equipment have historically enabled integrated circuit manufacturers to lower cost per function and improve performance dramatically by:

- reducing feature size of integrated circuits and the introduction of new materials with vertical scaled dimensions;

-     increasing  the  wafer  size;

-     increasing  manufacturing  yields;  and

-     improving  the  utilization  of  wafer  fabrication  equipment.

     Reducing feature sizes and adding new enabling thin films. Smaller feature sizes allow more circuits to fit on one wafer. These reductions have contributed significantly to reducing the manufacturing cost per chip. The semiconductor industry is driven by performance (mainly the increased speed for logic and memory signals) and increased chip density (mainly the increased density of memory and logic capacity). In addition to the continued reduction in feature sizes, there is a paradigm shift for the use of new materials to improve performance of integrated circuits. New materials are required for gate, capacitor and interconnect application segments within the semiconductor manufacturing process. The adoption of new types of thin film conducting and insulating materials will accelerate the trend toward higher levels of semiconductor performance and integration while maintaining historic trend of reduction of cost per function.

     Larger wafer sizes. By increasing the wafer size, integrated circuit manufacturers can produce more circuits per wafer, thus reducing the overall manufacturing costs per chip. Leading edge wafer fabrication lines are currently using 200 millimeter wafers, up from the 100 millimeter wafers used ten to fifteen years ago. Currently, some integrated circuit makers are commencing pilot production lines using 300 millimeter wafers. We believe that many more manufacturers will add 300 millimeter production capabilities within the next two to five years.

     Higher manufacturing yields. In the last fifteen years, manufacturing yields, or the percentage of good integrated circuits per wafer, have increased substantially, while the time to reach maximum yield levels during a production lifecycle has decreased significantly. As the complexity of chips increases, manufacturers must continually reduce defect density to obtain higher yields.

     Improved equipment utilization and introducing new equipment architectures. The utilization of semiconductor manufacturing lines has improved in the last ten years. Manufacturing lines now operate continuously. In addition, new architectures of production equipment are being explored that allow for higher throughputs, better reliability, high quality, and low overall cost-of-ownership as measured by the total cost to process each wafer through the equipment.

     While these production techniques are important for reducing the cost per function of chips, we believe that the most beneficial production solution is likely to combine feature size reduction and the use of new thin film materials.

     RED  ZONE  CHALLENGES  FACING  THE  SEMICONDUCTOR  INDUSTRY

     The semiconductor industry is driven by the need for higher performance and greater chip density as measured by an increasing number of functions on the chip. The semiconductor industry has historically been able to double the number of transistors on a given space of silicon every 18 to 24 months by reducing feature sizes. However, as the industry approaches feature size dimensions of
0.15 micron and below, the industry will face significant challenges and roadblocks pertaining to improving device performance and feature size reduction. These challenges have been labeled "red zones" by the International Technology Roadmap for Semiconductors because there are no known solutions to allow for further reduction in feature sizes and improved performance. It is estimated that semiconductor manufacturers need approximately two to four years to research, develop and commercially produce a new type of chip. Accordingly, we expect semiconductor manufacturers to begin their research and development activities as well as capital purchases to support those activities at least two years before producing a new chip.

     As part of its strategy to solve the challenges posed by the red zones, the semiconductor industry is moving towards the use of ultra-thin dielectrics with high insulating capabilities for gate dielectrics and capacitors as well as ultra-thin metal barriers for copper-based interconnect processes. Emerging thin films with high dielectric capabilities for gate and capacitor applications include metal oxides such as aluminum oxide. In these ultra-thin dielectric film applications, the thickness and quality must be highly controlled while the films need to be deposited in a high-volume, cost-effective manner. Ultra-thin metal nitride barrier films, such as those made of tungsten nitride, must be developed to support copper-based interconnect schemes. Reduction of feature size requires innovations in new types of thin film deposition technologies and equipment to deposit new films.

THE  GENUS  SOLUTION

     We are an innovative supplier to semiconductor manufacturers and are focused on developing enabling thin film technology to solve the challenges posed by the red zones. Our patented multi-purpose process chamber serves as the foundation for all of our current products. Our products are designed to deliver high throughput, low cost of ownership and quick time to market, enhancing the ability of manufacturers to achieve productivity gains. We support our innovative thin film deposition systems with a focused level of customer service.

     INNOVATIVE  THIN  FILM  SOLUTIONS

     Our systems and processes are designed to provide innovative thin film solutions that address technical and manufacturing problems of the semiconductor industry. We provide our customers with advanced systems and processes for depositing thin films such as CVD tungsten silicide, tungsten nitride, copper barrier seed films and ALD dielectrics such as aluminum oxide. These innovative thin films solve certain key device and interconnect problems faced by semiconductor manufacturers as they scale their device geometries below 0.15 micron.

     VERSATILE  PRODUCTION  PLATFORM

     Our Lynx series of systems is based on a common outsourced, reliable wafer-handling robotic platform. The Lynx systems are designed to be flexible and can be configured for multiple deposition processes, such as CVD, plasma enhanced CVD, metal organic CVD and ALD. Our Lynx systems offer the following advantages:

- a production-proven platform which allows for easier and faster migration from research and development to production;

- a platform based upon a large number of standardized parts used across our systems to enhance reliability; and

-     a  modular  design  that  allows  for  simplified  service.

     In addition, all of our systems are designed with a graphical user interface that automates tasks and allows for comprehensive viewing of the real-time status of the systems. Our software supports our customers' process development needs with the ability to run a different set of processes for each wafer.

     LOW  COST  OF  OWNERSHIP

     The Lynx series offers low cost of ownership by focusing on wafer handling platform reliability, high throughput deposition processes, advanced software architecture and a proprietary, production-proven process chamber design. For example, in production mode of tungsten silicide films the Lynx2 system has proven itself reliable with consistent 90-95% availability. Based on customer feedback, we estimate that the mean time between failure of our system is typically between 300 to 450 hours. We are committed to achieving these same levels of performance with our new thin film products.

     CUSTOMER  SUPPORT

     We believe we deliver superior customer support and service to enhance our long-term customer relationships. We maintain an international customer support infrastructure with fully staffed customer support facilities in Japan, Korea and the United States. We provide training for two customer engineers with all of our equipment installations as well as 24 hours a day, seven days a week product support. We offer warranties consisting of a two-year parts warranty and a one-year labor warranty that provides a dedicated technician on site. We are currently developing a system to allow our customers to procure parts online.

MARKETS  AND  APPLICATIONS

     In 1999 we expanded our product line to include new thin film applications that allow us to reach broader markets than previously addressed by our products. Prior to such expansion, our products only addressed the silicide metal thin film market, estimated to be approximately $250 million as of the end of 1999. Currently, our products serve silicide metal gate, barrier metal and dielectric materials. According to VLSI Research, the aggregate market for these three thin film applications is expected to grow at a 26% compound annual growth rate from approximately $800 million in 1999 to approximately $2 billion in 2003. By focusing on broader thin film markets, we believe we are able to reduce our dependence on the volatile commodity dynamic random access memory, or DRAM, market and benefit from other high-growth and high value-added semiconductor markets such as microprocessors and advanced logic chips. We believe we are well positioned to take a leadership role in providing thin film solutions to this fast-growing market that targets red zone challenges.

     We  focus  on  the  following  three  thin  film  market  segments:

     SILICIDE  AND  METAL  CVD  GATE  FILMS

     CVD tungsten silicide is used to reduce the electrical resistance of the gate material in a transistor device structure. Our tungsten silicide gate thin films are used in DRAM integrated circuit production. In the future, we expect the tungsten gate material to migrate from tungsten silicide to the low resistance tungsten gate films, such as RInG that we have developed.

     BARRIER  METAL  INTERCONNECT  THIN  FILMS

     We are currently commercializing new thin film CVD barrier metal films such as tungsten nitride. CVD tungsten nitride has better film characteristics and can more uniformly cover device structures than conventional physical vapor deposition barrier thin films such as titanium nitride. We expect our CVD tungsten nitride barrier thin films to have applications in multi-layer copper interconnect processes.

     GATE  AND  CAPACITOR  DIELECTRIC  THIN  FILMS

     Alternative new gate and capacitor dielectric thin films such as aluminum oxide provide better dielectric characteristics than conventional silicon oxide dielectrics. We intend to use our advanced ALD and CVD process expertise to target these emerging dielectric applications.

PRODUCTS  AND  TECHNOLOGY

     We have developed our product strategy around the Lynx system concept. The Lynx system integrates platform and process modules with our standardized operating software. The Lynx system refers specifically to the vacuum robotic wafer handler and its wafer controlling software. The Lynx process modules are generically appropriate for CVD, plasma enhanced CVD, metal organic CVD and ALD technologies.

     All of our current thin film systems are built on a common platform and marketed in the context of the Lynx series. Each Lynx product includes wafer handling robotics, dual loadlocks, control electronics and system software. The Lynx system can be used for the deposition of advanced dielectrics and copper ultra-thin barrier seed. The Lynx product line addresses both 200 and 300 millimeter wafer sizes and is designed for the deposition of the following thin film applications:

-     tungsten  silicide-monosilane

-     tungsten  silicide-dichlorosilane

-     tungsten  nitride  (plasma  enhanced  CVD,  RInG)

-     tungsten  nitride  (CVD,  Ca'ts)

-     copper  barrier  seed  (CBS)

-     aluminum  oxide

-     advanced  metal  oxides  (under  development)

-     copper  ultra-thin  barrier  seed  (under  development)

     LYNX  SERIES

     LYNX2. The LYNX2 system is currently used in production by manufacturers of advanced DRAM devices of 0.35 to 0.18 micron. LYNX2 systems support over 120 process modules in high volume production. Production availability for the LYNX2 system runs from 90-95%. LYNX2 platforms are also used for customer development and pilot manufacturing for more advanced semiconductor applications below 0.18 micron. The LYNX2 features a wafer handling platform that is compatible with the Modular Equipment Standards Committee. This platform uses a centrally located, dual-end effector robot for high throughput operation. The system is controlled by a graphical user interface that provides the operator with real-time information such as recipe, set points, hardware status and service features. The modular design of the LYNX2 allows the addition of up to four process modules, which can be run serially or in parallel. The LYNX2 process module design also offers a multi-zone resistive heater for more uniform wafer heating, two-zone showerheads for improved film composition uniformity and a state-of-the-art gas delivery system that minimizes chamber-to-chamber variance. In the case of ALD, fast gas switching has been developed for high productivity ALD.

     LYNX3. We introduced the LYNX3 in January 1999 as our first 300 millimeter low pressure CVD process module in a beta system. The LYNX3 process module is based on a newly developed and patented process chamber concept that results in exceptional uniformity. The LYNX3 is designed to run all films currently supported by the LYNX2, as well as all films currently in development. The LYNX3 system will support up to five process modules, which can be run serially or in parallel. We are currently developing an advanced version of the LYNX3, which is designed to be a "bridge tool", capable of running either 200 or 300 millimeter wafers.

     The range of thin films that can be deposited using the LYNX product family include:

- Tungsten Silicide. In addition to our mainstream production silane-based tungsten silicide film, we offer dichlorosilane LRS silicide, a low resistivity, low stress CVD tungsten silicide. DRAM manufacturers can use LRS tungsten silicide for increased yields and faster device speeds.

- RInG. We introduced the industry's first plasma enhanced CVD tungsten nitride barrier film in 1997, Rapid Integrated Gate or RInG. The application is for tungsten gates with a built-in tungsten nitride barrier that can be rapidly integrated for gates using rapid thermal annealing processes. Tungsten nitride acts as a superior barrier even when deposited to a thickness of 100 angstroms. This film also has the potential for broadening our customer base by bringing our thin film products into the application specific integrated circuit and logic market, through local interconnect applications. We believe RInG to be a superior barrier for copper diffusion relative to titanium nitride and can be used as an adhesion layer for blanket tungsten.

- Ca'ts. In November 1998, we introduced a CVD tungsten nitride film, Capacitor Electrodes or Ca'ts. This film may offer significant advantages in the production of next generation DRAM devices. Tungsten nitride enables gigabit-scale DRAM device production by serving as a barrier electrode for tantalum oxide capacitors. Tungsten nitride, when used as an electrode material, results in lower leakage for tantalum oxide capacitors compared to other electrode materials, such as titanium nitride. Our CVD technique to deposit tungsten nitride uniformly and conformally coats the intricate structures that are present in advanced DRAM capacitors. We believe that Ca'ts gives us the advantage of controlling particles and repeatability to levels consistent with our customers' near-term production requirements.

- CBS. In November 1998, we introduced the first all CVD-based integrated approach for copper barrier seed, or CBS, for advanced metallization. CBS enables efficient scaling of copper metallization to the 0.10 micron generation and beyond, and is based on a well-established low temperature, highly conformal plasma enhanced CVD tungsten nitride barrier film.

- ALD Dielectrics. In July 1999, we announced the availability of ALD aluminum oxide. ALD has many possible applications in the semiconductor market including as a high dielectric constant oxide for either capacitors or for gate dielectrics, as an etch stop for advanced structures, or for hard mask applications. We intend to make available other advanced ALD dielectrics during 2000. We believe that our ALD aluminum oxide technology will find near-term opportunities in the DRAM capacitor application. Other ALD dielectrics will find longer-term applications in both capacitor and gate dielectric structures.

     Genus 8700 Series and 6000 Series. While we no longer actively sell these thin film products, we continue to sell spare parts and provide service for the installed base worldwide.

CUSTOMER  SUPPORT

     We believe that our customer support organization is critical to establishing and maintaining the long-term customer relationships that often are the basis upon which semiconductor manufacturers select their equipment vendor. Our customer support organization is headquartered in Sunnyvale, California with additional employees located in Japan and South Korea. Our support personnel are available on a 24-hour a day, seven days a week basis with a maximum one hour response time. All support personnel have technical backgrounds, with process, mechanical and electronics training, and are supported by our engineering and applications personnel. Support personnel install systems, perform warranty and out-of-warranty service and provide sales support.

     We offer a 12 month labor warranty and a 24 month parts warranty. Our labor warranty includes having on-site dedicated support technician during the labor warranty period. We also offer training to our customers at our headquarters.

SALES  AND  MARKETING

     We sell and support our systems through direct sales and customer support organizations in the United States, South Korea and Japan and through six independent sales representatives and distributors in the United States, Europe and Asia. We distribute spare parts from depots in Sunnyvale, California, Austin, Texas, The Netherlands and South Korea.

CUSTOMERS

     Our current customers include Infineon, Micron and Samsung. We rely on a limited number of customers for a substantial portion of our net sales. For example, Samsung Electronics and Micron Technology accounted for 84% and 11% of our net sales in 1999, respectively. In 1998, Samsung Electronics, Advanced Micro Devices and Micron Technology accounted for 28%, 15% and 12% of our net sales, respectively. In 1998, Samsung Electronics accounted for 68% of our thin film net sales.

BACKLOG

     We schedule production of our systems based on both backlog and regular sales forecasts. We include in backlog only those systems for which we have accepted purchase orders and assigned shipment dates within the next 12 months. All orders are subject to cancellation or delay by the customer with limited or no penalty. Our backlog was approximately $14 million as of December 31, 1999 and approximately $0.3 million as of December 31, 1998. In addition, we received a new ALD technology system purchase order from Infineon Technologies in February 2000 which is not included in the 1999 backlog. The year-to-year fluctuation is due primarily to the cyclical nature of the semiconductor industry. Our backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and our actual sales for the year may not meet or exceed the backlog represented. Because of possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales for any succeeding period. In particular, during periods of industry downturns we have experienced significant delays relating to orders that were previously booked and included in backlog.

RESEARCH  AND  DEVELOPMENT

     We focus our research and development efforts on developing innovative thin film products. During recent periods, we have devoted a significant amount of resources to the Lynx2 and Lynx3 systems and ALD films. We expect to focus our future efforts on our Lynx ALD system for 200 and 300 millimeter applications for advanced film technologies. We maintain a Class 1 applications laboratory and a separate thin films development area in California. By basing our products on the Lynx system, we believe that we can focus our development activities on the process chamber and develop new products quickly and at relatively low cost.

     Our research and development expenses were $5.4 million for 1999, $8.9 million for 1998 and $12.3 million for 1997, representing 18.9%, 27.5% and 14.6% of net sales, respectively. Our research and development expenses were lower in 1999 due to expenses associated with the ion implant product line, which was sold to Varian Associates in July 1998. Research and development expenses associated with our current thin film product line were $5.4 million for 1999, $5.4 million for 1998 and $5.5 million for 1997, representing 18.9% of thin film net sales in 1999, 47.7% in 1998 and 20.2% in 1997.

     The worldwide semiconductor industry is characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. Because of continual changes in these markets, we believe that our future success will depend upon our ability to continue to improve our existing systems and process technologies, and to develop systems and new technologies that compete effectively. We must adapt our systems and processes to technological changes and to support emerging industry standards for target markets. We cannot be sure that we will complete our existing and future development efforts within our anticipated schedule or that our new or enhanced products will have the features to make them successful.

     We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or improved systems or process technologies. These new and improved systems and process technologies may not meet the requirements of the marketplace and achieve market acceptance. Furthermore, despite testing by us, difficulties could be encountered with our products after shipment, resulting in loss of revenue or delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs. The success of new system introductions is dependent on a number of factors, including timely completion of new system designs and market acceptance. If we are unable to improve our existing systems and process technologies or to develop new technologies or systems, we may lose sales and customers.

COMPETITION

     The global semiconductor fabrication equipment industry is intensely competitive and is characterized by rapid technological change and demanding customer service requirements. Our ability to compete depends upon our ability to continually improve our products, processes and services and our ability to develop new products that meet constantly evolving customer requirements.

     A substantial capital investment is required by semiconductor manufacturers to install and integrate new fabrication equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular supplier's products, the manufacturer often relies for a significant period of time upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. It is difficult for us to sell to a particular customer for a significant period of time after that customer has selected a competitor's product, and it may be difficult for us to unseat an existing relationship that a potential customer has with one of our competitors in order to increase sales of our products to that customer.

     Each of our product lines competes in markets defined by the particular wafer fabrication process it performs. In each of these markets we have multiple competitors. At present, however, no single competitor competes with us in all of the same market segments in which we compete. Competitors in a given technology tend to have different degrees of market presence in the various regional geographic markets. Competition is based on many factors, primarily technological innovation, productivity, total cost of ownership of the systems, including yield, price, product performance and throughput capability, quality, contamination control, reliability and customer support. We believe that our competitive position in each of our markets is based on the ability of our products and services to address customer requirements related to these competitive factors.

     We compete principally with other methods of thin film deposition, such as CVD and physical vapor deposition, in the overall thin film systems market. Our direct competitors in the tungsten silicide market includes Applied Materials, Inc. and Tokyo Electron, Ltd. Competition from these competitors increased in 1999 and we expect that such competition will continue to intensify. We believe that we compete favorably on each of the competitive elements in this market.

     We also compete in the market for CVD and physical vapor deposition barrier, copper barrier seed and tungsten barrier combination films. Our principal competitors in these markets are Applied Materials, Novellus Systems, Inc., ULVAC Technologies, Inc. and Tokyo Electron. Our principal competitor with respect to our ALD systems is ASM International.

     We may not be able to maintain our competitive position against current and potential competition. New products, pricing pressures, rapid changes in technology and other competitive actions from both new and existing competitors could materially affect our market position. Some of our competitors have substantially greater installed customer bases and greater financial, marketing, technical and other resources than we do and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Our competitors may introduce or acquire competitive products that offer enhanced technologies and improvements. In addition, some of our competitors or potential competitors have greater name recognition and more extensive customer bases that could be leveraged to gain market share to our detriment. We believe that the semiconductor equipment industry will continue to be subject to increased consolidation, which will increase the number of larger, more powerful companies and increase competition.

MANUFACTURING  AND  SUPPLIERS

     Our manufacturing operations are based in our Sunnyvale, California facility and consist of procurement, subassembly, final assembly, test and reliability engineering. Our manufacturing facility maintains and operates a Class-1 cleanroom to demonstrate integrated applications with its customers. The LYNX family systems are based on an outsourced wafer handling platform, enabling us to use a large number of common subassemblies and components. Many of the major assemblies are procured completely from outside sources. We focus our internal manufacturing efforts on those precision mechanical and electro-mechanical assemblies that differentiate our systems from those of our competitors.

     Most of the components for our thin film systems are produced in subassemblies by independent domestic suppliers according to our design and procurement specifications. We anticipate that the use of such subassemblies will continue to increase in order to achieve additional manufacturing efficiencies. Many of these components are obtained from a limited group of suppliers. We generally acquire these components on a purchase order basis and not under long-term supply contracts. Our reliance on outside vendors generally, and a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components.

     Because the manufacture of certain of these components and subassemblies is an extremely complex process and can require long lead times, we could experience delays or shortages caused by suppliers. Historically, we have not experienced any significant delays in manufacturing due to an inability to obtain components, and we are not currently aware of any specific problems regarding the availability of components that might significantly delay the manufacturing of our systems in the future. However, the inability to develop alternate sources or to obtain sufficient source components as required in the future, could result in delays of product shipments that would have a material adverse effect on our business, results of operations and financial condition.

     We are subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our sales demonstrations and research and development. Failure to comply with present or future regulations could result in substantial liability to us, suspension or cessation of our operations, restrictions on our ability to expand at our present locations or requirements for the acquisition of significant equipment or other significant expense. To date, we have adequately complied with environmental rules and regulations. Such compliance has not materially effected our operations.

INTELLECTUAL  PROPERTY

     We believe that because of the rapid technological change in the semiconductor industry, our future prospects will depend primarily upon the expertise and creative skills of our personnel in process technology, new product development, marketing, application engineering and product engineering, rather than on patent protection. Nevertheless, we have a policy to actively pursue domestic and foreign patent protection to cover technology developed by us. We hold 23 United States patents with seven patent applications pending in the United States as well as several foreign patents and patent applications covering various aspects of our products and processes. Where appropriate, we intend to file additional patent applications to strengthen our intellectual property rights.

     Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be sure that we will be able to protect our technology adequately, and our competitors could independently develop similar technology, duplicate our products or design around our patents. To the extent we wish to assert our patent rights, we cannot be sure that any claims of our patents will be sufficiently broad to protect our technology or that our pending patent applications will be approved. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that any rights granted under these patents will provide adequate protection to us, or that we will have sufficient resources to protect and enforce our rights. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States.

     As is customary in our industry, from time to time we receive or make inquiries regarding possible infringement of patents or other intellectual property rights. Although there are no pending claims against us regarding infringement of any existing patents or other intellectual property rights or any unresolved notices that we are infringing intellectual property rights of others, such infringement claims could be asserted against us or our suppliers by third parties in the future. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, subject us to significant liabilities to third parties, require us to enter into royalty or licensing agreements, or prevent us from manufacturing and selling our products. If our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on our business.

EMPLOYEES

     As of February 29, 2000, we employed 91 full-time employees. The success of our future operations depends in large part on our ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. At times we have experienced difficulty in attracting new personnel, and we may not be successful in retaining or recruiting sufficient key personnel in the future. None of our employees is represented by a labor union, and we have never experienced a work stoppage, slowdown or strike. We consider our relationships with our employees to be good.

SALE  OF  ASSETS

     In July 1998, we sold selected assets and transferred selected liabilities related to the MeV ion implant equipment product line to Varian Associates, Inc.

     MeV  Ion  Implant  Market

     Ion implantation is the process by which a beam of electrically charged dopant atoms (ions) are accelerated and driven into the surface of a silicon wafer. This process alters the electrical characteristics of the silicon by making it more or less conductive.

     The market for ion implanters consisted of three primary segments: high current, medium current and high energy. High and medium current ion implanters made up approximately 67% of the total ion implant market in 1998.

     Ion implant sales accounted for 65% and 68% of total revenues for 1998 and 1997, respectively.

     Information regarding our foreign and domestic operations and export sales is included in Note 12 of Notes to Consolidated Financial Statements.

     MeV  Ion  Implant  Products

     The Kestrel Family of Ion Implanters. Introduced in July 1997, Genus' fourth-generation of implanters, the Kestrel Family, offered high productivity manufacturing, low cost-of-ownership and flexibility for MeV, medium current backup, chained implants, mainstream retrograde well and advanced well applications.

     Kestrel 650 and 750. The Kestrel 650 had been optimized to meet the requirements of established retrograde well applications that require a lower price/performance point. The accelerator design was the same as that of the Tandetron 1520 that was used worldwide for retrograde well, research and development, as well as production applications. The Kestrel 750, the most recent addition to the Kestrel family, was best used for advanced well applications such as triple wells and Genus developed and patented Buried
Implanted  Layer  for  Lateral  Isolation,  or  BILLI.

     Tandetron 1520 and Genus 1510. Introduced in 1995 and 1992, respectively, the Tandetron 1520 and Genus 1510 were our previous generation MeV ion implant products. While we no longer actively sold these products, we did continue to provide service and sell spare parts for these products pursuant to service and spare parts purchase agreements until the sale of assets to Varian Associates, Inc.

     A representative list of our ion implant customers included: Advanced Micro Devices, Atmel Corp., Fujitsu, Macrotron, Micron Technology, Newport Wafer-Fab Ltd., Philips Semiconductor, Samsung Electronics, SGS-Thomson, and Symbios Logic. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Reliance on a Small Number of Customers and Concentration of Credit Risk."

RECENT  DEVELOPMENTS

     In February 2000, we received a purchase order from a new customer for an ALD system, which will ship during the first quarter of 2000.

ITEM  2.  PROPERTIES

     We maintain our headquarters, manufacturing and research and development operations in Sunnyvale, California. We have a lease for a facility totaling approximately 100,500 square feet. Approximately 40,000 square feet is currently being sub-leased to third parties. This lease expires in October 2002, with a current annual rental expense of approximately $772,000. We also lease sales and support offices in Seoul, South Korea. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed. However, our future growth may require that we secure additional facilities or expand our current facilities further before the term of our headquarters lease expires. Any move to new facilities or expansion could be disruptive and cause us to incur significant unexpected expense.

ITEM  3.  LEGAL  PROCEEDINGS

     We recently settled an arbitration with Varian Associates, Inc. relating to the sale of our ion implant product line to Varian in July 1998. The original dispute involved the rights to one ion implant product sale and related inventory. The dispute was settled prior to arbitration in January 2000. As part of the final settlement, Varian received the ion implant product and we recorded a non-recurring charge of $543,000 relating to a write-off of a receivable from Varian.

     We have been named as a defendant in a claim involving an automobile accident by one of our former employees which resulted in the death of an individual. Significant general, punitive and exemplary damages are being sought by the plaintiffs. We believe we are not at fault in this matter, and we intend to defend this claim vigorously. While the outcome of this matter is not presently determinable, we do not believe that resolution of this matter will have a material adverse effect on our financial position or results of operations.

     We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS

Common  Stock  Information

     Our common stock is traded in the over-the-counter market under the NASDAQ symbol GGNS. The high and low last sales prices for 1999 and 1998 set forth below are as reported by the NASDAQ National Market System. At March 24, 2000, we had 403 registered shareholders as reported by ChaseMellon Shareholder Services.


                       1999             1998
                ---------------  -----------------
                  HIGH    LOW      HIGH      LOW
                ------  -------  --------  -------
First Quarter.  $2-7/16  $ 1-5/32  $3-3/16  $    2
Second Quarter    3-3/8     1-1/4   2-7/16       1
Third Quarter.    3-3/4    2-9/32   1-7/16     3/4
Fourth Quarter   5-7/16   1-31/32   1-17/32  11/16

     We have not paid cash dividends on our common stock since inception, and our Board of Directors presently intends to reinvest our earnings, if any, in our business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future. Additionally, our $10 million accounts receivable based line of credit does not allow for the distribution of dividends.

ITEM  6.  SELECTED  FINANCIAL  DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated statement of operations data and consolidated balance sheet data for each of the five years in the period ended December 31, 1999 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected in any future period.


                                                                       YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------------
                                                           1999      1998(1)     1997       1996       1995
                                                        ----------  ---------  ---------  ---------  --------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales. . . . . . . . . . . . . . . . . . . . . . .  $  28,360   $ 32,431   $ 84,286   $ 82,509   $100,350
Costs and expenses:
  Costs of goods sold. . . . . . . . . . . . . . . . .     16,628     24,201     54,762     55,537     61,111
  Research and development . . . . . . . . . . . . . .      5,368      8,921     12,327     14,639     12,259
  Selling, general and administrative. . . . . . . . .      7,931     14,115     20,326     17,901     19,004
  Restructuring and other(2)(3). . . . . . . . . . . .        543     12,707          0      5,890          0
                                                        ----------  ---------  ---------  ---------  --------
Income (loss) from operations. . . . . . . . . . . . .     (2,109)   (27,513)    (3,129)   (11,458)     7,976
Other income (expense), net. . . . . . . . . . . . . .        669        (86)    (1,363)        53        327
                                                        ----------  ---------  ---------  ---------  --------
Income (loss) before provision for income taxes. . . .     (1,440)   (27,599)    (4,492)   (11,405)     8,303
Provision for (benefit from) income taxes. . . . . . .        177          1     14,844     (2,200)    10,979
                                                        ----------  ---------  ---------  ---------  --------
Net income (loss). . . . . . . . . . . . . . . . . . .     (1,617)   (27,600)   (19,336)    (9,205)    19,282
Deemed dividends on preferred stock. . . . . . . . . .          0     (1,903)         0          0          0
                                                        ----------  ---------  ---------  ---------  --------
Net income (loss) attributable to common
  shareholders . . . . . . . . . . . . . . . . . . . .  $  (1,617)  $(29,503)  $(19,336)  $ (9,205)  $ 16,063
                                                        ==========  =========  =========  =========  ========
Net income (loss) per share:
  Basic. . . . . . . . . . . . . . . . . . . . . . . .      (0.09)     (1.71)     (1.15)     (0.56)      1.26
Diluted. . . . . . . . . . . . . . . . . . . . . . . .      (0.09)     (1.71)     (1.15)     (0.56)      1.20
Shares used in computing net income (loss) per share:
  Basic. . . . . . . . . . . . . . . . . . . . . . . .     18,134     17,248     16,860     16,423     15,334
  Diluted. . . . . . . . . . . . . . . . . . . . . . .     18,134     17,248     16,860     16,423     16,063


                                                                      DECEMBER 31,
                                                  -------------------------------------------------
                                                      1999        1998     1997     1996     1995
                                                  -------------  -------  -------  -------  -------
                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents. . . . . . . . . . . .  $       6,739  $ 8,125  $ 8,700  $11,827  $12,630
Working capital. . . . . . . . . . . . . . . . .         14,151   15,799   30,774   39,290   50,061
Total assets . . . . . . . . . . . . . . . . . .         27,744   31,827   76,738   89,132   95,247
Long-term debt and capital lease obligations . .              0       50      971    1,260    1,034
Redeemable Series B convertible preferred stock.              0      773        0        0        0
Total shareholders' equity . . . . . . . . . . .  $      19,378  $19,953  $48,357  $68,251  $75,361

(1)     In  1998,  we  sold  the  ion  implant  equipment  product  line.

(2)     In 1996, we incurred a charge of $5.9 million relating primarily to payroll costs associated with  the  reduction  in  workforce  and  inventory and demonstration equipment write-downs.

(3)     In  1998,  we  recorded  a  restructuring  charge  related  to  the sale of the ion implant equipment  product  line  and  the  restructuring  of  the  thin  film  operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     We are a leading supplier of advanced manufacturing systems for the worldwide semiconductor industry. Semiconductor manufacturers use our leading edge thin film deposition equipment and process technology to produce integrated circuits, commonly called chips, that are incorporated into a variety of products, including personal computers, communications equipment and consumer electronics. We pioneered the development of chemical vapor deposition tungsten silicide, which is used in certain critical steps in the manufacture of integrated circuits. In addition, we are leading the commercialization of atomic layer deposition, also known as ALD technology. This technology is designed to enable a wide spectrum of thin film applications such as aluminum oxide, tungsten nitride and other advanced dielectric and conducting metal barrier materials for advanced integrated circuit manufacturing.

     We also continue to develop enabling thin film technology that addresses the scaling challenges facing the semiconductor industry relating to gate, capacitor and interconnect materials. These challenges have been labeled as "red zones" by the International Technology Roadmap for Semiconductors because there are no known solutions that allow for further reduction in feature sizes and improved performance. Our innovative thin film technology solutions are designed to enable chip manufacturers to simplify and advance their integrated circuit production processes and lower their total cost of manufacturing per chip, known as cost of ownership.

     We provide a production proven platform that is used for both the development and production of new thin films in integrated circuit manufacturing. This platform is based on common architecture and a high percentage of common parts that is designed to provide manufacturers with high reliability and low cost of ownership across a wide range of thin film deposition applications. The modular design of our system permits manufacturers to add capacity and service their manufacturing systems easily. In addition to the modular platform architecture, our systems operate on a standardized software that is designed to support a wide range of thin film deposition processes. Furthermore, our patented process chamber design incorporated into our flagship LYNX product family can be configured for chemical vapor deposition, or CVD, plasma enhanced CVD, metal organic CVD and ALD with minimal changes to the chamber design.

     Our global customer base consists of semiconductor manufacturers in the United States, Europe and Asia. Our current customers include semiconductor manufacturers such as Infineon Technologies, Micron Technology, Inc. and Samsung Electronics Company, Ltd.

     In July 1998, we sold certain assets and transferred certain liabilities related to the MeV ion implant equipment product line to Varian Associates, Inc. for approximately $24.1 million. The net assets and liabilities we transferred to Varian included inventory of $18.9 million, capital equipment and other assets of $9.7 million, and warranty and installation liabilities of $3.6 million. We no longer engage in the ion implant business and have refocused our efforts on thin film deposition. In connection with the Varian transaction and the refocusing of our business on thin film products, we significantly reduced our workforce at our Sunnyvale, California location.

     In 1998, we recorded a restructuring and other charge of approximately $12.7 million which included personnel changes of $1.7 million associated with our workforce reduction, $5.4 million in inventory write-downs, $1.1 million in leasehold improvement write-offs, $1.4 million for expenses associated with the closing of several sales offices, transaction losses as a result of the sale of the ion implant product line to Varian, $1.0 million for legal, accounting, and banking fees associated with the Varian transaction and $2.0 million for ion implant inventory related to the dispute with Varian in connection with the Varian transaction.

     In 1999, substantially all of our sales were derived from Lynx2 system shipments for the tungsten silicide process application. We shipped two new Lynx products in 1999 which accounted for 11% of total net sales in 1999. We anticipate a greater percentage of our revenue to be generated from new products in 2000 and beyond, because we believe that industry demand for these new technologies will continue to increase.

     Over the past few years, we were dependent on one customer, Samsung, for a majority of our thin film product revenue. Samsung accounted for 83.9% of our net sales in 1999 and 68.0% in 1998. There is no long-term agreement between us and Samsung. In 1999, we shipped our Lynx2 system to a new customer, Micron Technology, and in the first quarter of 2000, received a purchase order for an ALD system from Infineon Technologies, also a new customer.

     Revenue related to systems has been generally recognized upon shipment. Occasionally, revenue has been recognized on certain transactions where, prior to shipment and upon completion of customer source inspection and factory acceptance of the system, risk of loss and title to the system passes to the customer. A provision for the estimated future cost of system installation, warranty and commissions is recorded when revenue is recognized. See " Recent Accounting Pronouncements" and "Risk Factors Our quarterly financial results fluctuate significantly and may fall short of anticipated levels, which could cause our stock price to decline."

     Our business depends upon capital expenditures by semiconductor manufacturers. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for devices which use integrated circuits. The semiconductor industry suffered a significant downturn beginning in late 1997. This was a result of several factors, including the economic crisis in Asia, semiconductor industry over-capacity and reduced profitability for semiconductor manufacturers resulting from the decreasing prices of personal computers. Accordingly, many semiconductor manufacturers delayed planned new equipment purchases until 1999, which significantly impacted our 1998 sales. The overall market improved throughout 1999, and accordingly we experienced higher thin film sales in 1999 compared with 1998. The cyclical nature of the semiconductor equipment market continues to present challenges to us in terms of our ability to forecast both near and long-term sales. As such, we cannot assure you that this increase in sales represents a trend that will continue into the future.

     International net sales, predominantly to customers based in South Korea, accounted for 86.5% of total net sales in 1999, 56.7% of total net sales in 1998 and 74% of total net sales in 1997. To date, all sales have been denominated in U.S. dollars. We anticipate that international sales, and in particular from South Korea, will continue to account for a significant portion of our total net sales.

     The local currency is the functional currency for our foreign operations in South Korea and Japan. All other currency is dollar denominated. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of shareholders' equity. Foreign currency transaction gains and losses are recognized in the statement of operations.

     In order to support our business strategy, we will be required to make significant investments in research and development. In addition, we believe selling, general and administrative costs will increase as sales volumes increase. We depend on increases in sales in order to attain profitability. If our sales do not increase, our current operating expenses could prevent us from attaining profitability and harm our financial results.

RESULTS  OF  OPERATIONS

     The following table sets forth, expressed as a percentage of total net sales, certain consolidated statements of income data for the periods indicated:


                                                         YEAR ENDED DECEMBER 31,
                                                      ---------------------------
                                                         1999      1998     1997
                                                      ---------  -------  -------
Net sales                                                100.0%   100.0%   100.0%
Costs and expenses:
  Cost of goods sold . . . . . . . . . . . . . . . .      58.6     74.6     65.0
  Research and development . . . . . . . . . . . . .      18.9     27.5     14.6
  Selling, general and administrative. . . . . . . .      28.0     43.5     24.1
  Restructuring and Other. . . . . . . . . . . . . .       1.9     39.2        0
                                                      ---------  -------  -------
Loss from operations. . . . . . . . . . . . . . . .       (7.4)   (84.8)    (3.7)
Other income (expense), net. . . . . . . . . . . . .       2.3     (0.3)    (1.6)
                                                      ---------  -------  -------
Loss before provision for income taxes. . . . . . .       (5.1)   (85.1)    (5.3)
Provision for income taxes . . . . . . . . . . . . .       0.6        0     17.6
                                                      ---------  -------  -------
Net loss. . . . . . . . . . . . . . . . . . . . . .      (5.7)%  (85.1)%  (22.9)%
                                                      =========  =======  =======

YEARS  ENDED  DECEMBER  31,  1999  AND  1998

     NET SALES. Net sales in 1999 were $28.4 million compared with net sales of $32.4 million in 1998, representing a decrease of 12.6%. The decline in our net sales was primarily due to the divestiture of the ion implant product line to Varian, which contributed $21.1 million of net sales in 1998 and none in 1999, offset by increased demand for our thin film products as the semiconductor equipment industry emerged from the 1998 and 1997 recession. Our 1999 thin film product net sales of $28.4 million was an increase of over 250% from 1998 levels of thin film product sales. Export sales accounted for 86% of our net sales in 1999 compared with 56% in 1998.

     COST OF GOODS SOLD. Costs of goods sold in 1999 was $16.6 million compared with $24.2 million in 1998, representing a decrease of 31.3%. This decrease was primarily due to lower sales volume. Lower sales volumes were primarily due to the divestiture of the ion implant product line to Varian. The decrease was offset by $1.6 million of inventory and warranty reserve reversals recorded in the fourth quarter of 1998. Gross profit in 1999 was $11.7 million, representing 41.4% of net sales, compared with $8.2 million or 25.4% of net sales in 1998. Our gross profits have historically been affected by variations in average selling prices, configuration differences, changes in the mix of product sales, unit shipment levels, the level of foreign sales and competitive pricing pressures.

     RESEARCH AND DEVELOPMENT. Research and development expenses in 1999 were $5.4 million compared with $8.9 million in 1998, representing a decrease of 39.8%. As a percentage of net sales, research and development expenses were 18.9% in 1999 and 27.5% in 1998. Substantially all of the decrease in research and development expenses is attributable to expenditures in 1998 associated with the ion implant product line. Thin film research and development spending in 1999 remained relatively constant with 1998 levels. Included in research and development expense in 1999 is a credit of $360,000 from a government Small Business Innovative Research grant for ALD development. We expect research and development expenses to increase in the future.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $7.9 million in 1999 compared with $14.1 million in 1998, representing a decrease of 43.8%. As a percentage of net sales, selling, general and administrative expenses were 28.0% in 1999 and 43.5% in 1998. The $6.2 million decrease in 1999 was due primarily to the reduction in our workforce related to the divestiture of the ion implant product line to Varian in July 1998 as well as a $1.4 million write-off in 1998 relating to an ion implant receivable.

     RESTRUCTURING AND OTHER. In 1999, we recorded a charge of $543,000 for the final settlement of a dispute with Varian that arose in connection with the sale of the ion implant product line to Varian. This charge related to funds that were held in escrow for possible claims made under our change of control agreements with key ion implant employees who transferred to Varian as part of the Varian transaction. No funds were distributed from this escrow account, and the final change of control agreement expired in July 1999.

     OTHER INCOME (EXPENSE), NET. We had other income of $669,000 in 1999 compared with other expense of $86,000 in 1998. Other income in 1999 consisted of interest income and foreign currency exchange gains due to the strengthening of the Korean won against the U.S. dollar. In 1998, other expense included interest expense and foreign currency exchange losses during the first half of the year, partially offset by interest income during the second half of the year.

     PROVISION FOR INCOME TAXES. We had income taxes of $177,000 in 1999 compared with immaterial income taxes in 1998. Taxes in 1999 related to income from our South Korean subsidiary. At December 31, 1999, we had federal net operating loss carry forwards of $78.6 million and state net operating loss carry forwards of $24.7 million.

YEARS  ENDED  DECEMBER  31,  1998  AND  1997

     NET SALES. Net sales in 1998 were $32.4 million compared with net sales of $84.3 million in 1997, representing a decrease of 61.5%. The decline in our sales was primarily due to the divestiture of the ion implant product line which contributed $21.1 million of net sales in 1998 compared with $57.1 million in 1997, the continued recession in the semiconductor equipment industry and the adverse effect on our sales volumes caused by the lack of capital investment by semiconductor manufacturers due to DRAM production overcapacity.

     COST OF GOODS SOLD. Cost of goods sold in 1998 was $24.2 million compared with $55.8 million in 1997, representing a decrease of 55.8%. This decrease was primarily due to depressed sales volumes in the first half of 1998. This decrease was offset by $1.6 million of inventory and warranty reserve reversals recorded in the fourth quarter of 1998. Gross profit in 1998 was $8.2 million, representing 25.4% of net sales, compared with $29.5 million or 35.0% of net sales in 1997.

     RESEARCH AND DEVELOPMENT. Research and development expenses in 1998 were $8.9 million compared with $12.3 million in 1997, representing a decrease of 27.6%. As a percentage of net sales, research and development expenses were 27.5% in 1998 and 14.6% in 1997. This decrease in research and development expenses was primarily due to the divestiture of the ion implant product line. Thin film research and development spending of $5.4 million in 1998 remained relatively constant with 1997 levels.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $14.1 million in 1998 compared with $20.3 million in 1997, representing a decrease of 30.6%. As a percentage of net sales, selling, general and administrative expenses were 43.5% in 1998 and 24.1% in 1997. Our selling, general and administrative expenses decreased in 1998 compared with 1997 due to the divestiture of the ion implant product line and the reorganization of our business following this divestiture. Included in selling, general and administrative expenses in 1998 was a $1.4 million write-off of an ion implant receivable.

     RESTRUCTURING AND OTHER. We recorded restructuring and other charges of approximately $12.7 million in 1998 which included personnel charges of $1.7 million associated with our workforce reduction, $5.4 million in inventory write-downs, $1.1 million in leasehold improvement write-offs, $1.4 million for expenses associated with the closing of several sales offices, transaction losses as a result of the sale of the ion implant product line, $1.0 million for legal, accounting and banking fees associated with this sale and $2.0 million for ion implant inventory related to the dispute with Varian.

     OTHER INCOME (EXPENSE), NET. We had other expense of $86,000 in 1998, compared with other expense of $1.4 million in 1997. We had foreign currency exchange losses and interest expenses during the first half of 1998 which were partially offset by currency exchange gains and interest income during the second half of the year. In 1997, other expenses consisted primarily of currency exchange losses of $1.1 million in the fourth quarter due to the weakening of the Japanese yen and Korean won against the U.S. dollar.

     PROVISION FOR INCOME TAXES. In 1998, we had an immaterial tax provision. During the fourth quarter of 1997, we determined that, based upon the weight of available evidence, it is more likely than not that the net deferred tax asset at December 31, 1997 would not be realized and, therefore, provided a full valuation allowance against the net deferred tax asset resulting in a tax provision of $14.8 million for 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 1999, our cash and cash equivalents were $6.7 million, a decrease of $1.4 million from cash and cash equivalents of $8.1 million held as of December 31, 1998. At December 31, 1999, our accounts receivable was $7.6 million, a decrease of $5.4 million from accounts receivable of $13.0 million at December 31, 1998. Several systems shipped with extended payment terms in 1998 and remained in accounts receivable at December 31, 1998. Accounts receivable related to these systems were collected in 1999.

     Cash provided by operating activities totaled $4.5 million in 1999, and consisted of a decrease in accounts receivable of $5.1 million, an increase in accounts payable of $2.0 million, and depreciation and amortization of $1.8 million. Net cash provided by operating activities was also affected by the reported net loss in 1999 of $1.6 million and an increase in inventories of $1.9 million. Accounts receivable decreased due to the collection in 1999 of accounts receivable related to systems shipped with extended payment terms in 1998. Accounts payable increased due to the timing of payments during the last two weeks of December. Inventories increased because we purchased and held more inventory to increase our production options. Most of this material is expected to be consumed during the first half of 2000. Operating activities in 1998 used cash of $18.8 million, primarily due to a $27.6 million net loss, a $2.5 million increase in inventories, a $11.7 million decrease in accounts payable and accrued expenses, partially offset by a $4.8 million decrease in accounts receivable, and non-cash charges for restructuring activities and depreciation and amortization of $15.2 million.

     Financing activities of $3.7 million in 1999 included payment of the short-term borrowings of $4.0 million, offset by $322,000 received from the issuance of common stock from our Employee Stock Purchase and Incentive Stock Option Plans. Financing activities in 1998 used cash of $4.3 million, primarily due to net repayments of short-term bank borrowings.

     We incurred capital expenditures of $2.0 million during 1999. These expenditures principally related to the acquisition of machinery and equipment for our research and development and applications laboratories, expansion and upgrading of our Sunnyvale, California facility, and the addition of a new enterprise resource planning business system. We currently anticipate that additional capital expenditures will be funded through existing working capital or lease financing.

     Our primary source of funds at December 31, 1999 consisted of $6.7 million in cash and cash equivalents, and $7.6 million of accounts receivable, most of which we expect to collect or to have been collected during the first half of 2000.

     In November 1999, we entered into a $10 million revolving line of credit with Venture Bank. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line are secured by all corporate assets and bear interest at prime plus 0.25%. The line of credit expires in November 2001. The line of credit contains covenants that require us to maintain a minimum quick ratio and a maximum debt to tangible net equity ratio. In addition, the line of credit requires us to have annual profitability beginning in 2000 and a maximum quarterly loss of $1 million with no two consecutive quarterly losses. Additionally, we are prohibited from distributing dividends. We were in default of certain of the covenants and Venture Bank has granted us a waiver of the default. The amount available to borrow at December 31, 1999 was $1.5 million at a rate of 8.75%. We expect to be in default of certain of the covenants at the end of the first quarter of 2000, and Venture Bank has granted us a waiver of the default. We have no borrowings under the line of credit.

     We believe that our existing working capital, as well as the $10 million Venture Bank line of credit, will be sufficient to satisfy our cash needs for the next 12 months. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to us, which could have a material adverse affect on our business, financial condition and results of operations. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

YEAR  2000  READINESS  DISCLOSURE

     We have designed our products to be year 2000 compliant, and as a result we have not experienced significant year 2000 problems related to our products. The majority of the computer software and hardware that we use in our internal operations did not require replacement or modification as a result of the year 2000 issue. We did, however, implement a new enterprise resource planning system to address year 2000 issues. We believe that our significant vendors and service providers are year 2000 compliant and have not, to date, been made aware that any of our significant vendors or service providers have experienced year 2000 disruptions in their systems. Our estimated expenses on year 2000 issues through December 31, 1999 were approximately $800,000, of which approximately $500,000 was used to purchase and implement the enterprise resource planning system. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 problems.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), SFAS 133 established a new model for accounting for derivative instruments and hedging activities. In July 1999, the Financial Accounting Standards Boards issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" (SFAS 133). SFAS 137 deferred the effective date of SFAS 133 until the first quarter beginning after June 15, 2000. The impact of SFAS 133 on the consolidated financial statements has not yet been determined.

     In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SEC staff addresses several issues in SAB
No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. Our existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because we have, in the past, routinely met our installation obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to our present selling arrangements for the sale of semiconductor production equipment may require a change in our accounting policy for revenue recognition and the deferral of the recognition of revenue from such equipment sales until installation is complete and accepted by the customer. The effect of such a change, if any, must be recognized as a cumulative effect of a change in accounting no later than the quarter ending June 30, 2000. We believe the effects on liquidity, cash flow and financial position will not be material. At the current time, it is not possible to determine the effect this change may have on our results of operations. However, should the Company be required to record a cumulative effect of a change in accounting, it will result in a charge to results of operations. We are also considering potential changes to our standard contracts for equipment sales that could mitigate the potential impact of SAB No. 101 on a going forward basis.

RISK  FACTORS

     The risks described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by, and the trading price of our common stock could decline due to any of these risks. You should also refer to the other information included in this Annual Report on Form 10-K and the other information, our financial statements and the related notes incorporated by reference into this Annual Report on Form 10-K.

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described below and elsewhere in this Annual Report on Form 10-K.
You  should  not  place  undue  reliance  on  these  forward-looking statements.

WE HAVE EXPERIENCED LOSSES OVER THE LAST FEW YEARS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

     We have experienced losses of $1.6 million, $29.5 million, and $19.3 million for 1999, 1998 and 1997, respectively. We may not be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or achieve and maintain consistent profitability on a quarterly or annual basis. As a result, our business could be materially harmed.

SUBSTANTIALLY  ALL  OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE CUSTOMERS

     Historically, we have relied on a small number of customers for a substantial portion of our net sales. For example, Samsung Electronics Company, Ltd. and Micron Technology, Inc. accounted of 84% and 11% of our net sales in 1999 respectively. In addition, Samsung Electronics Company, Ltd., and Micron Technology, Inc. represented 92% of accounts receivable at December 31, 1999. The semiconductor manufacturing industry generally consists of a limited number of larger companies. We consequently expect that a significant portion of our future product sales will be concentrated within a limited number of customers.

     None of our customers has entered into a long-term agreement with us requiring them to purchase our products. In addition, sales to these customers may decrease in the future when they complete their current semiconductor equipment purchasing requirements. If any of our customers were to encounter financial difficulties or become unable to continue to do business with us at or near current levels, our business, results of operations and financial condition would be materially adversely affected. Customers may delay or cancel orders or may stop doing business with us for a number of reasons including:

-     customer  departures  from  historical  buying  patterns;

-     general  market  conditions;

-     economic  conditions;  or

- competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits.

OUR QUARTERLY FINANCIAL RESULTS FLUCTUATE SIGNIFICANTLY AND MAY FALL SHORT OF ANTICIPATED LEVELS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE

     Our net sales and operating results may fluctuate significantly from quarter to quarter. We derive our revenue primarily from the sale of a relatively small number of high-priced systems, many of which may be ordered and shipped during the same quarter. Our results of operations for a particular quarter could be materially adversely affected if anticipated orders, for even a small number of systems, were not received in time to enable shipment during the quarter, anticipated shipments were delayed or canceled by one or more customers or shipments were delayed due to manufacturing difficulties. At our current revenue level, each sale, or failure to make a sale, could have a material effect on us. Our lengthy sales cycle, coupled with our customers' competing capital budget considerations, make the timing of customer orders uneven and difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter. As a result, our net sales and operating results for a quarter depend on us shipping orders as scheduled during that quarter as well as obtaining new orders for systems to be shipped in that same quarter. Any delay in scheduled shipments or in shipments from new orders would materially and adversely affect our operating results for that quarter, which could cause our stock price to decline.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Prior to SAB 101, we generally recognized revenue upon shipment of a system. Applying the requirements of SAB 101 to the present selling arrangements we use for the sale of semiconductor production equipment may require a change in our accounting policy for revenue recognition and deferral of the recognition of revenue from such equipment sales until installation is complete and accepted by the customer. The effect of such a change, if any, must be recognized as a cumulative effect of a change in accounting no later than the quarter ending June 30, 2000. Although SAB 101 applies to every company within our industry, there is a risk that our stock price may be materially and adversely impacted by SAB 101 if we are required to transition from recognizing revenue at shipment, to customer acceptance of a system.

     Since it is possible that there may be a shift in revenue recognition from the time of shipment to the time of acceptance by the customer, certain revenue that we would have recognized in the first and second quarters of 2000 upon shipment of products may not be recognized until the products are accepted. We cannot assure you as to the timing of such acceptances. Any material delay in receipt of acceptances may have a material adverse effect on our results of operations.

WE ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES, AND FACE RISKS BEYOND OUR CONTROL OR INFLUENCE

     Export sales accounted for approximately 86%, 56% and 74% of our total net sales in 1999, 1998 and 1997, respectively. Net sales to our South Korean-based customer accounted for approximately 84%, 30% and 50%, respectively, of total net sales during the same periods. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to certain risks, including:

-     unexpected  changes  in  law  or  regulatory  requirements;

-     exchange  rate  volatility;

-     tariffs  and  other  barriers;

-     political  and  economic  instability;

-     difficulties  in  accounts  receivable  collection;

-     extended  payment  terms;

-     difficulties  in  managing  distributors  or  representatives;

-     difficulties  in  staffing  our  subsidiaries;

-     difficulties  in  managing  foreign  subsidiary  operations;  and

-     potentially  adverse  tax  consequences.

     Our foreign sales are primarily denominated in U.S. dollars and we do not engage in hedging transactions. As a result, our foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could effect the price of our products.

     In the past, turmoil in the Asian financial markets resulted in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. For example, prices fell dramatically in 1998 as some integrated circuit manufacturers sold DRAMs at less than cost in order to generate cash. Currency devaluations make dollar-denominated goods, such as ours, more expensive for international customers. In addition, difficult economic conditions may limit capital spending by our customers. These circumstances may also affect the ability of our customers to meet their payment obligations, resulting in the cancellations or deferrals of existing orders and the limitation of additional orders. As a result of any or all these factors, our business, financial condition and results of operations may be materially harmed.

OUR SALES REFLECT THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY, WHICH COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY AND COULD CAUSE US TO FAIL TO ACHIEVE ANTICIPATED SALES

     Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is cyclical and experiences periodic downturns both of which reduce the semiconductor industry's demand for semiconductor manufacturing capital equipment. Semiconductor industry downturns have significantly decreased our revenues, operating margins and results of operations in the past. There is a risk that our revenues and operating results will be materially harmed by any future downturn in the semiconductor industry.

OUR  FUTURE  GROWTH  IS  DEPENDENT  ON  ACCEPTANCE  OF NEW THIN FILMS AND MARKET
ACCEPTANCE  OF  OUR  SYSTEMS  RELATING  TO  THOSE  THIN  FILMS

     We believe that our future growth will depend in large part upon the acceptance of our new thin films. As a result, we expect to continue to invest in research and development in these new thin films and the systems that use these films. There can be no assurance that the market will accept our new products or that we will be able to develop and introduce new products or enhancements to our existing products and processes in a timely manner to satisfy customer needs or achieve market acceptance. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

     In addition, we must manage product transitions successfully, as introductions of new products could harm sales of existing products. We derive our revenue primarily from the sale of our tungsten silicide CVD systems. We estimate that the life cycle for these systems is three-to-five years. There is a risk that future technologies, processes or product developments may render our product offerings obsolete and we may not be able to develop and introduce new products or enhancements to our existing products in a timely manner.

WE MAY NOT BE ABLE TO CONTINUE TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE SEMICONDUCTOR INDUSTRY AGAINST COMPETITORS WITH GREATER RESOURCES

     The semiconductor manufacturing capital equipment industry is highly competitive. We face substantial competition throughout the world. We believe that to remain competitive, we will require significant financial resources in order to develop new products, offer a broader range of products, establish and maintain customer service centers and invest in research and development.

     Many of our existing and potential competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing, customer service capabilities and greater name recognition. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics.

     If our competitors enter into strategic relationships with leading semiconductor manufacturers covering thin film products similar to those sold by us, it would materially adversely our ability to sell our products to such manufacturers. In addition, to expand our sales we must often replace the systems of our competitors or sell new systems to customers of our competitors. Our competitors may develop new or enhanced competitive products that will offer price or performance features that are superior to our systems. Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their product lines. We may not be able to maintain or expand our sales if competition increases and we are not able to respond effectively.

WE MAY NOT ACHIEVE ANTICIPATED REVENUE GROWTH IF WE ARE NOT SELECTED AS VENDOR OF CHOICE FOR NEW OR EXPANDED FABRICATION FACILITIES AND IF OUR SYSTEMS AND PRODUCTS DO NOT ACHIEVE BROADER MARKET ACCEPTANCE

     Because semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor fabrication facility, these manufacturers will tend to choose semiconductor equipment manufacturers based on established relationships, product compatibility and proven financial performance.

     Once a semiconductor manufacturer selects a particular vendor's capital equipment, the manufacturer generally relies for a significant period of time upon equipment from this vendor of choice for the specific production line application. In addition, the semiconductor manufacturer frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, we may face narrow windows of opportunity to be selected as the "vendor of choice" by potential new customers. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor's product, and we may not be successful in obtaining broader acceptance of our systems and technology. If we are not able to achieve broader market acceptance of our systems and technology, we may be unable to grow our business and our operating results and financial condition will be materially adversely affected.

OUR LENGTHY SALES CYCLE INCREASES OUR COSTS AND REDUCES THE PREDICTABILITY OF OUR REVENUE

     Sales of our systems depend upon the decision of a prospective customer to increase manufacturing capacity. That decision typically involves a significant capital commitment by our customers. Accordingly, the purchase of our systems typically involves time consuming internal procedures associated with the evaluation, testing, implementation and introduction of new technologies into our customers' manufacturing facilities. For many potential customers, an evaluation as to whether new semiconductor manufacturing equipment is needed typically occurs infrequently. Following an evaluation by the customer as to whether our systems meet its qualification criteria, we have experienced in the past and expect to experience in the future delays in finalizing system sales while the customer evaluates and receives approval for the purchase or our systems and constructs a new facility or expands an existing facility.

     Due to these factors, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort. The time between our first contact with a customer and the customer placing its first order typically lasts from nine to twelve months and is often even longer. This lengthy sales cycle makes it difficult to accurately forecast future sales and may cause our quarterly and annual revenue and operating results to fluctuate significantly from period to period. If anticipated sales from a particular customer are not realized in a particular period due to this lengthy sales cycle, our operating results may be adversely affected.

WE ARE DEPENDENT ON OUR INTELLECTUAL PROPERTY AND RISK LOSS OF A VALUABLE ASSET, REDUCED MARKET SHARE AND LITIGATION EXPENSE IF WE CANNOT ADEQUATELY PROTECT IT

     Our success depends in part on our proprietary technology. There can be no assurance that we will be able to protect our technology or that competitors will not be able to develop similar technology independently. We currently have a number of United States and foreign patents and patent applications. There can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide us with competitive advantages.

     From time to time, we have received notices from third parties alleging infringement of such parties' patent rights by our products. In such cases, it is our policy to defend against the claims or negotiate licenses on commercially reasonable terms where appropriate. However, no assurance can be given that we will be able to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on our business and financial results.

WE ARE DEPENDENT UPON KEY PERSONNEL WHO ARE EMPLOYED AT WILL, WHO WOULD BE DIFFICULT TO REPLACE AND WHOSE LOSS WOULD IMPEDE OUR DEVELOPMENT AND SALES

     We are highly dependent on key personnel to manage our business, and their knowledge of business, management skills and technical expertise would be difficult to replace. Our success depends upon the efforts and abilities of Dr. William W.R. Elder, our chairman and chief executive officer, Dr. Thomas E. Seidel, our chief technology officer, and other key managerial and technical employees who would be difficult to replace. The loss of Dr. Elder or Dr. Seidel or other key employees could limit or delay our ability to develop new products and adapt existing products to our customers' evolving requirements and would also result in lost sales and diversion of management resources. None of our executive officers are bound by a written employment agreement, and the relationships with our officers are at will.

     Because of competition for additional qualified personnel, we may not be able to recruit or retain necessary personnel, which could impede development or sales of our products. Our growth depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, technical, financial, sales and marketing personnel in our industry. In particular, we must attract and retain highly skilled design and process engineers. Competition for such personnel is intense, particularly in the San Francisco Bay Area where we are based. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to develop and market our products and perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to customers, or fail to meet delivery commitments or experience deterioration in service levels or decreased customer satisfaction.

OUR FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS COULD RESULT IN SUBSTANTIAL LIABILITY TO US

     We are subject to a variety of federal, state and local laws, rules and regulations relating to the protection of health and the environment. These include laws, rules and regulations governing the use, storage, discharge, release, treatment and disposal of hazardous chemicals during and after manufacturing, research and development and sales demonstrations. If we fail to comply with present or future regulations, we could be subject to substantial liability for clean up efforts, property damage, personal injury and fines or suspension or cessation of our operations. Restrictions on our ability to expand or continue to operate our present locations could be imposed upon us or we could be required to acquire costly remediation equipment or incur other significant expenses.

WE DEPEND UPON A LIMITED NUMBER OF SUPPLIERS FOR MANY COMPONENTS AND SUBASSEMBLIES, AND SUPPLY SHORTAGES OR THE LOSS OF THESE SUPPLIERS COULD RESULT IN INCREASED COST OR DELAYS IN MANUFACTURE AND SALE OF OUR PRODUCTS

     Certain of the components and sub-assemblies included in our products are obtained from a single supplier or a limited group of suppliers. Disruption or termination of these sources could have an adverse effect on our operations. We believe that alternative sources could be obtained and qualified to supply these products, if necessary. Nevertheless, a prolonged inability to obtain certain components could have a material adverse effect on our business, financial condition and results of operations.

WE  DEPEND  UPON  SIX  DISTRIBUTORSHIPS  FOR  THE  SALE  OF OUR PRODUCTS AND ANY
DISRUPTION  IN  THESE  RELATIONSHIPS  WOULD  ADVERSELY  EFFECT  US

     We currently sell and support our thin film products through direct sales and customer support organizations in the U.S., Europe, South Korea and Japan and through six independent sales representatives and distributors in the U.S., Europe, South Korea, Taiwan, China and Malaysia. We do not have any long-term contracts with our sales representatives and distributors. Any disruption or termination of our existing distributor relationships could have an adverse effect on our business, financial condition and results of operations.

WE ARE ESTABLISHING A DIRECT SALES ORGANIZATION IN JAPAN WHICH COULD RESULT IN LOST SALES OR INCREASED RISKS TO OUR BUSINESS IN JAPAN

     As part of our original strategy for penetrating the Japanese market, we established a distribution relationship with Innotech Corp. In 1998, we shifted our strategy in Japan to a direct sales model. We have terminated our distribution relationship with Innotech and are establishing our own direct sales force in Japan. Although we intend to continue to invest significant resources in Japan, including the hiring of additional personnel to support our direct sales effort, we may not be able to maintain or increase our sales to the Japanese semiconductor industry. We may miss sales opportunities or lose competitive sales as we transition to this direct sales model, and our existing Japanese customers and potential customers may be unwilling to purchase our systems from us directly.

THE PRICE OF OUR COMMON STOCK HAS FLUCTUATED IN THE PAST AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY IN THE FUTURE, WHICH MAY LEAD TO LOSSES BY INVESTORS OR TO SECURITIES LITIGATION

     Our common stock has experienced substantial price volatility, particularly as a result of quarter-to-quarter variations in our, our competitors or our customers actual or anticipated financial results, our competitors or our customers announcements of technological innovations, revenue recognition policies, changes in earnings estimates by securities analysts and other events or factors. Also, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies, in particular, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions in the United States and the countries in which we do business, may adversely effect the market price of our common stock.

     In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company's stock price. This type of litigation, if filed against us, could result in substantial costs and divert our management's attention and resources.

YEAR 2000 COMPLICATIONS MAY DISRUPT OUR OPERATIONS BECAUSE, WHILE OUR UPGRADED INTERNAL SYSTEMS ARE OPERATIONAL AND THE COST OF UPGRADES WAS NOT MATERIAL, WE RELY ON EXTERNAL SYSTEMS THAT MAY NOT BE ADEQUATELY UPGRADED FOR YEAR 2000

     The date fields coded in many software products and computer systems need to be able to distinguish 21st century dates from 20th century dates, including leap year calculations. The failure to be able to accurately distinguish these dates is commonly known as the year 2000 problem. While we have yet to experience year 2000 problems, the computer software programs and operating systems used in our internal operations, including our financial, product development, order management and manufacturing systems, could experience errors or interruptions due to the year 2000 problem. For example, a significant failure of our computer integrated manufacturing systems, which monitor and control factory equipment, could disrupt manufacturing operations and cause a delay in completion and shipping of products. In addition, it is possible that our suppliers' and service providers' failure to adequately address the year 2000 problem could have an adverse effect on their operations, which, in turn, could have an adverse impact on us.

FORWARD-LOOKING  STATEMENTS

     Some of the information in this Annual Report on Form 10-K and in the documents that are incorporated by reference, including the risk factors, contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms and other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including the risks faced by us described above and elsewhere in this Annual Report on Form 10-K.

     We believe it is important to communicate our expectations to our shareholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could seriously harm our financial results. All of our international sales, except spare parts and service sales made by our subsidiary in South Korea, are currently denominated in U.S. dollars. All spare parts and service sales made by the South Korean subsidiary are won denominated. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products. Reduced demand for our products could materially adversely affect our business, results of operations and financial condition.

     At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents or increase any interest expense owed on the line of credit facility. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations and cash flows would not be material. Currently, we do not hedge these interest rates exposures.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Genus, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of Genus, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/  PRICEWATERHOUSECOOPERS  LLP
--------------------------------
PricewaterhouseCoopers  LLP

San  Jose,  California
February  9,  2000


                                GENUS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     DECEMBER 31,
                                                                ---------------------
                                                                   1999       1998
                                                                ----------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $   6,739   $  8,125
  Accounts receivable (net of allowance for doubtful accounts
    of $241 in 1999 and $500 in 1998). . . . . . . . . . . . .      7,629     13,008
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .      7,266      5,338
  Other current assets . . . . . . . . . . . . . . . . . . . .        883        379
                                                                ----------  ---------
    Total current assets . . . . . . . . . . . . . . . . . . .     22,517     26,850
  Property and equipment, net. . . . . . . . . . . . . . . . .      4,894      4,659
  Other assets, net. . . . . . . . . . . . . . . . . . . . . .        333        318
                                                                ----------  ---------
                                                                $  27,744   $ 31,827
                                                                ==========  =========

LIABILITIES AND REDEEMABLE PREFERRED STOCK
Current Liabilities:
  Short-term bank borrowings . . . . . . . . . . . . . . . . .  $       0   $  4,000
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .      4,146      2,193
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . .      4,168      4,794
  Current portion of capital lease obligations . . . . . . . .         52         64
                                                                ----------  ---------
    Total current liabilities. . . . . . . . . . . . . . . . .      8,366     11,051
Capital lease obligations, less current portion. . . . . . . .          0         50
                                                                ----------  ---------
    Total liabilities. . . . . . . . . . . . . . . . . . . . .      8,366     11,101
                                                                ----------  ---------
Commitments and contingencies (Note 7)
Manditorily redeemable convertible preferred stock . . . . . .          0        773
                                                                ----------  ---------

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 1,982,000 shares;
    Issued and outstanding, none . . . . . . . . . . . . . . .          0          0
Common stock, no par value:
  Authorized 50,000,000 shares;
    Issued and outstanding, 18,469,000 shares in 1999 and
    17,473,000 shares in 1998. . . . . . . . . . . . . . . . .    101,042     99,849
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . .    (79,872)   (78,255)
  Accumulated other comprehensive loss . . . . . . . . . . . .     (1,792)    (1,641)
                                                                ----------  ---------
    Total shareholders' equity . . . . . . . . . . . . . . . .     19,378     19,953
                                                                ----------  ---------
                                                                $  27,744   $ 31,827
                                                                ==========  =========

The accompanying notes are an integral part of the consolidated financial statements.


                                 GENUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                                1999        1998       1997
                                                             ----------  ---------  ---------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . .  $  28,360   $ 32,431   $ 84,286
Costs and expenses:
  Cost of goods sold. . . . . . . . . . . . . . . . . . . .     16,628     24,201     54,762
  Research and development. . . . . . . . . . . . . . . . .      5,368      8,921     12,327
  Selling, general and administrative . . . . . . . . . . .      7,930     14,115     20,326
  Restructuring and other . . . . . . . . . . . . . . . . .        543     12,707          0
                                                             ----------  ---------  ---------
    Loss from operations. . . . . . . . . . . . . . . . . .     (2,109)   (27,513)    (3,129)
Other income (expense), net . . . . . . . . . . . . . . . .        669        (86)    (1,363)
                                                             ----------  ---------  ---------
Loss before provision for income taxes. . . . . . . . . . .     (1,440)   (27,599)    (4,492)
Provision for income taxes. . . . . . . . . . . . . . . . .        177          1     14,844
                                                             ----------  ---------  ---------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .     (1,617)   (27,600)   (19,336)
Deemed dividends on preferred stock . . . . . . . . . . . .          0     (1,903)         0
                                                             ----------  ---------  ---------
Net loss attributable to common shareholders. . . . . . . .  $  (1,617)  $(29,503)  $(19,336)
                                                             ==========  =========  =========
Basic and diluted net loss per share. . . . . . . . . . . .  $   (0.09)  $  (1.71)  $  (1.15)
                                                             ==========  =========  =========
Shares used to compute basic and diluted net loss per share     18,134     17,248     16,860
                                                             ==========  =========  =========

    The accompanying notes are an integral part of the consolidated financial statements.


                                                GENUS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                                                       (IN THOUSANDS)


                                                                                                    ACCUM. OTHER
                                             PREFERRED         COMMON STOCK           ACCUMULATED  COMPREHENSIVE
                                                        --------------------------
                                               STOCK        SHARES        AMOUNT         DEFICIT        LOSS      TOTAL
                                            ----------  ------------  ------------  ---------------  --------  ---------
Balances, January 1, 1997. . . . . . . . .  $       0         16,726  $     97,915  $      (29,527)  $  (137)  $ 68,251
  Issuance of shares of common
    stock under stock option plan. . . . .          0            124           364               0         0        364
  Issuance of shares of common stock
    under employee stock purchase
    plan                                            0            273           870               0         0        870
  Net loss . . . . . . . . . . . . . . . .          0              0             0         (19,336)        0
  Translation adjustments. . . . . . . . .          0              0             0               0    (1,792)
  Comprehensive loss . . . . . . . . . . .          0              0             0               0         0    (21,128)
                                            ----------  ------------  ------------  ---------------  --------  ---------
Balances, December 31, 1997. . . . . . . .          0         17,123        99,149         (48,863)   (1,929)    48,357
  Issuance of 100 shares of Series A
    convertible preferred stock and
    warrants to purchase shares of
    common stock . . . . . . . . . . . . .      6,222              0           385          (1,792)        0      4,815
  Conversion of 2 shares of Series A
    convertible preferred stock to
    common stock . . . . . . . . . . . . .       (124)           107           124               0         0          0
  Redemption of 70 shares of Series A
    convertible preferred stock. . . . . .     (4,725)             0             0               0         0     (4,725)
  Exchange of 28 shares of Series A
    convertible preferred stock for 28
    shares of Series B manditorily
    redeemable convertible preferred
    stock. . . . . . . . . . . . . . . . .     (1,373)             0             0               0         0     (1,373)
  Issuance of shares of common stock
    under stock option plan. . . . . . . .          0              5            14               0         0         14
  Issuance of shares of common stock
    under employee stock purchase
    plan                                            0            238           177               0         0        177
  Net loss . . . . . . . . . . . . . . . .          0              0             0         (27,600)        0
  Translation adjustments. . . . . . . . .          0              0             0               0       288
  Comprehensive loss . . . . . . . . . . .          0              0             0               0         0    (27,312)
                                            ----------  ------------  ------------  ---------------  --------  ---------
Balances, December 31, 1998. . . . . . . .          0         17,473        99,849         (78,255)   (1,641)    19,953
  Conversion of 16 shares of Series B
    convertible preferred stock to
    640 shares of common stock . . . . . .          0            640           773               0         0        773
  Issuance of shares of common stock
    under stock option plan. . . . . . . .          0             50           102               0         0        102
  Issuance of shares of common stock under
    employee stock purchase plan . . . . .          0            306           220               0         0        220
  Issuance of warrants to Venture Bank to
    purchase 25 shares of common
    stock. . . . . . . . . . . . . . . . .          0              0            53               0         0         53
  Amortization of deferred stock
    compensation . . . . . . . . . . . . .          0              0            45               0         0         45
  Net loss . . . . . . . . . . . . . . . .          0              0             0          (1,617)        0
  Translation adjustments. . . . . . . . .          0              0             0               0      (151)
  Comprehensive loss . . . . . . . . . . .          0              0             0               0         0     (1,768)
                                            ----------  ------------  ------------  ---------------  --------  ---------
Balances, December 31, 1999. . . . . . . .  $       0         18,469  $    101,042  $      (79,872)  $(1,792)  $ 19,378
                                            ==========  ============  ============  ===============  ========  =========

                  The accompanying notes are an integral part of the consolidated financial statements.


                                                GENUS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                                       (IN THOUSANDS)


                                                                                   YEARS ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                                 1999          1998       1997
                                                                            --------------  ---------  ---------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (1,617)  $(27,600)  $(19,336)
  Adjustments to reconcile net loss to net cash from operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .          1,805      2,480      5,073
    Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . .           (259)     1,670      2,930
    Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0          0     14,844
    Restructuring and other. . . . . . . . . . . . . . . . . . . . . . . .            543     12,707          0
    Issuance of options and warrants to non-employees. . . . . . . . . . .             98          0          0
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .          5,095      4,781     (7,181)
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,928)    (2,461)    (2,998)
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (519)       650       (391)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .          1,953     (6,530)     3,419
      Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           (626)    (5,153)      (543)
      Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0        626        527
                                                                            --------------  ---------  ---------
      Net cash provided by (used in) operating activities. . . . . . . . .          4,545    (18,830)    (3,656)
                                                                            --------------  ---------  ---------
Cash flows from investing activities:
  Acquisition of property and equipment. . . . . . . . . . . . . . . . . .         (2,040)      (919)    (3,835)
  Sale of MeV ion implant products . . . . . . . . . . . . . . . . . . . .              0     23,151          0
                                                                            --------------  ---------  ---------
      Net cash provided by (used in) investing activities. . . . . . . . .         (2,040)    22,232     (3,835)
                                                                            --------------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock . . . . . . . . . . . . . . . . .            322        191      1,234
  Proceeds from issuance of preferred stock and warrants . . . . . . . . .              0      4,815          0
  Redemption of preferred stock. . . . . . . . . . . . . . . . . . . . . .              0     (5,325)         0
  Proceeds from short-term bank borrowings . . . . . . . . . . . . . . . .              0      4,000     50,290
  Payments of short-term bank borrowings . . . . . . . . . . . . . . . . .         (4,000)    (7,200)   (45,590)
  Payments of long-term debt and capital leases. . . . . . . . . . . . . .            (62)      (761)      (939)
                                                                            --------------  ---------  ---------
      Net cash provided by (used in) financing activities. . . . . . . . .         (3,740)    (4,280)     4,995
                                                                            --------------  ---------  ---------
Effect of exchange rate changes on cash                                              (151)       303       (631)
                                                                            --------------  ---------  ---------
Net decrease in cash and cash equivalents                                          (1,386)      (575)    (3,127)
Cash and cash equivalents, beginning of year                                        8,125      8,700     11,827
                                                                            --------------  ---------  ---------
Cash and cash equivalents, end of year                                      $       6,739   $  8,125   $  8,700
                                                                            ==============  =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                                      $           4   $    186   $    445
Cash paid for income taxes                                                              0          6         94
Non-cash investing and financing activities:
  Purchase of property and equipment under capital leases . . . . . . . .               0          0        515
  Deemed dividends on preferred stock. . . . . . . . . . . . . . . . . . .              0      1,903          0
  Conversion of Series A preferred stock to common stock . . . . . . . . .              0        124          0
  Conversion of Series B preferred stock to common stock . . . . . . . . .            773          0          0

                   The accompanying notes are an integral part of the consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Nature of Operations. Genus, Inc. (the "Company") was incorporated in California in 1982. The Company designs, manufactures and markets capital equipment and deposition processes for advanced semiconductor manufacturing. The Company's products are marketed worldwide either directly to end-users or through exclusive sales representative arrangements. In January 1996, the Company opened a subsidiary in South Korea to provide sales and service support to Korean customers. The Company's customers include semiconductor manufacturers located throughout the United States, Europe and in the Pacific Rim including Japan, South Korea and Taiwan. The following is a summary of the Company's significant accounting policies.

     Basis of Presentation. The consolidated financial statements include the accounts of Genus, Inc. and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of money market funds.

     Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate estimated fair value because of the short maturity of those financial instruments. Based on rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amounts of debt approximate estimated fair values.

     Concentration of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places cash not required for current disbursement in money market funds in the United States. The Company does not require collateral from its customers and maintains an allowance for credit losses.

     Two customers accounted for an aggregate of 92% of accounts receivable at December 31, 1999. Three customers accounted for an aggregate of 78% of accounts receivable at December 31, 1998. South Korean headquartered customers accounted for an aggregate of 71% of accounts receivable at December 31, 1999. South Korean and Japanese headquartered customers accounted for an aggregate of 61% of accounts receivable at December 31, 1998. The Company has written off bad debts of none, $2,267,000 and $2,083,000 in 1999, 1998 and 1997, respectively.

     Inventories. Inventories are stated at the lower of cost or market, using standard costs that approximate actual costs, under the first-in, first-out method.

     Long-Lived Assets. Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining lease term, whichever is less.

     Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets related to those assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the future cash flows is less than the carrying amounts of those assets, the Company recognizes an impairment loss based on the excess of the carrying amounts over the fair values of the assets.

     Revenue Recognition. Revenue related to systems is generally recognized upon shipment. Occasionally, revenue is recognized on certain transactions where, prior to shipment and upon completion of customer source inspection and factory acceptance of the system, risk of loss and title to the system passes to the customer. A provision for the estimated future cost of system installation, warranty and commissions is recorded when revenue is recognized. Service revenue is recognized when service has been completed.

     Income Taxes. The Company accounts for income taxes using a method that requires deferred tax assets to be computed annually on an asset and liability method and adjusted when new tax laws or rates are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense (benefit) is the tax payable (refundable) for the period plus or minus the change in deferred tax assets and liabilities during the period.

     Foreign Currency. The Company has foreign sales and service operations. With respect to all foreign subsidiaries excluding South Korea and Japan, the functional currency is the U.S. dollar, and transaction and translation gains and losses are included in results of operations. The functional currency of the Company's South Korean subsidiary is the won, and the functional currency of the Company's Japanese subsidiary is the yen. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are reflected as other comprehensive income.

     Net Loss Per Share. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing loss available to common shareholders, adjusted for convertible preferred dividends and after-tax interest expense on convertible debt, if any, by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

     Stock Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees." The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized in the Company's statements of operations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation."

     Comprehensive Income. In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income includes net income and foreign currency translation adjustments and is displayed in the statement of shareholders' equity.

     Recent Account Pronouncements. In June 1998, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), SFAS 133 established a new model for accounting for derivative and hedging activities. In July 1999, the Financial Accounting Standards Boards issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 133). SFAS 137 deferred the effective date of SFAS 133 until the first quarter beginning after June 15, 2000. The impact of SFAS 133 on the Company's consolidated financial statements has not yet been determined.

     In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SEC staff addresses several issues in SAB
No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company's existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to the present selling arrangements used by the Company for the sale of semiconductor production equipment may require a change in the Company's accounting policy for revenue recognition and the deferral of the recognition of revenue from such equipment sales until installation is complete and accepted by the customer. The effect of such a change, if any, must be recognized as a cumulative effect of a change in accounting no later than the Company's quarter ending June 30, 2000.

NOTE  2.  INVENTORIES

     Inventories  comprise  the  following  (in  thousands):


                                        DECEMBER 31,
                                     -----------------
                                        1999     1998
                                     ---------  ------
  Raw materials and purchased parts  $   5,439  $4,796
  Work in process . . . . . . . . .      1,055     244
  Finished goods. . . . . . . . . .        772     298
                                     ---------  ------
                                     $   7,266  $5,338
                                     =========  ======

NOTE  3.  PROPERTY  AND  EQUIPMENT

     Property and equipment are stated at cost and comprise the following (in thousands):


                                                                   DECEMBER 31,
                                                               ---------------------
                                                                  1999       1998
                                                               ----------  ---------
  Equipment (useful life is 3 years). . . . . . . . . . . . .  $   8,048   $  7,227
  Demonstration equipment (useful life ranges from 3-5 years)     14,658     14,345
  Furniture and fixtures (useful life is 3 years) . . . . . .      1,021      1,015
  Leasehold improvements (useful life ranges from 4-10 years)      3,056      3,003
                                                               ----------  ---------
                                                                  26,783     25,590
  Less accumulated depreciation and amortization. . . . . . .    (23,048)   (21,243)
                                                               ----------  ---------
                                                                   3,735      4,347
  Construction in process . . . . . . . . . . . . . . . . . .      1,159        312
                                                               ----------  ---------
                                                               $   4,894   $  4,659
                                                               ==========  =========

     Equipment includes $0 and $584,000 of assets under capital leases at December 31, 1999 and 1998, respectively. Accumulated amortization on these assets is $0 and $584,000 at December 31, 1999 and 1998, respectively.

NOTE  4.  ACCRUED  EXPENSES

     Accrued  expenses  comprise  the  following  (in  thousands):


                                              DECEMBER 31,
                                           -----------------
                                              1999     1998
                                           ---------  ------
  System installation and warranty. . . .  $     817  $  583
  Accrued commissions and incentives. . .        364     538
  Accrued compensation and related items.        872     536
  Restructuring accruals. . . . . . . . .          0   1,240
  Federal, state and foreign income taxes        622     456
  Customer deposits . . . . . . . . . . .        420       0
  Other . . . . . . . . . . . . . . . . .      1,493   1,441
                                           ---------  ------
                                           $   4,168  $4,794
                                           =========  ======

NOTE  5.  LINE  OF  CREDIT

     In November 1999, the Company entered into a $10 million revolving line of credit with Venture Bank. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line of credit are secured by all corporate assets and bear interest at prime plus 0.25%. The line of credit expires in November 2001. The line of credit contains covenants that require the Company to maintain a minimum quick ratio and a maximum debt to tangible net equity ratio. In addition, the line requires the Company to have annual profitability beginning in 2000 and a maximum quarterly loss of $1 million with no two consecutive quarterly losses. Additionally, the Company is prohibited from distributing dividends. At December 31, 1999, the Company was in default of certain of the covenants and Venture Bank has granted the Company a waiver of the default. The amount available to borrow at December 31, 1999 was $1.5 million at a rate of 8.75%. We expect to be in default of certain of the covenants at the end of the first quarter of 2000, and Venture Bank has granted us a waiver of the default.

NOTE  6.  CAPITAL  LEASE  OBLIGATIONS

     The Company's outstanding obligations under capital leases as of December 31, 1999 and 1998 were $52,000 and $114,000, respectively. These leases have terms of five years and were for test equipment for the Company's applications lab.

NOTE  7.  COMMITMENTS  AND  CONTINGENCIES

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

     At December 31, 1999, minimum lease payments required and sublease income under these operating leases are as follows (in thousands):


               LEASE PAYMENTS   SUBLEASE INCOME
              ---------------  ----------------
2000 . . . .  $           772  $            891
2001 . . . .              772               625
2002 . . . .              611               495
              ---------------  ----------------
                         2,155  $         2,011
              ================  ===============

     Rent expense was $713,000, $1,315,000 and $2,215,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Sublease rental income was $820,000, $146,000 and none for the years ended December 31, 1999, 1998 and 1997, respectively.

Legal  Proceedings

     The Company has been named as a defendant in a claim involving an automobile accident by a former employee of the Company, which resulted in the death of an individual. General, punitive, and exemplary damages are being sought by the plaintiffs. The Company believes it is not at fault in this matter, and has appointed legal council to defend the claim. While the outcome of this matter is not presently determinable, management does not believe that resolution of this matter will have a material adverse effect on the financial position or results of operations of the Company.

NOTE  8.  SHAREHOLDERS'  EQUITY

Private  Placement  of  Convertible  Preferred  Stock

     In February 1998, the Company issued an aggregate of 100,000 shares of 6% Series A Convertible Preferred Stock (the "Series A Stock") and warrants to purchase an aggregate of up to 400,000 shares of its common stock, all for an aggregate purchase price of $5,000,000 in cash. In 1998, the Company recorded deemed dividends on preferred stock of approximately $1,903,000 reflecting the beneficial conversion feature, which is the difference between the proceeds allocated to the Series A Stock and the fair value of the Series A Stock (assuming immediate conversion) upon issuance, and the accrual of the 6% dividends thereon.

     In June 1998, 2,000 shares of the Series A Stock were converted into common stock of the Company. In July 1998, the Company redeemed 70,000 shares of the outstanding Series A Stock for $4,725,000 in cash (the "Redemption"), and the remaining 28,000 shares of Series A Stock were exchanged for 28,000 shares of Redeemable Series B Convertible Preferred Stock (the "Series B Stock") by the existing holders of the Series A Stock (the "Exchange"). The Redemption and Exchange were accounted for by comparing the fair value of the Series B Stock and the $4,725,000 in cash with the carrying amount of the Series A Stock redeemed and with the fair value of the Series A Stock converted (pursuant to the original conversion terms of the Series A Stock); there was no material difference between these amounts.

     In November 1998, the Company redeemed 12,000 shares of the Series B Stock for approximately $600,000 in cash. As of December 31, 1998, there were 16,000 shares of Series B Stock outstanding, all of which were converted into 640,000 shares of common stock of the Company in February 1999.

Warrants

     In connection with the issuance of the Series A Stock, the Company issued warrants for 400,000 shares of the Company's common stock to the holders of the Series A Stock. The warrants are exercisable at any time until February 2001 for 300,000 shares of common stock at a price of $3.67 per share and for 100,000 shares at a price of $4.50 per share.

     In connection with the $10 million revolving line of credit, the Company issued to Venture Bank warrants to purchase 25,000 shares of the Company's common stock. Based on the Black-Scholes model, the fair market value of the warrants at the date of the grant was $53,000, which will be amortized to interest expense over the two-year life of the line.

Net  Loss  Per  Share

     A reconciliation of the numerator and denominator of basic and diluted loss per share is as follows (in thousands, except per share data):


                                                        YEAR ENDED DECEMBER 31,
                                                 -----------------------------------
                                                      1999         1998       1997
                                                 -------------  ---------  ---------
  Numerator-Basic and diluted:
    Net loss. . . . . . . . . . . . . . . . . .  $     (1,617)  $(27,600)  $(19,336)
    Deemed dividends on preferred stock . . . .             0     (1,903)         0
                                                 -------------  ---------  ---------
      Net loss available to common shareholders  $     (1,617)  $(29,503)  $(19,336)
                                                 =============  =========  =========
  Denominator-Basic and diluted:
    Weighted average common stock outstanding .        18,134     17,248     16,860
                                                 =============  =========  =========
  Basic net loss per share. . . . . . . . . . .  $      (0.09)  $  (1.71)  $  (1.15)
                                                 =============  =========  =========

     Stock options to purchase 2,639,219 shares of common stock were outstanding in 1999, but were not included in the computation of diluted loss per share because the Company has a net loss for 1999. Warrants for the purchase of 425,000 shares of common stock were outstanding at December 31, 1999, but were not included in the computation of diluted loss per share because the Company has a net loss for 1999.

     Stock options to purchase 2,328,190 shares of common stock were outstanding in 1998, but were not included in the computation of diluted loss per share because the Company has a net loss for 1998. A total of 16,000 shares of Series B Convertible Preferred Stock and warrants for the purchase of 400,000 shares of common stock were outstanding at December 31, 1998, but were not included in the computation of diluted loss per share because the Company has a net loss for 1998.

     Stock options to purchase 1,868,156 shares of common stock were outstanding in 1997, but were not included in the computation of diluted loss per share because the Company has a net loss for 1997.

Stock  Option  Plan

     The Company has adopted the 1991 Incentive Stock Option Plan (the "Plan") under which the Board of Directors may grant incentive and nonstatutory stock options. The Plan expires ten years after adoption and the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price. The options are exercisable at times and increments as specified by the Board of Directors, and generally vest over a three-year period and expire five years from the date of grant. At December 31, 1999, the Company had reserved 4,003,006 shares of common stock for issuance under the Plan, which included 500,000 shares added to the plan in 1999. A total of 441,638 shares remained available for future grants at December 31, 1999. At December 31, 1997, 789,670 options were exercisable at a weighted average exercise price of $6.50. At December 31, 1998, 573,484 options were exercisable at a weighted average exercise price of $3.094. At December 31, 1999, 1,128,992 options were exercisable at a weighted average exercise price of $2.34.

Employee  Stock  Purchase  Plan

     The Company has reserved a total of 2,350,000 shares of common stock for issuance under a qualified stock purchase plan, which provides substantially all Company employees with the right to acquire shares of the Company's common stock through payroll deductions. This total includes an additional 300,000 shares added to the plan in 1999. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85% of fair market value at either the beginning of each two-year offering period or the end of each six-month purchase period within the two-year offering period. At December 31, 1999, 2,168,794 shares have been issued under the plan. At December 31, 1999, shares available for purchase under this plan was 181,206.

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

Option  Repricing

     On January 28, 1998 the Board of Directors offered employees the opportunity to reprice outstanding stock options as of February 9, 1998. The repriced options, both vested and unvested, were precluded from exercise for a period of one year from the repricing date. Approximately 1,544,750 options with original exercise prices ranging from $3.88 to $8.63 were repriced at $3.03, the fair market value as of February 9, 1998.

     Activity  under  the  Plan  is  set  forth  in  the  table  below:


                                                                       WEIGHTED
                              OPTIONS                                   AVERAGE
                            OUTSTANDING                       TOTAL    EXERCISE
                             (IN 000'S)   PRICE PER SHARE   (IN 000'S)   PRICE
                            ------------  ----------------  -----------  ------
Balance, January 1, 1997 .        2,090   $ 1.75  to $8.63  $   13,751   $ 6.58
  Granted. . . . . . . . .          537    3.88  to   6.94       2,707     5.04
  Exercised. . . . . . . .         (124)   1.75  to   6.13        (364)    2.94
  Terminated . . . . . . .         (652)   2.25  to   8.63      (4,473)    6.86
                            ------------  ----------------  -----------  ------
Balance, December 31, 1997        1,851    2.25  to   8.63      11,621     6.28
  Granted. . . . . . . . .        3,764    0.88  to   3.21       8,500     2.26
  Exercised. . . . . . . .           (5)   2.87  to   2.87         (14)    2.87
  Terminated . . . . . . .       (3,309)   1.63  to   8.63     (15,600)    4.71
                            ------------  ----------------  -----------  ------
Balance, December 31, 1998        2,301    0.88  to   8.00       4,507     1.96
  Granted. . . . . . . . .          532    1.87  to   4.34       1,384     2.88
  Exercised. . . . . . . .          (50)   0.88  to   3.03        (102)    2.05
  Terminated . . . . . . .         (144)   0.88  to   4.00        (226)    1.57
                            ------------  ================  -----------  ------
Balance, December 31, 1999        2,639   $ 0.88  to $8.00  $    5,563   $ 2.11
                            ============  ================  ===========  ======

     Options outstanding and currently exercisable by exercise price under the option plan at December 31, 1999 are as follows:


                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                 -------------------------------------------------  ----------------------------
                                    WEIGHTED AVG.
   RANGE OF           NUMBER          REMAINING      WEIGHTED AVG.     NUMBER      WEIGHTED AVG.
EXERCISE PRICES    OUTSTANDING    CONTRACTUAL LIFE  EXERCISE PRICE   OUTSTANDING  EXERCISE PRICE
---------------  ---------------  ----------------  --------------  ------------  --------------
  0.88 - $1.25.        707,700              3.72      $     0.90       266,370      $     0.93
  1.31 -  1.91.        660,395              3.41            1.63       201,749            1.63
  2.03 -  3.03.        855,874              2.56            2.84       618,956            2.99
  3.09 -  4.34.        400,000              4.44            3.14        26,667            3.09
  8.00 -  8.00.         15,250              1.33            8.00        15,250            8.00
  -------------  ---------------  ----------------  --------------  ------------  ------------
  0.88 - $8.00.      2,639,219              3.36      $     2.11     1,128,992      $     2.34
  =============  ===============  ================  ==============  ============  ============

Stock  Compensation

     Pro forma information regarding net income (loss) and net income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires that the information be disclosed as if the Company had accounted for its employee stock-based compensation plans under the fair value method prescribed by SFAS 123.

     The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997:


                               1999        1998        1997
                            ----------  ----------  ----------
  Risk free interest rates      5.620%      5.335%      6.220%
  Expected life. . . . . .  3.3 years   3.3 years   3.5 years
  Expected volatility. . .     221.48%       61.4%       77.7%
  Expected dividend yield.          0%          0%          0%

     The weighted average fair value of options granted in 1999, 1998 and 1997 was $2.76, $1.60, and $2.92, respectively.

     Under the 1989 Employee Stock Purchase Plan, the Company does not recognize compensation cost related to employee purchase rights under the Stock Purchase Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1999, 1998 and 1997.


                               1999        1998        1997
                            ----------  ----------  ----------
  Risk free interest rates       4.95%      5.415%      5.630%
  Expected life. . . . . .   0.5 years   0.5 years   0.5 years
  Expected volatility. . .     221.48%       61.4%       77.7%
  Expected dividend yield.          0%          0%          0%

     The weighted average fair value of those purchase rights granted in 1999, 1998 and 1997 was $1.31, $0.48 and $1.80, respectively.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and basic and diluted net loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):


                                                    1999      1998       1997
                                                  --------  ---------  ---------
  Pro forma net loss available to common
    shareholders . . . . . . . . . . . . . . . .  $(2,781)  $(32,380)  $(21,537)
  Pro forma net loss per share-basic and diluted  $ (0.15)  $  (1.88)  $  (1.28)

     The above pro forma effects on net loss may not be representative of the effects on future results as options granted typically vest over several years and additional option grants are expected to be made in future years.

NOTE  9.  EMPLOYEE  BENEFIT  PLAN

     During 1988, the Company adopted the Genus, Inc. 401(k) Plan (the "Benefit Plan") to provide retirement and incidental benefits for eligible employees. The Benefit Plan provides for Company contributions as determined by the Board of Directors that may not exceed 6% of the annual aggregate salaries of those employees eligible for participation. In 1999, 1998 and 1997, the Company contributed $30,000, $62,000 and $92,000, respectively, in contributions to the Benefit Plan.

NOTE  10.  OTHER  INCOME  (EXPENSE),  NET

     Other  income  (expense),  net,  comprises  the  following  (in thousands):


                        YEAR ENDED DECEMBER 31,
                    -----------------------------
                        1999       1998     1997
                    -----------  ------  --------
  Interest income.  $      336   $  77   $   156
  Interest expense          (4)   (186)     (445)
  Foreign exchange         330     301    (1,107)
  Other, net . . .           7    (278)       33
                    -----------  ------  --------
                    $      669   $ (86)  $(1,363)
                    ===========  ======  ========

NOTE  11.  INCOME  TAXES

     Income tax expense for the years ended December 31, 1999, 1998 and 1997 was $177,000, $1,000, and $14,844,000, respectively.

     The components of income (loss) before income taxes were as follows (in thousands):


                                        1999      1998       1997
                                      --------  ---------  ---------
  Domestic loss before taxes . . . .  $(2,408)  $(23,629)  $(18,215)
  Foreign income (loss) before taxes      791       (771)    (1,121)
                                      --------  ---------  ---------
  Loss before taxes. . . . . . . . .  $(1,617)  $(27,600)  $(19,336)
                                      ========  =========  =========

     In 1997, the income tax expense consisted of deferred federal tax of $14,004,000 and deferred state tax of $840,000. In 1998, the income tax expense consisted of current state tax. In 1999, the income tax expense was due to current foreign taxes.

     The Company's effective tax rate for the years ended December 31, 1999, 1998 and 1997 differs from the U.S. federal statutory income tax rate as follows:


                                        1999   1998    1997
                                        -----  -----  ------
  Federal income tax at statutory rate    35%    35%     35%
  Change in valuation allowance. . . .     0      0    (372)
  Foreign income taxes . . . . . . . .   (18)     0       0
  Other. . . . . . . . . . . . . . . .     0      0       7
  Net operating loss not benefited . .   (29)   (35)      0
                                        -----  -----  ------
                                        (12)%     0%  (330)%
                                        =====  =====  ======

     The components of the net deferred tax asset comprise the following (in thousands):


                                                         1999       1998
                                                       ---------  ---------
  Deferred tax assets (liabilities):
    Net operating loss carryforwards. . . . . . . . .  $ 27,635   $ 26,079
    Tax credit carryforwards. . . . . . . . . . . . .     1,999      1,950
    Inventory, accounts receivable and other reserves     1,455      2,100
    Non-deductible accrued expenses and reserves. . .       422      1,100
    Depreciation and amortization . . . . . . . . . .     1,411      1,411
    Valuation allowance . . . . . . . . . . . . . . .   (32,923)   (32,640)
                                                       ---------  ---------
  Net deferred tax assets . . . . . . . . . . . . . .  $      0   $      0
                                                       =========  =========

     The deferred tax assets valuation allowance at December 31, 1999 and 1998 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on this absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's net deferred tax assets.

     At December 31, 1999, the Company had the following income tax carryforwards available (in thousands):


                                     TAX REPORTING   EXPIRATION DATES
                                     --------------  ----------------
  U.S. regular tax operating losses  $       78,585         2006-2019
  U.S. business tax credits . . . .  $        1,914         2003-2011
  State net operating losses. . . .  $       24,724         2000-2004

     Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and credits before utilization.

NOTE  12.  SEGMENT  INFORMATION

     Effective for 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information."
Management of the Company has identified its operating segments based on differences in products and services. The Company's operations have consisted of thin film and MeV ion implant product lines. The Company sold its MeV ion implant product line to Varian in July 1998. The Company has aggregated its two product lines for financial reporting purposes because its product lines have similar long-term economic characteristics and because the products and services, production processes, types of customers, and the methods used to distribute the products and provide the services of the product lines are similar. All reportable segment information is equal to the financial information reported in the Company's consolidated financial statements and notes thereto.

     Currently, the Company operates in one industry segment. The Company is engaged in the design, manufacture, marketing and servicing of advanced thin film deposition systems used in the semiconductor manufacturing industry.

     Net sales from thin film products and services accounted for 100%, 35% and 32% of the Company's net sales for 1999, 1998 and 1997, respectively. Net sales from MeV ion implant products and services accounted for 65% and 68% of the Company's net sales in 1998 and 1997, respectively.

Export  Sales

     For reporting purposes, export sales are determined by the location of the parent company of the Company's customer, regardless of where the delivery was made by the Company.

     Net sales by geographical region for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):


                  1999     1998     1997
                 -------  -------  -------
  United States  $ 3,830  $14,318  $21,914
  South Korea .   23,819    9,602   42,143
  Japan . . . .      216    4,566   17,700
  Rest of world      495    3,945    2,529
                 -------  -------  -------
                 $28,360  $32,431  $84,286
                 =======  =======  =======

     The Company did not hold any material long-lived assets in countries other than the United States at December 31, 1998 or 1997.

Major  Customers

     In 1999, Samsung Electronics Company, Ltd. and Micron Technology, Inc. accounted for 84% and 11% of net sales, respectively. In 1998, three customers, Samsung Electronics Company, Ltd., Advanced Micro Devices and Micron Technology, Inc., accounted for 28%, 15% and 12% of net sales, respectively. In 1998, Samsung Electronics Company, Ltd. accounted for 68% of the Company's thin film net sales and three customers, Advanced Micro Devices, Micron Technology, Inc. and Atmel Corp. accounted for 21%, 18% and 14% of the Company's ion implant net sales, respectively. In 1997, Samsung Electronics Company, Ltd. and Innotech Corporation accounted for 47% and 17% of net sales, respectively.

NOTE  13.  SALE  OF  ION  IMPLANT  PRODUCT  LINE

     In July 1998, the Company sold selected assets and transferred selected liabilities related to the MeV ion implant equipment product line to Varian Associates, Inc. for approximately $24.1 million. The net assets and liabilities transferred to Varian included inventory of $18.9 million, capital equipment and other assets of $9.7 million, and warranty and installation liabilities of $3.6 million. As a result of the Varian transaction, the Company no longer engages in the ion implant business and has refocused its efforts on thin film deposition. The Company used a portion of the net proceeds for repayment for certain outstanding indebtedness and the redemption of 70,000 shares of Series A Convertible Preferred Stock, with the remaining proceeds to be used for working capital and general corporate purposes, including investment in research and development of thin film products. In connection with the Varian transaction and the refocusing of the Company's business on thin film products, the Company significantly reduced the workforce at its Sunnyvale, California location.

NOTE  14.  RESTRUCTURING  AND  OTHER

     In 1998, the Company recorded restructuring and other charges of $12,707,000 related to the Varian transaction and the restructuring of the thin film operation. Actual costs recorded against this restructuring accrual were as follows (in thousands):


                                                                                    CLOSING        LEGAL
                                                                                  OFFICES AND    ACCOUNTING
                                            PERSONNEL   INVENTORY    LEASEHOLD    TRANSACTION   AND BANKING
                                             CHARGES    WRITEDOWNS  IMPROVEMENTS    LOSSES         FEES
                                             (CASH)     (NON-CASH)   (NON-CASH)   (NON-CASH)      (CASH)       TOTAL
                                           -----------  ----------  ------------  -----------  ------------  ---------
Restructuring and other accrual . . . . .  $    1,746   $   7,393   $     1,113   $    1,402   $     1,053   $ 12,707
Amounts incurred in 1998. . . . . . . . .      (1,446)     (7,393)       (1,113)      (1,182)         (333)   (11,467)
                                           -----------  ----------  ------------  -----------  ------------  ---------
Balance at December 31, 1998. . . . . . .         300           0             0          220           720      1,240
Amounts incurred in 1999. . . . . . . . .        (136)          0             0          (77)       (1,027)    (1,240)
(Release of reserves) additional reserves        (164)          0             0         (143)          307          0
                                           -----------  ----------  ------------  -----------  ------------  ---------
                                           $        0   $       0   $         0   $        0   $         0   $      0
                                           ===========  ==========  ============  ===========  ============  =========

     In 1999, the Company recorded an additional charge of $543,000 for the final settlement of a dispute with Varian that arose in connection with the Varian transaction. This charge related to funds that were held in escrow for possible claims made under the Company's change of control agreements with key ion implant employees who transferred to Varian as part of the Varian transaction. No funds were distributed from this escrow account, and the final change of control agreement expired in July 1999.

     There  was  no  restructuring  reserve  remaining  as of December 31, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report pursuant to Regulation 14A relating to the Registrant's 2000 Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 31, 2000, and certain information included therein is incorporated herein by reference.

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The directors and executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages at March 30, 2000, are as follows:


         NAME             AGE                          POSITION
-----------------------  ----  ------------------------------------------------------------
William W.R. Elder. . .    61  Chairman of the Board, President and Chief Executive Officer
Thomas E. Seidel, Ph.D.    64  Executive Vice President, Chief Technical Officer
Kenneth Schwanda. . . .    42  Vice President, Finance, Chief Financial Officer
Jeff Farrell. . . . . .    52  Vice President, Engineering
Robert A. Wilson. . . .    37  Vice President, Worldwide Sales
Mario M. Rosati . . . .    53  Secretary and Director
Todd S. Myhre . . . . .    54  Director
G. Frederick Forsyth. .    56  Director
George D. Wells . . . .    64  Director
Robert J. Richardson. .    54  Director

     Except as set forth below, all of the executive officers have been associated with us in their present or other capacities for more than the past five years. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among our executive officers.

     WILLIAM W.R. ELDER was a founder of Genus and is our Chairman of the Board, President and our Chief Executive Officer. From October 1996 to April 1998, Dr. Elder served only as Chairman of the Board. From April 1990 to September 1996, Dr. Elder was Chairman of the Board, President and Chief Executive Officer of the Company. From November 1981 to April 1990, Dr. Elder was President and a director of the Company.

     THOMAS E. SEIDEL has served as our Executive Vice President and Chief Technical Officer since January 1996. From July 1988 to January 1996, Dr. Seidel was associated with SEMATECH, a semiconductor-industry consortium, in various senior management positions, most recently as Chief Technologist and Director of Strategic Technology.

     KENNETH SCHWANDA has served as our Vice President of Finance and Chief Financial Officer since February 1999. Mr. Schwanda joined the Company in December 1992 and has held various financial management positions, most currently as Vice President of Finance. Mr. Schwanda began his professional career in 1979 at Harris Corporation, a global communications company, where he held accounting and finance positions.

     JEFF FARRELL has served as our Vice President of Engineering since March 1996. From August 1979 to March 1996, Mr. Farrell was employed by Advanced Micro Devices, a semiconductor manufacturer.

     ROBERT A. WILSON has served as our Vice President of Worldwide Sales since January 1999. Mr. Wilson is also a director of Genus Japan. Mr. Wilson joined the Company in January 1987 and has held several product and technical marketing positions with the Company until his transition to sales in 1992.

     MARIO M. ROSATI has served as our Secretary since May 1996 and as a director since our inception in November 1981. Mr. Rosati is also a director of Aehr Test Systems, a manufacturer of semiconductor test equipment; CATS Software Inc., a supplier of client/server software products for financial risk management; Meridian Data, Inc., a developer of compact disc-read only memory and compact disc-recordable systems and related software for both networks and personal computers; Ross Systems, Inc., a supplier of enterprise-wide business systems and related services to companies installing open systems/client server software products; and Sanmina Corporation, an electronics manufacturer of multilayered printed circuit boards, backplane assemblies, subassemblies, and printed circuit board assemblies. Mr. Rosati is a member of Wilson Sonsini
Goodrich  &  Rosati,  P.C.,  general  counsel  to  the  Company.

     TODD S. MYHRE has served as a director since January 1994. Since September 1999, he served as Interim Chief Executive Officer and a Board member for Ybrain.com, an eCommerce company focused on the college student market. From April 1998 to August 1999 and from September 1995 to January 1996, he served as President, Chief Executive Officer, and a Board member of GameTech International, an electronic gaming manufacturer. From February 1996 to February 1998, Mr. Myhre was an international business consultant. From January 1993 to August 1993, from August 1993 to December 1993 and from January 1994 to August 1995, Mr. Myhre served as Vice President and Chief Financial Officer of the Company, as Executive Vice President and Chief Operating Officer and as President and a Director of the Company.

     G. FREDERICK FORSYTH has served as a director since February 1996. Since March 1999, Mr. Forsyth has served as President, Systems Engineering and Services of Solectron Corp. From August 1997 to March 1999, Mr. Forsyth served as President, Professional Products Division of Iomega, Inc. From June 1989 to February 1997, Mr. Forsyth was associated with Apple Computer, Inc., a personal computer manufacturer, in various senior management positions, most recently as Senior Vice President and General Manager, Macintosh Product Group.

     GEORGE. D. WELLS has served as a director since March 2000. From July 1992 to October 1996, Mr. Wells served as President and Chief Executive Officer of Exar Corporation. From April 1985 to July 1992, he served as President and Chief Operating Officer of L.S.I. Logic Corporation and became Vice Chairman in March 1992. From May 1983 to April 1985, Mr. Wells was President and Chief Executive Officer of Intersil, Inc., a subsidiary of General Electric Company.

     ROBERT J. RICHARDSON has served as a director since March 2000. Since January 2000, Mr. Richardson has been a semiconductor industry consultant. From November 1997 to January 2000, Mr. Richardson served as Chairman, Chief
Executive Officer and President of Unitrode Corporation. From June 1992 to November 1997, he served in various positions at Silicon Valley Group, Inc. including President Lithography Systems, President Track Systems Division, and Corporate Vice-President New Business Development and Marketing. From October 1988 to June 1992, Mr. Richardson was President and General Manager, Santa Cruz Division at Plantronics, Inc.

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


                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE  AND  REPORTS  ON  FORM 8-K

(a)    The  following  documents  are  filed  as  a  part  of  this  Report:

1.     Financial  Statements.

       Report  of  Independent  Accountants

       Consolidated  Balance  Sheets-December  31,  1999  and  1998

       Consolidated  Statements  of  Operations-Years Ended December 31,   1999,
       1998  and  1997

       Consolidated Statements of Shareholders' Equity-Years Ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows-Years Ended December 31, 1999, 1998 and 1997

       Notes  to  Consolidated  Financial  Statements

2. Financial Statement Schedule. Financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits. The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Report.

       Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1999.


                                   GENUS, INC.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                                INDEX TO EXHIBITS

EXHIBIT
  NO.               DESCRIPTION
-------             -----------
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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 30th day of March 2000.

                                    GENUS,  INC.


                                    By:  /s/Kenneth  Schwanda
                                         -------------------------
                                            Kenneth  Schwanda
                                         Vice  President,  Finance
                                         Chief  Financial  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  NAME                                  TITLE                     DATE
-------------------------  --------------------------------  --------------
  /s/William W.R. Elder .  Chairman of the Board, President  March 30, 2000
-------------------------
  William W.R. Elder. . .  and Chief Executive Officer

  /s/Kenneth Schwanda . .  Vice President, Finance           March 30, 2000
-------------------------
  Kenneth Schwanda. . . .  Chief Financial Officer

  /s/G. Frederick Forsyth  Director                          March 30, 2000
-------------------------
  G. Frederick Forsyth

  /s/Todd S. Myhre. . . .  Director                          March 30, 2000
-------------------------
  Todd S. Myhre

  /s/Mario M. Rosati. . .  Director                          March 30, 2000
-------------------------
  Mario M. Rosati

  /s/George D. Wells. . .  Director                          March 30, 2000
-------------------------
  George D. Wells

  /s/Robert J. Richardson  Director                          March 30, 2000
-------------------------
  Robert J. Richardson


                                  EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS





     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-28394, 33-38657, 33-56192, 333-29999, 333-70815
and 333-84837) and Form S-3 (No. 333-48021) of Genus, Inc. of our report dated February 9, 2000 relating to the financial statements, which appears in this Form 10-K.


/s/  PRICEWATERHOUSECOOPERS  LLP
PricewaterhouseCoopers  LLP

San  Jose,  California
MARCH  30,  2000

[ARTICLE]     5
[CIK]     0000837913
[NAME]     GENUS, INC.
[MULTIPLIER]     1000
[CURRENCY]     USD

[PERIOD-TYPE]                           YEAR
[FISCAL-YEAR-END]                       DEC-31-1999
[PERIOD-START]                          JAN-01-1999
[PERIOD-END]                            DEC-31-1999
[EXCHANGE-RATE]                         1
[CASH]                                        6739
[SECURITIES]                                     0
[RECEIVABLES]                                 7870
[ALLOWANCES]                                  (241)
[INVENTORY]                                   7266
[CURRENT-ASSETS]                             22517
[PP&E]                                       27942
[DEPRECIATION]                              (23408)
[TOTAL-ASSETS]                               27744
[CURRENT-LIABILITIES]                         8366
[BONDS]                                          0
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[COMMON]                                    101042
[OTHER-SE]                                  (81664)
[TOTAL-LIABILITY-AND-EQUITY]                 27744
[SALES]                                      28360
[TOTAL-REVENUES]                             28360
[CGS]                                        16628
[TOTAL-COSTS]                                30469
[OTHER-EXPENSES]                                 0
[LOSS-PROVISION]                                 0
[INTEREST-EXPENSE]                               0
[INCOME-PRETAX]                              (1440)
[INCOME-TAX]                                   177
[INCOME-CONTINUING]                          (1617)
[DISCONTINUED]                                   0
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                                 (1617)
[EPS-BASIC]                                 (.09)
[EPS-DILUTED]                                 (.09)