Form 10-Q
period 2000-03-31
GENUS INC
filed 2000-05-15
CIK 837913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK  ONE)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2000  OR

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

Common  shares  outstanding  at  May  8,  2000:           18,786,307
                                                    ----------------

                         PART I.  FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS


                     GENUS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                ---------------------
                                                    2000       1999
                                                -----------  --------
Net sales. . . . . . . . . . . . . . . . . . .  $    12,277  $ 5,953
Costs and expenses:
 Cost of goods sold. . . . . . . . . . . . . .        6,812    3,604
 Research and development. . . . . . . . . . .        1,760    1,203
 Selling, general and administrative . . . . .        2,770    1,865
                                                -----------  --------
Income (loss) from operations. . . . . . . . .          935     (719)

Other income (expense), net. . . . . . . . . .          286      108
                                                -----------  --------
Income (loss) before income taxes. . . . . . .        1,221     (611)

Provision for income taxes . . . . . . . . . .          250        0
                                                -----------  --------
Net income (loss). . . . . . . . . . . . . . .  $       971  $  (611)
                                                ===========  ========

Net income (loss) per share-basic and diluted.  $      0.05  $ (0.03)
                                                ===========  ========

Shares used in per share calculation-basic . .       18,569   17,865
                                                ===========  ========
Shares used in per share calculation-diluted .       20,628   17,865
                                                ===========  ========


   The accompanying notes are an integral part of these financial statements.



                              GENUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           (IN THOUSANDS, EXCEPT SHARE DATA)


                                                   MARCH 31, 2000    DECEMBER 31, 1999
                                                  ----------------  -------------------
ASSETS
Current assets:
 Cash and cash equivalents . . . . . . . . . . .  $         8,653   $            6,739
 Accounts receivable (net allowance for doubtful
   accounts of $241 in 2000 and $241 in 1999 . .           12,878                7,629
 Inventories . . . . . . . . . . . . . . . . . .            7,628                7,266
 Other current assets. . . . . . . . . . . . . .              982                  883
                                                  ----------------  -------------------
   Total current assets. . . . . . . . . . . . .           30,141               22,517
 Property and equipment, net . . . . . . . . . .            5,249                4,894
 Other assets, net . . . . . . . . . . . . . . .              339                  333
                                                  ----------------  -------------------
   Total assets. . . . . . . . . . . . . . . . .  $        35,729   $           27,744
                                                  ================  ===================

LIABILITIES
Current liabilities:
 Short-term bank borrowings. . . . . . . . . . .  $         4,000   $                0
 Accounts payable. . . . . . . . . . . . . . . .            5,891                4,146
 Accrued expenses. . . . . . . . . . . . . . . .            4,721                4,220
                                                  ----------------  -------------------
   Total current liabilities . . . . . . . . . .           14,612                8,366
                                                  ----------------  -------------------

Contingencies (see notes)

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
 Authorized 1,982,000 shares;
   Issued and outstanding, none. . . . . . . . .                0                    0
Common stock, no par value:
 Authorized 50,000,000 shares;
   Issued and outstanding 18,770,364 shares at
   March 31, 2000 and 18,469,000 shares at
   December 31, 1999 . . . . . . . . . . . . . .          101,789              101,042
 Accumulated deficit . . . . . . . . . . . . . .          (78,901)             (79,872)
 Accumulated other comprehensive loss. . . . . .           (1,771)              (1,792)
                                                  ----------------  -------------------
   Total shareholders' equity. . . . . . . . . .           21,117               19,378
                                                  ----------------  -------------------
                                                  $        35,729   $           27,744
                                                  ================  ===================


       The accompanying notes are an integral part of these financial statements.



                               GENUS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      (IN THOUSANDS)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           ----------------------
                                                               2000        1999
                                                           ------------  --------
Cash flows from operating activities:
 Net income (loss). . . . . . . . . . . . . . . . . . . .  $       971   $  (611)
 Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
   Depreciation and amortization. . . . . . . . . . . . .          414       371
   Stock compensation . . . . . . . . . . . . . . . . . .           82         0
   Provision for doubtful accounts. . . . . . . . . . . .            0        (1)
   Changes in assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . .       (5,249)    3,538
     Inventories. . . . . . . . . . . . . . . . . . . . .         (362)      139
     Accounts payable . . . . . . . . . . . . . . . . . .        1,745       628
     Accrued expenses . . . . . . . . . . . . . . . . . .          501      (859)
     Other, net . . . . . . . . . . . . . . . . . . . . .         (105)      103
                                                           ------------  --------
     Net cash provided by (used in) operating activities.       (2,003)    3,308
                                                           ------------  --------

Cash flows from investing activities:
 Acquisition of property and equipment. . . . . . . . . .         (769)     (174)
                                                           ------------  --------
     Net cash used in investing activities. . . . . . . .         (769)     (174)
                                                           ------------  --------

Cash flows from financing activities:
 Proceeds from issuance of common stock . . . . . . . . .          665         0
 Proceeds from short-term bank borrowings . . . . . . . .        4,000         0
 Payments of short-term bank borrowings . . . . . . . . .            0    (4,000)
 Payments of long-term debt . . . . . . . . . . . . . . .            0       (21)
                                                           ------------  --------
     Net cash provided by (used in) financing activities.        4,665    (4,021)
                                                           ------------  --------

Effect of exchange rate changes on cash . . . . . . . . .           21        20
                                                           ------------  --------

Net increase (decrease) in cash and cash equivalents. . .        1,914      (867)
Cash and cash equivalents, beginning of period. . . . . .        6,739     8,125
                                                           ------------  --------
Cash and cash equivalents, end of period. . . . . . . . .  $     8,653   $ 7,258
                                                           ============  ========


        The accompanying notes are an integral part of these financial statements.


                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 (UNAUDITED)

     Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

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

     Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income
(loss) per share is computed by dividing income (loss) available to common shareholders, adjusted for convertible preferred dividends and after-tax interest expense on convertible debt, if any, by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

Net  Income  (Loss)  Per  Share

     A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ----------------------
                                                         2000        1999
                                                     ------------  --------
Numerator-basic:
 Net income (loss) available to common shareholders  $        971  $  (611)

Denominator-basic:
 Weighted average common stock outstanding. . . . .        18,569   17,865
                                                     ============  ========

Basic net income (loss) per share . . . . . . . . .  $       0.05  $ (0.03)
                                                     ============  ========


Numerator-diluted:
 Net income (loss) available to common shareholders  $        971  $  (611)

Denominator-diluted:
 Weighted average common stock outstanding. . . . .        18,569   17,865
 Effect of dilutive securities: stock options . . .         1,795        0
 Effect of dilutive securities: warrants. . . . . .           264        0
                                                     ------------  --------
                                                           20,628   17,865
                                                     ============  ========

Diluted net income (loss) per share . . . . . . . .  $       0.05  $ (0.03)
                                                     ============  ========


                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 (UNAUDITED)

     Stock options to purchase approximately 2,284,690 shares of common stock were outstanding during the three months ended March 31, 1999 but were not included in the computation of diluted loss per share because the Company had a net loss for the three months ended March 31, 1999.

    Warrants to purchase 400,000 shares of common stock were outstanding during the three months ended March 31, 1999 but were not included in the computation of diluted loss per share because the Company had a net loss for the three months ended March 31, 1999.

     Statement  of  Cash  Flow  Information  (amounts  in  thousands):


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                           2000       1999
                                                         ---------  -------
Supplemental cash flow information:
 Cash paid during the period for:
   Interest . . . . . . . . . . . . . . . . . . . . . .  $       0  $    2
   Income taxes . . . . . . . . . . . . . . . . . . . .         68       0

 Non-cash financing activities:
   Conversion of 16,000 shares of convertible preferred
     stock to 640,000 shares of common stock. . . . . .          0     773


     Line of Credit. In November 1999, the Company entered into a $10 million revolving line of credit with Venture Bank. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line of credit are secured by all corporate assets and bear interest at prime plus 0.25%. The line of credit expires in November 2001. The line of credit contains covenants that require the Company to maintain a minimum quick ratio and a maximum debt to tangible net equity ratio. In addition, the line requires the Company to have annual profitability beginning in 2000 and a maximum quarterly loss of $1 million with no two consecutive quarterly losses. Additionally, the Company is prohibited from distributing dividends. The amount available to borrow at March 31, 2000 was $4.8 million at a rate of 9.25%. The Company had outstanding borrowings of $4 million on March 31, 2000.

INVENTORIES
Inventories  comprise  the  following  (in  thousands):


                                    MARCH 31,   DECEMBER 31,
                                      2000          1999
                                   ----------  -------------
Raw materials and purchased parts  $    6,117  $       5,439
Work in process . . . . . . . . .       1,434          1,055
Finished goods. . . . . . . . . .          77            772
                                   ----------  -------------
                                   $    7,628  $       7,266
                                   ==========  =============


                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 (UNAUDITED)

ACCRUED  EXPENSES
Accrued  expenses  comprise  the  following  (in  thousands):


                                          MARCH 31,   DECEMBER 31,
                                            2000          1999
                                         ----------  -------------
System installation and warranty. . . .  $    1,048  $         817
Accrued commissions and incentives. . .         619            364
Accrued compensation and related items.         624            872
Federal, state and foreign income taxes         804            622
Customer deposits . . . . . . . . . . .          82            420
Other                                         1,544          1,125
                                         ----------  -------------
                                         $    4,721  $       4,220
                                         ==========  =============


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

     The following are the components of comprehensive income (loss) (in thousands):


                                           THREE MONTHS ENDED
                                                MARCH 31,
                                           ------------------
                                              2000      1999
                                           ----------  ------
Net income (loss) . . . . . . . . . . . .  $      971  $(611)
Foreign currency translation adjustments.          21     19
                                           ----------  ------
 Comprehensive income (loss). . . . . . .  $      992  $(592)
                                           ==========  ======


     The components of accumulated other comprehensive income, net of related tax are as follows (in thousands):


                                     MARCH 31,    DECEMBER 31,
                                       2000           1999
                                    -----------  -------------
Cumulative translation adjustments  $   (1,771)  $     (1,792)
                                    ===========  =============


                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 (UNAUDITED)

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), SFAS 133 established a new model for accounting for derivative instruments and hedging activities. In July 1999, the Financial Accounting Standards Boards issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" (SFAS 133). SFAS 137 deferred the effective date of SFAS 133 until the first quarter beginning after June 15, 2000. The impact of SFAS 133 on the consolidated financial statements has not yet been determined.

     In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SEC staff addresses several issues in SAB
No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. Our existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because we have, in the past, routinely met our installation obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to our present selling arrangements for the sale of semiconductor production equipment may require a change in our accounting policy for revenue recognition and the deferral of the recognition of revenue from such equipment sales until installation is complete and accepted by the customer. The effect of such a change, if any, must be recognized as a cumulative effect of a change in accounting no later than the quarter ending June 30, 2000. We believe the effects on liquidity, cash flow and financial position will not be material. At the current time, it is not possible to determine the effect this change may have on our results of operations. However, should the Company be required to record a cumulative effect of a change in accounting, it will result in a charge to net income (loss). We are also considering potential changes to our standard contracts for equipment sales that could mitigate the potential impact of SAB No. 101 on a going forward basis.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

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

RESULTS  OF  OPERATIONS

     NET SALES. Net sales for the quarter ended March 31, 2000 were $12.3 million compared to net sales of $6.0 million for the corresponding period in 1999, and represented the highest sales volume since the fourth quarter of 1997, when Genus was a two-product line company. Shipments included an ALD system to a new customer, Infineon Technologies AG, and tungsten silicide systems to Samsung Electronics, Ltd. Samsung continued a program to upgrade their entire installed base of Lynx2 systems in Korea to the current generation high productivity process chamber.

     COST OF GOODS SOLD. Cost of goods sold for the quarter ended March 31, 2000 was $6.8 million, compared with $3.6 million for the same period in 1999. Gross profit for the quarter ended March 31, 2000 was $5.5 million, representing 44.5% of net sales, compared with $2.3 million or 39.4% of net sales for the corresponding period in 1999. The increase in gross margin percent was primarily due to the higher production volume, which resulted in improved absorption of fixed operations and service overhead costs. Our gross profits have historically been affected by variations in average selling prices, configuration differences, changes in the mix of product sales, unit shipment levels, the level of foreign sales and competitive pricing pressures.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended March 31, 2000 were $1.8 million, representing 14.3% of net sales, compared with $1.2 million or 20.2% of net sales for the same period in 1999. We have gradually increased research and development spending over the past year to support the programs required to design and deliver new technology products to the marketplace. A primary area of focus is the development of new ALD films for advanced dielectric and barrier applications, as the industry migrates towards smaller geometries and thinner films. We expect our research and development spending levels to increase throughout 2000.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $2.8 million for the first quarter of 2000, or 22.5% of net sales, compared with $1.9 million for the corresponding period of 1999, or 31.3% of net sales. This was primarily attributed to higher sales expenses due to increased sales activity and costs accrued for the company's profit sharing and management bonus plan. We expect expenses to remain at these levels going forward.

     OTHER INCOME (EXPENSE), NET. Other income for the first quarter of 2000 was $286,000, compared to $108,000 for the same period in 1999. Other income consists mainly of interest income and foreign currency exchange gains due to the strengthening of the Korean won against the U.S. dollar.

     PROVISION FOR INCOME TAXES. We had income taxes of $250,000 for the first quarter of 2000, compared to none in the corresponding period of 1999. Taxes were related to income from our South Korean subsidiary.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2000, our cash and cash equivalents were $8.7 million, an increase of $1.9 million from cash and cash equivalents of $6.7 million held as of December 31, 1999. At March 31, 2000, our accounts receivable was $12.9 million, an increase of $5.3 million from accounts receivable of $7.6 million at December 31, 1999. Most of the revenue recorded in the first quarter was shipped in March, and remained in accounts receivable at quarter end.

     Cash used in operating activities totaled $2.0 million for the quarter ended March 31, 2000, and consisted of increases in accounts receivable of $5.2 million and inventory of $362,000, and was partially offset by an increase in accounts payable of $1.7 million, net income of $971,000 and depreciation and amortization of $414,000. Accounts receivable increased due to a majority of the shipments taking place late in the quarter, and were not due to be paid until the following quarter. The accounts payable increase was primarily due to increased levels of inventory purchasing activity to support first and second quarter production requirements. Inventories increased due to the early timing of shipments during the second quarter of 2000, requiring us to have most of the material in stock by the end of March. Operating activities provided cash of $3.3 million for the quarter ending March 31, 1999, primarily due to a $3.5 million decrease in accounts receivable, an increase in accounts payable of $628,000, and depreciation and amortization of $371,000. Partially offsetting this was a decrease in accrued expenses of $859,000, and a net loss of $611,000.

     Financing activities provided cash of $4.7 million for the quarter ended March 31, 2000, and included the short-term borrowing of $4.0 million, and $665,000 received from the issuance of common stock from our Incentive Stock Option Plan. Financing activities used cash of $4.0 million for the quarter ending March 31, 1999 for the repayment of our short-term bank borrowings.

     We incurred capital expenditures of $769,000 for the quarter ended March 31, 2000. These expenditures principally related to the acquisition and upgrading of machinery and equipment for our research and development and applications laboratories, and personal computer related equipment. We currently anticipate that additional capital expenditures will be funded through existing working capital or lease financing.

     Our primary source of funds at March 31, 2000 consisted of $8.7 million in cash and cash equivalents, and $12.9 million of accounts receivable, most of which we expect to collect during the second quarter of 2000.

     In November 1999, we entered into a $10 million revolving line of credit with Venture Bank. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line are secured by all corporate assets and bear interest at prime plus 0.25%. The line of credit expires in November 2001. The line of credit contains covenants that require us to maintain a minimum quick ratio and a maximum debt to tangible net equity ratio. In addition, the line of credit requires us to have annual profitability beginning in 2000 and a maximum quarterly loss of $1 million with no two consecutive quarterly losses. Additionally, we are prohibited from distributing dividends. The amount available to borrow at March 31, 2000 was $4.8 million at a rate of 9.25%, and we had outstanding borrowings of $4.0 million.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), SFAS 133 established a new model for accounting for derivative instruments and hedging activities. In July 1999, the Financial Accounting Standards Boards issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" (SFAS 133). SFAS 137 deferred the effective date of SFAS 133 until the first quarter beginning after June 15, 2000. The impact of SFAS 133 on the consolidated financial statements has not yet been determined.

     In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SEC staff addresses several issues in SAB
No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. Our existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because we have, in the past, routinely met our installation obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to our present selling arrangements for the sale of semiconductor production equipment may require a change in our accounting policy for revenue recognition and the deferral of the recognition of revenue from such equipment sales until installation is complete and accepted by the customer. The effect of such a change, if any, must be recognized as a cumulative effect of a change in accounting no later than the quarter ending June 30, 2000. We believe the effects on liquidity, cash flow and financial position will not be material. At the current time, it is not possible to determine the effect this change may have on our results of operations. However, should the Company be required to record a cumulative effect of a change in accounting, it will result in a charge to net income (loss). We are also considering potential changes to our standard contracts for equipment sales that could mitigate the potential impact of SAB No. 101 on a going forward basis.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

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

WE HAVE EXPERIENCED LOSSES OVER THE LAST FEW YEARS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

     We have experienced losses of $1.6 million, $29.5 million, and $19.3 million for 1999, 1998 and 1997, respectively. While we recorded a profit of $971,000 during the quarter ending March 31, 2000, we may not be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or achieve and maintain consistent profitability on a quarterly or annual basis. As a result, our business could be materially harmed.

SUBSTANTIALLY  ALL  OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE CUSTOMERS

     Historically, we have relied on a small number of customers for a substantial portion of our net sales. For example, Samsung Electronics Company, Ltd. and Micron Technology, Inc. accounted of 84% and 11% of our net sales in 1999 respectively. During the first quarter of 2000, Samsung Electronics Company, Ltd. and Infineon Technologies AG. accounted for 76% and 22% of our net sales. In addition, Samsung Electronics Company, Ltd., and Micron Technology, Inc. represented 92% of accounts receivable at December 31, 1999. Samsung Electronics Company, Ltd. and Infineon Technologies AG accounted for 92% of accounts receivable at March 31, 2000. The semiconductor manufacturing industry generally consists of a limited number of larger companies. We consequently expect that a significant portion of our future product sales will be concentrated within a limited number of customers.

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

WE ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES, AND FACE RISKS BEYOND OUR CONTROL OR INFLUENCE

     Export sales accounted for approximately 86%, 56% and 74% of our total net sales in 1999, 1998 and 1997, respectively, and accounted for 98% of our total net sales during the quarter ended March 31, 2000. Net sales to our South Korean-based customer accounted for approximately 84%, 30% and 50% of total net sales, respectively, during the same year-end periods, and accounted for 76% of our total net sales during the quarter ended March 31, 2000. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to certain risks, including:

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

-     difficulties  in  managing  foreign  subsidiary  operations;  and

-     potentially  adverse  tax  consequences.

     Our foreign sales are primarily denominated in U.S. dollars and we do not engage in hedging transactions. As a result, our foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could affect the price of our products.

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

     If our competitors enter into strategic relationships with leading semiconductor manufacturers covering thin film products similar to those sold by us, it would materially adversely affect our ability to sell our products to such manufacturers. In addition, to expand our sales we must often replace the systems of our competitors or sell new systems to customers of our competitors. Our competitors may develop new or enhanced competitive products that will offer price or performance features that are superior to our systems. Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their product lines. We may not be able to maintain or expand our sales if competition increases and we are not able to respond effectively.

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

OUR LENGTHY SALES CYCLE INCREASES OUR COSTS AND REDUCES THE PREDICTABILITY OF OUR REVENUE

     Sales of our systems depend upon the decision of a prospective customer to increase manufacturing capacity. That decision typically involves a significant capital commitment by our customers. Accordingly, the purchase of our systems typically involves time-consuming internal procedures associated with the evaluation, testing, implementation and introduction of new technologies into our customers' manufacturing facilities. For many potential customers, an evaluation as to whether new semiconductor manufacturing equipment is needed typically occurs infrequently. Following an evaluation by the customer as to whether our systems meet its qualification criteria, we have experienced in the past and expect to experience in the future delays in finalizing system sales while the customer evaluates and receives approval for the purchase of our systems and constructs a new facility or expands an existing facility.

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

WE  DEPEND  UPON  SIX  DISTRIBUTORSHIPS  FOR  THE  SALE  OF OUR PRODUCTS AND ANY
DISRUPTION  IN  THESE  RELATIONSHIPS  WOULD  ADVERSELY  AFFECT  US

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

FORWARD-LOOKING  STATEMENTS

     Some of the information in this Quarterly Report on Form 10-Q and in the documents that are incorporated by reference, including the risk factors, contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms and other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including the risks faced by us described above and elsewhere in this Quarterly Report on Form 10-Q.

     We believe it is important to communicate our expectations to our shareholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

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

(b)     Report  on  Form  8-K

The Company was not required to file a Form 8-K during the first quarter of 2000.

                                   GENUS, INC.
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  May  12,  2000                GENUS,  INC.




                                         /s/  William  W.R.  Elder
                                     ----------------------------------
                                      William  W.R.  Elder,  President,
                                 Chief  Executive  Officer  and  Chairman




                                        /s/  Kenneth  Schwanda
                                     ----------------------------------
                                             Kenneth  Schwanda
                                        Chief  Financial  Officer
                                  (Principal  Financial  and  Principal
                                           Accounting  Officer)


          GENUS, INC.
       INDEX TO EXHIBITS


EXHIBIT NO.       DESCRIPTION
-----------       -----------
   27.1           Financial Data Schedule
