Form 10-Q
period 2000-06-30
GENUS INC
filed 2000-08-14
CIK 837913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK  ONE)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934 FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2000  OR

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

Common  shares  outstanding  at  August  10,  2000:           19,060,848
                                                        ----------------

PART  I.  FINANCIAL  INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                            GENUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED   IX MONTHS ENDED
                                                   JUNE 30,          JUNE 30,
                                                   --------          --------
                                                 2000     1999     2000      1999
                                               --------  -------  -------  --------
Net sales . . . . . . . . . . . . . . . . . .  $12,356   $ 7,966  $24,633  $13,918
Costs and expenses:
 Cost of goods sold . . . . . . . . . . . . .    6,906     4,495   13,718    8,099
 Research and development . . . . . . . . . .    1,968     1,341    3,728    2,544
 Selling, general and administrative. . . . .    2,423     2,017    5,193    3,882
                                               --------  -------  -------  --------
Income (loss) from operations . . . . . . . .    1,059       113    1,994     (607)

Other income (expense), net . . . . . . . . .       (4)       66      282      175
                                               --------  -------  -------  --------
Income (loss) before income taxes . . . . . .    1,055       179    2,276     (432)

Provision for income taxes. . . . . . . . . .      100         0      350        0
                                               --------  -------  -------  --------
Net income (loss) . . . . . . . . . . . . . .  $   955   $   179  $ 1,926  $  (432)
                                               ========  =======  =======  ========

Net income (loss) per share - basic . . . . .  $  0.05   $  0.01  $  0.10  $ (0.02)
                                               ========  =======  =======  ========

Net income (loss) per share - diluted . . . .  $  0.05   $  0.01  $  0.09  $ (0.02)
                                               ========  =======  =======  ========

Shares used in per share calculation-basic. .   18,839    18,117   18,704   17,991
                                               ========  =======  =======  ========
Shares used in per share calculation-diluted.   20,579    18,624   20,604   17,991
                                               ========  =======  =======  ========


     The accompanying notes are an integral part of these financial statements.


GENUS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
(IN  THOUSANDS,  EXCEPT  SHARE  DATA)


                                                      JUNE 30, 2000    DECEMBER 31, 1999
ASSETS
Current assets:
 Cash and cash equivalents. . . . . . . . . . . .  $       10,359   $            6,739
 Accounts receivable (net allowance for doubtful
   accounts of $241 in 2000 and $241 in 1999. . .           6,377                7,629
 Inventories. . . . . . . . . . . . . . . . . . .           9,255                7,266
 Other current assets . . . . . . . . . . . . . .           1,179                  883
                                                   ---------------  -------------------
   Total current assets . . . . . . . . . . . . .          27,170               22,517
 Property and equipment, net. . . . . . . . . . .           6,938                4,894
 Other assets, net. . . . . . . . . . . . . . . .             358                  333
                                                   ---------------  -------------------
   Total assets . . . . . . . . . . . . . . . . .  $       34,466   $           27,744
                                                   ===============  ===================

LIABILITIES
Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . .  $        7,475   $            4,146
 Accrued expenses . . . . . . . . . . . . . . . .           4,335                4,220
   Total current liabilities. . . . . . . . . . .          11,810                8,366
                                                   ---------------  -------------------

Contingencies (see notes)

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
 Authorized 1,982,000 shares;
   Issued and outstanding, none . . . . . . . . .               0                    0
Common stock, no par value:
 Authorized 50,000,000 shares;
   Issued and outstanding 19,053,513 shares at
   June 30, 2000 and 18,469,000 shares at
   December 31, 1999. . . . . . . . . . . . . . .         102,374              101,042
 Accumulated deficit. . . . . . . . . . . . . . .         (77,946)             (79,872)
 Accumulated other comprehensive loss . . . . . .          (1,772)              (1,792)
                                                   ---------------  -------------------
   Total shareholders' equity . . . . . . . . . .          22,656               19,378
                                                   ---------------  -------------------
                                                   $       34,466   $           27,744
                                                   ===============  ===================



       The accompanying notes are an integral part of these financial statements.




GENUS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
(IN  THOUSANDS)


                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                               ------------------
                                                                        2000      1999
                                                                    ---------  --------

Cash flows from operating activities:
 Net income (loss). . . . . . . . . . . . . . . . . . . .  $           1,926   $  (432)
 Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
   Depreciation and amortization. . . . . . . . . . . . .                756       831
   Stock compensation . . . . . . . . . . . . . . . . . .                275         0
   Changes in assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . .              1,252     3,068
     Inventories. . . . . . . . . . . . . . . . . . . . .             (1,989)      976
     Other assets . . . . . . . . . . . . . . . . . . . .               (321)      (19)
     Accounts payable . . . . . . . . . . . . . . . . . .              3,329       344
     Accrued expenses . . . . . . . . . . . . . . . . . .                115     (1050)
     Net cash provided by (used in) operating activities.              5,343     3,718
                                                                    --------  --------

Cash flows from investing activities:
 Acquisition of property and equipment. . . . . . . . . .             (2,800)     (515)
                                                                     --------  --------
     Net cash used in investing activities. . . . . . . .             (2,800)     (515)
                                                                     --------  --------

Cash flows from financing activities:
 Proceeds from issuance of common stock . . . . . . . . .                993       108
 Proceeds from short-term bank borrowings . . . . . . . .              4,000         0
 Payments of short-term bank borrowings . . . . . . . . .             (4,000)   (4,000)
 Other. . . . . . . . . . . . . . . . . . . . . . . . . .                 64         0
                                                                     --------  --------
     Net cash provided by (used in) financing activities.              1,057    (3,892)
                                                                     --------  --------

Effect of exchange rate changes on cash . . . . . . . . .                 20       (39)
                                                                     --------  --------

Net increase (decrease) in cash and cash equivalents. . .              3,620      (728)
Cash and cash equivalents, beginning of period. . . . . .              6,739     8,125
                                                                     --------  --------
Cash and cash equivalents, end of period. . . . . . . . .  $          10,359   $ 7,397
                                                                     ========  ========



       The accompanying notes are an integral part of these financial statements.


                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 (UNAUDITED)

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

Net  Income  (Loss)  Per  Share

     A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):



                                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                                          JUNE 30,            JUNE 30,
                                                     -------------------  ----------------
                                                      2000       1999     2000     1999
                                                     -------------------  -------  -------
Numerator-basic:

 Net income (loss) available to common shareholders  $    955  $   179  $ 1,926  $  (432)

Denominator-basic:
 Weighted average common stock outstanding. . . . .    18,839    18,117   18,704   17,991
                                                     ========  ========  =======  ========

Basic net income (loss) per share . . . . . . . . .  $   0.05  $   0.01  $  0.10  $ (0.02)
                                                     ========  ========  =======  ========

Numerator-diluted:

 Net income (loss) available to common shareholders  $    955  $    179  $ 1,926  $  (432)

Denominator-diluted:

 Weighted average common stock outstanding. . . . .    18,839    18,117   18,704   17,991
 Effect of dilutive securities: stock options . . .     1,548       507    1,672        0
 Effect of dilutive securities: warrants. . . . . .       192         0      228        0
                                                     --------  --------  -------  --------
                                                       20,579    18,624   20,604   17,991
                                                     ========  ========  =======  ========

Diluted net income (loss) per share . . . . . . . .  $   0.05  $   0.01  $  0.09  $ (0.02)



                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 (UNAUDITED)

     Anti-dilutive stock options to purchase approximately 446,821 shares of common stock were excluded from the computation of diluted net income per share for the six months ended June 30, 2000, because the exercise price of the options exceeded the average fair market value of the stock for the six months ended June 30, 2000.

     Stock options to purchase approximately 2,284,690 shares of common stock were outstanding during the three months ended June 30, 1999 but were not included in the computation of diluted loss per share because the Company had a net loss for the three months ended June 30, 1999.

    Warrants to purchase 400,000 shares of common stock were outstanding during the three months ended June 30, 1999 but were not included in the computation of diluted loss per share because the Company had a net loss for the six months ended June 30, 1999.


     Statement  of  Cash  Flow  Information  (amounts  in  thousands):

                                   SIX MONTHS ENDED
                                       JUNE 30,
                                       --------
                                     2000   1999
                                     -----  -----
Supplemental cash flow information:
 Cash paid during the period for:
   Interest . . . . . . . . . . . .  $  64  $   2
   Income taxes . . . . . . . . . .    152      0




     Line of Credit. In November 1999, the Company entered into a $10 million revolving line of credit with Venture Bank. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line of credit are secured by all corporate assets and bear interest at prime plus 0.25%. The line of credit expires in November 2001. The line of credit contains covenants that require the Company to maintain a minimum quick ratio and a maximum debt to tangible net equity ratio. In addition, the line requires the Company to have annual profitability beginning in 2000 and a maximum quarterly loss of $1 million with no two consecutive quarterly losses. Additionally, the Company is prohibited from distributing dividends. The amount available to borrow at June 30, 2000 was $3.3 million at a rate of 9.75%. There is no current outstanding balance against this line of credit.


INVENTORIES
Inventories  comprise  the  following  (in  thousands):

                                 JUNE 30, DECEMBER 31,
                                    2000    1999
                                   ------  ------
Raw materials and purchased parts  $7,486  $5,439
Work in process . . . . . . . . .   1,692   1,055
Finished goods. . . . . . . . . .      77     772
                                   ------  ------
                                   $9,255  $7,266
                                   ======  ======





                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 (UNAUDITED)


ACCRUED  EXPENSES
Accrued  expenses  comprise  the  following  (in  thousands):

                                       JUNE 30,  DECEMBER 31,
                                          2000    1999
                                         ------  ------
System installation and warranty. . . .  $1,155  $  817
Accrued commissions and incentives. . .     449     364
Accrued compensation and related items.     536     872
Federal, state and foreign income taxes     863     622
Customer deposits . . . . . . . . . . .       0     420
Other . . . . . . . . . . . . . . . . .   1,332   1,125
                                         ------  ------
                                         $4,335  $4,220
                                         ======  ======




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

     The following are the components of comprehensive income (loss) (in thousands):


                                      THREE MONTHS ENDED  SIX MONTHS ENDED
                                             JUNE 30,          JUNE 30,
                                            --------          --------
                                            2000    1999    2000    1999
                                           ------  ------  ------  ------
Net income (loss) . . . . . . . . . . . .  $ 955   $ 179   $1,926  $(432)
Foreign currency translation adjustments.     (1)    (58)      20    (39)
                                           ------  ------  ------  ------
 Comprehensive income (loss). . . . . . .  $ 954   $ 121   $1,946  $(471)
                                           ======  ======  ======  ======




     The components of accumulated other comprehensive income, are as follows (in thousands):


                                   JUNE 30,   DECEMBER 31,

                                      2000      1999
                                    --------  --------
Cumulative translation adjustments  $(1,772)  $(1,792)
                                    ========  ========



                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 (UNAUDITED)

STOCK  OPTION  PLAN

     In May 2000, the Company adopted the 2000 Stock Option Plan which replaced the 1991 Incentive Stock Option Plan and resulted in an overall increase of 800,000 shares available for issuance to 4,803,006.

EMPLOYEE  STOCK  PURCHASE  PLAN

     In May 2000, the Company amended its employee stock purchase plan to increase the number of shares of common stock reserved for issuance thereunder by 300,000 shares from 2,350,000 to 2,650,000.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), SFAS 133 established a new model for accounting for derivative instruments and hedging activities. In July 1999, the Financial Accounting Standards Boards issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 deferred the effective date of SFAS 133 until the first quarter beginning after June 15, 2000. The impact of SFAS 133 on the consolidated financial statements has not yet been determined.

     In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SEC staff addresses several issues in SAB
No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. Our existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because we have, in the past, routinely met our installation obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to our present selling arrangements for the sale of semiconductor production equipment may require a change in our accounting policy for revenue recognition and the deferral of the recognition of revenue from such equipment sales until installation is complete and accepted by the customer. The effect of such a change, if any, must be recognized as a cumulative effect of a change in accounting no later than the quarter ending December 31, 2000. We believe the effects on liquidity, cash flow and financial position will not be material. At the current time, it is not possible to determine the effect this change may have on our results of operations. However, should the Company be required to record a cumulative effect of a change in accounting, it will result in a charge to net income (loss). We are also considering potential changes to our standard contracts for equipment sales that could mitigate the potential impact of SAB No. 101 on a going forward basis.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions prior to July 1, 2000 did not have a material effect. The Company does not expect adoption of the remaining provisions to have a material effect on the financial position or results of operations.

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

RESULTS  OF  OPERATIONS

     NET SALES. Net sales for the three and six months ending June 30, 2000 were $12.4 million and $24.6 million, representing an increase of 55% and 77% over the net sales of $8 million and $13.9 million for the corresponding periods in 1999. System shipments in the second quarter consisted of our mainstream tungsten silicide products to Samsung Electronics, Ltd. in Korea. Year to date shipments included an ALD system to a new customer, Infineon Technologies AG, and tungsten silicide systems to Samsung Electronics, Ltd. Additionally, Samsung completed a program to upgrade their entire installed base of Lynx2 systems in Korea to the current generation high productivity process chamber. The increase in sales levels in 2000 over 1999 reflects an overall strengthening in the semiconductor equipment market

     COST OF GOODS SOLD. Cost of goods sold for the three and six months ending June 30, 2000 was $6.9 million and $13.7 million, compared to $4.5 million and $8.1 million for the same periods in 1999. Gross profit as a percentage of net sales for the three and six months ending June 30, 2000 was 44.1% and 44.3%, compared with 43.5% and 41.8% in 1999. Gross margin percentage remained relatively flat despite higher sales volumes due to increases in operations and service overhead costs, as we increase our infrastructure to support the worldwide sales growth we have experienced over the past 12 months. Our gross profits have historically been affected by variations in average selling prices, configuration differences, changes in the mix of product sales, unit shipment levels, the level of foreign sales and competitive pricing pressures.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ending June 30, 2000 were $2.0 million, representing 16% of net sales, compared with $1.3 million or 17% of net sales for the same period in 1999. R&D spending for the first six months of 2000 was $3.7 million, or 15% of sales, compared with $2.5 million, or 18% in 1999. These increases are primarily related to investment in our Atomic Layer Deposition technology programs, specifically the development of new films to address advanced dielectric and barrier applications for sub .15 micron applications. We are also working with customers on applications for ALD other than in semiconductors, such as magnetic disk drives and telecommunications. We expect our research and development spending levels to continue to increase throughout 2000.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $2.4 million for the second quarter of 2000, compared with $2.0 million for the second quarter of 1999. Year to date SG&A expenses were $5.2 million, compared to $3.9 million during the first half of 1999. Although actual spending increased in 2000, there was a decrease as a percentage of sales in both the three and six month periods of 2000 over the corresponding 1999 periods. Higher spending in 2000 is primarily due to the increase in business levels over the past 12 months, and include higher sales commissions, profit sharing accruals, travel costs, and additional resources to sales, marketing, and information technology.

     OTHER INCOME (EXPENSE), NET. Other expenses for the second quarter of 2000 were $4,000, compared to other income of $66,000 for the same period in 1999. Interest expense associated with the short term borrowing offset interest income received during the quarter. Year to date other income was $282,000, compared to $175,000 in 1999, due primarily to interest income received during the first quarter of 2000 from Samsung. The remainder of other income consists of interest income from short term interest bearing deposits and foreign currency exchange gains due to the strengthening of the Korean won against the U.S. dollar.

     PROVISION FOR INCOME TAXES. Income taxes for the three and six month periods ending June 30, 2000 were $100,000 and $350,000, compared to none in the same 1999 periods. Income taxes are related to the profit generated from our South Korean subsidiary.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2000, our cash and cash equivalents were $10.4 million, an increase of $3.6 million from cash and cash equivalents of $6.7 million held as of December 31, 1999. During the second quarter of 2000, we collected a total of $19 million, including the amount due on six systems. Three of these systems shipped early in the second quarter of 2000, and were collected prior to the end of June.

     Cash provided by operating activities totaled $5.3 million for the six months ending June 30, 2000, and consisted of net income of $1.9 million and increases in accounts payable of $3.3 million, accounts receivable of $1.3 million, depreciation and amortization of $756,000, stock compensation of $275,000, and accrued expenses of $115,000. Partially offsetting this was increases in inventory of $2.0 million and other current assets of $321,000. The accounts payable increase was primarily due to increased levels of inventory purchasing activity to support production requirements in the second and third quarter, and the acquisition of capital equipment for use in our applications and R&D labs. Inventories increased due to the early timing of shipments during the third quarter of 2000, requiring material to be in stock and on the production floor in June.

     Financing activities provided cash of $1.1 million for the six months ending June 30, 2000, from the issuance of common stock from our incentive stock option plan and our employee stock purchase plan.

     We made capital expenditures of $2.8 million for the six months ending June 30, 2000. These expenditures principally related to the acquisition and upgrading of machinery and equipment for our research and development and applications laboratories, and personal computer related equipment. We anticipate spending an additional $3 million in capital expenditures during the remainder of 2000. We currently anticipate that additional capital expenditures will be funded through existing working capital or lease financing.

     Our primary source of funds at June 30, 2000 consisted of $10.4 million in cash and cash equivalents, and $6.4 million of accounts receivable, most of which we expect to collect during the third quarter of 2000.

     In November 1999, we entered into a $10 million revolving line of credit with Venture Bank. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line are secured by all corporate assets and bear interest at prime plus 0.25%. The line of credit expires in November 2001. The line of credit contains covenants that require us to maintain a minimum quick ratio and a maximum debt to tangible net equity ratio. In addition, the line of credit requires us to have annual profitability beginning in 2000 and a maximum quarterly loss of $1 million with no two consecutive quarterly losses. Additionally, we are prohibited from distributing dividends. The amount available to borrow at June 30, 2000 was $3.3 million at a rate of 9.75%. There are no outstanding borrowings.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), SFAS 133 established a new model for accounting for derivative instruments and hedging activities. In July 1999, the Financial Accounting Standards Boards issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 deferred the effective date of SFAS 133 until the first quarter beginning after June 15, 2000. The impact of SFAS 133 on the consolidated financial statements has not yet been determined.

     In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SEC staff addresses several issues in SAB
No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. Our existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because we have, in the past, routinely met our installation obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to our present selling arrangements for the sale of semiconductor production equipment may require a change in our accounting policy for revenue recognition and the deferral of the recognition of revenue from such equipment sales until installation is complete and accepted by the customer. The effect of such a change, if any, must be recognized as a cumulative effect of a change in accounting no later than the quarter ending December 31, 2000. We believe the effects on liquidity, cash flow and financial position will not be material. At the current time, it is not possible to determine the effect this change may have on our results of operations. However, should the Company be required to record a cumulative effect of a change in accounting, it will result in a charge to net income (loss). We are also considering potential changes to our standard contracts for equipment sales that could mitigate the potential impact of SAB No. 101 on a going forward basis.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions prior to July 1, 2000 did not have a material effect. The Company does not expect adoption of the remaining provisions to have a material effect on the financial position or results of operations.

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

WE HAVE EXPERIENCED LOSSES OVER THE LAST FEW YEARS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

     We have experienced losses of $1.6 million, $29.5 million, and $19.3 million for 1999, 1998 and 1997, respectively. While we recorded a profit of $1.9 million during the six months ending June 30, 2000, we may not be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or achieve and maintain consistent profitability on a quarterly or annual basis. As a result, our business could be materially harmed.

SUBSTANTIALLY  ALL  OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE CUSTOMERS

     Historically, we have relied on a small number of customers for a substantial portion of our net sales. For example, Samsung Electronics Company, Ltd. and Micron Technology, Inc. accounted of 84% and 11% of our net sales in 1999 respectively. During the first six months of 2000, Samsung Electronics Company, Ltd. and Infineon Technologies AG. accounted for 86% and 11% of our net sales. In addition, Samsung Electronics Company, Ltd., and Micron Technology, Inc. represented 92% of accounts receivable at December 31, 1999. Samsung Electronics Company, Ltd. and Infineon Technologies AG accounted for 86% of accounts receivable at June 30, 2000. The semiconductor manufacturing industry generally consists of a limited number of larger companies. We consequently expect that a significant portion of our future product sales will be concentrated within a limited number of customers.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Prior to SAB 101, we generally recognized revenue upon shipment of a system. Applying the requirements of SAB 101 to the present selling arrangements we use for the sale of semiconductor production equipment may require a change in our accounting policy for revenue recognition and deferral of the recognition of revenue from such equipment sales until installation is complete and accepted by the customer. The effect of such a change, if any, must be recognized as a cumulative effect of a change in accounting no later than the quarter ending December 31, 2000. Although SAB 101 applies to every company within our industry, there is a risk that our stock price may be materially and adversely impacted by SAB 101 if we are required to transition from recognizing revenue at shipment, to customer acceptance of a system.

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

WE ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES, AND FACE RISKS BEYOND OUR CONTROL OR INFLUENCE

     Export sales accounted for approximately 86%, 56% and 74% of our total net sales in 1999, 1998 and 1997, respectively, and accounted for 97% of our total net sales during the six months ending June 30, 2000. Net sales to our South Korean-based customers accounted for approximately 84%, 30% and 50% of total net sales, respectively, during the same year-end periods, and accounted for 85% of our total net sales during the six months ending June 30, 2000. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to certain risks, including:

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company's Annual Meeting of Shareholders was held on May 31, 2000 in Santa Clara, California. Proxies for the meeting were solicited pursuant to Regulation 14A. At the Company's Annual Meeting, the shareholders approved the following resolutions:


(1)     Election  of  the  following  persons  as  directors.

          Director                      In  Favor     Withheld
          --------                      ---------     --------
          William  W.R.  Elder         16,125,447     303,526
          Todd  S.  Myhre              16,123,560     305,413
          G.  Frederick  Forsyth       16,192,995     235,978
          Mario  M.  Rosati            16,188,595     240,378
          Robert  J.  Richardson       16,190,195     238,778
          George  D.  Wells            16,196,195     232,778


(2) To approve the adoption of the Genus, Inc. 2000 stock option plan which will replace the 1991 Incentive Stock Option Plan and result in an overall increase of 800,000 shares available for issue.

          For:                          3,710,314
          Against:                      2,148,825
          Abstain:                         65,021
          Broker  Non-Vote:            12,846,204

(3)     Amendment to the 1989 Employee Stock Purchase Plan increasing the number
of  shares  reserved  for     issuance  thereunder by 300,000 additional shares.

          For:                          5,599,843
          Against:                        259,524
          Abstain:                         64,793
          Broker  Non-Vote:            12,846,204

(4) Ratification and appointment of PricewaterhouseCoopers LLP as independent accountants.

          For:                         14,957,567
          Against:                        649,922
          Abstain:                        821,585
          Broker  Non-Vote:             2,341,290

                           PART II.  OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

The Exhibits listed on the accompanying "Index to Exhibits" are filed as part hereof, or incorporated by reference into, the report.

(b)     Report  on  Form  8-K

The Company was not required to file a Form 8-K during the second quarter of 2000.

                                   GENUS, INC.
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  August  10,  2000     GENUS,  INC.




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