Form 10-Q
period 2000-09-30
GENUS INC
filed 2000-11-14
CIK 837913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]    Quarterly  report  pursuant  to  Section  13  or 15(d) of the Securities
Exchange Act  of  1934 for the quarterly period ended  September  30, 2000  or

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


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at November 13, 2000:        19,212,583

                         PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                               GENUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (In thousands, except share data)


                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                2000          1999            2000          1999
                                                ----          ----             ----          ----
Net sales . . . . . . . . . . . . . . . . . .  $     14,165  $      8,818  $     38,798  $    22,736
Costs and expenses:
 Cost of goods sold . . . . . . . . . . . . .         8,122         5,021        21,840       13,120
 Research and development . . . . . . . . . .         2,034         1,474         5,762        4,018
 Selling, general and administrative. . . . .         2,820         2,072         8,013        5,954
Income (loss) from operations . . . . . . . .         1,189           251         3,183         (356)
                                               ------------  ------------  ------------  ------------

Other income (expenses), net. . . . . . . . .           101            62           383          237
Income (loss) before income taxes . . . . . .         1,290           313         3,566         (119)
                                               ------------  ------------  ------------  ------------

Provision for income taxes. . . . . . . . . .           100             0           450            0
                                               ------------  ------------  ------------  ------------
Net income (loss) . . . . . . . . . . . . . .  $      1,190  $        313  $      3,116  $      (119)
                                               ============  ============   ===========  ============

Net income (loss) per share - basic . . . . .  $       0.06  $       0.02  $       0.17  $     (0.01)
                                               ============  ============   ===========  ============

Net income (loss) per share - diluted . . . .  $       0.06  $       0.02  $       0.15  $     (0.01)
                                               ============  ============   ===========  ============

Shares used in per share calculation-basic. .        19,126        18,267        18,845       18,083
                                               ============  ============   ===========  ============
Shares used in per share calculation-diluted.        20,593        18,943        20,600       18,083
                                               ============  ============   ===========  ============

   The accompanying notes are an integral part of these financial statements.

                            GENUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           (In thousands, except share data)


                                                    SEPTEMBER 30,         DECEMBER 31,
                                                        2000                 1999
                                                   --------------        --------------
ASSETS
Current assets:
 Cash and cash equivalents. . . . . . . . . . . .  $             9,105   $       6,739
 Accounts receivable (net allowance for doubtful
   accounts of $241 in 2000 and $241 in 1999. . .                7,910           7,629
 Inventories. . . . . . . . . . . . . . . . . . .               10,733           7,266
 Other current assets . . . . . . . . . . . . . .                1,196             883
   Total current assets . . . . . . . . . . . . .               28,944          22,517
                                                   --------------------  --------------
 Property and equipment, net. . . . . . . . . . .                7,139           4,894
 Other assets, net. . . . . . . . . . . . . . . .                  252             333
                                                   --------------------  --------------
  Total assets . . . . . . . . . . . . . . . . .  $            36,335   $      27,744
                                                   ====================  ==============

LIABILITIES
Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . .  $             7,686   $       4,146
 Accrued expenses . . . . . . . . . . . . . . . .                4,494           4,220
                                                   --------------------  --------------
   Total current liabilities. . . . . . . . . . .               12,180           8,366
                                                   --------------------  --------------

Contingencies (see notes)

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
 Authorized 1,982,000 shares;
   Issued and outstanding, none . . . . . . . . .                    0               0
Common stock, no par value:
 Authorized 50,000,000 shares;
   Issued and outstanding 19,206,383 shares at
   September 30, 2000 and 18,469,000 shares at
   December 31, 1999. . . . . . . . . . . . . . .              102,682         101,042
 Accumulated deficit. . . . . . . . . . . . . . .              (76,756)        (79,872)
 Accumulated other comprehensive loss . . . . . .               (1,771)         (1,792)
                                                   --------------------  --------------
   Total shareholders' equity . . . . . . . . . .               24,155          19,378
                                                   --------------------  --------------
                                                   $            36,335   $      27,744
                                                   ====================  ==============

The accompanying notes are an integral part of these financial statements.

                              GENUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      (In Thousands)


                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              2000          1999
                                                           ------------  ------------
Cash flows from operating activities:
 Net income (loss). . . . . . . . . . . . . . . . . . . .  $     3,116   $      (119)
 Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
   Depreciation and amortization. . . . . . . . . . . . .        1,080         1,327
   Stock compensation . . . . . . . . . . . . . . . . . .          490             0
   Changes in assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . .         (281)          927
     Inventories. . . . . . . . . . . . . . . . . . . . .       (3,467)         (223)
     Other assets . . . . . . . . . . . . . . . . . . . .         (232)          (53)
     Accounts payable . . . . . . . . . . . . . . . . . .        3,540         1,574
     Accrued expenses . . . . . . . . . . . . . . . . . .          274        (1,038)
                                                           ------------  ------------
     Net cash provided by operating activities. . . . . .        4,520         2,395
                                                           ------------  ------------

Cash flows from investing activities:
 Acquisition of property and equipment. . . . . . . . . .       (3,325)       (1,164)
                                                           ------------  ------------
     Net cash used in investing activities. . . . . . . .       (3,325)       (1,164)
                                                           ------------  ------------

Cash flows from financing activities:
 Proceeds from issuance of common stock . . . . . . . . .        1,150           165
 Proceeds from short-term bank borrowings . . . . . . . .        4,000             0
 Payments of short-term bank borrowings . . . . . . . . .       (4,000)       (4,000)
                                                           ------------  ------------
     Net cash provided by (used in) financing activities.        1,150        (3,835)
                                                           ------------  ------------

Effect of exchange rate changes on cash . . . . . . . . .           21            13
                                                           ------------  ------------
Net increase (decrease) in cash and cash equivalents. . .        2,366        (2,591)
Cash and cash equivalents, beginning of period. . . . . .        6,739         8,125
                                                           ------------  ------------
Cash and cash equivalents, end of period. . . . . . . . .  $     9,105   $     5,534
                                                           ============  ============

The accompanying notes are an integral part of these financial statements.

                             GENUS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000 (UNAUDITED)

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


Net  Income  (Loss)  Per  Share

     A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):


                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                        2000        1999        2000        1999
                                                    -----------  ----------  ----------  ------------
Numerator-basic:
Net income (loss) available to common shareholders
                                                    $     1,190  $      313  $    3,116  $       (119)

Denominator-basic:
Weighted average common stock
outstanding. . . . . . . . . . . . . . . . . . . .       19,126       18,267      18,845       18,083
                                                    ===========  ===========  ==========  ===========
Basic net income (loss) per share. . . . . . . . .  $      0.06  $      0.02  $     0.17  $     (0.01)
                                                    ===========  ===========  ==========  ===========

Numerator-diluted:
Net income (loss) available to common shareholders
                                                    $     1,190  $       313  $    3,116  $      (119)

Denominator-diluted:
Weighted average common stock outstanding. . . . .       19,126       18,267      18,845       18,083
Effect of dilutive securities: stock options . . .        1,313          676       1,552            0
Effect of dilutive securities: warrants                     154            0         203            0
                                                    -----------  -----------   ---------   ----------
                                                         20,593       18,943      20,600       18,083
                                                    ===========  ===========  ==========   ==========

Diluted net income (loss) per share. . . . . . . .  $      0.06  $      0.02  $     0.15  $     (0.01)
                                                    ===========  ===========  ==========   ==========

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (UNAUDITED)

     Anti-dilutive stock options to purchase approximately 573,598 shares of common stock were excluded from the computation of diluted net income per share for the nine months ended September 30, 2000, because the exercise price of the options exceeded the average fair market value of the stock for the nine months ended September 30, 2000.

     Stock options to purchase approximately 2,189,122 shares of common stock were outstanding during the three months ended September 30, 1999 but were not included in the computation of diluted loss per share because the Company had a net loss for the three months ended September 30, 1999.

    Warrants to purchase 400,000 shares of common stock were outstanding during the three months ended September 30, 1999 but were not included in the computation of diluted loss per share because the Company had a net loss for the nine months ended September 30, 1999.

     Statement of Cash Flow Information (amounts in thousands):


                                  NINE MONTHS ENDED
                                    SEPTEMBER 30,

                                     2000   1999
                                     -----  -----
Supplemental cash flow information:
 Cash paid during the period for:
   Interest . . . . . . . . . . . .  $  76  $ 183
   Income taxes . . . . . . . . . .  $ 152  $   1

     Line of Credit. In November 1999, the Company entered into a $10 million revolving line of credit with Venture Bank. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line of credit are secured by all corporate assets and bear interest at prime plus 0.25%. The line of credit expires in November 2001. The line of credit contains covenants that require the Company to maintain a minimum quick ratio and a maximum debt to tangible net equity ratio. In addition, the line requires the Company to have annual profitability beginning in 2000 and a maximum quarterly loss of $1 million with no two consecutive quarterly losses. Additionally, the Company is prohibited from distributing dividends. The amount available to borrow at September 30, 2000 was $2.1 million at a rate of 9.75%. There is no current outstanding balance against this line of credit.

INVENTORIES
Inventories comprise the following (in thousands):

                                   SEPTEMBER 30,   DECEMBER 31,
                                        2000           1999
Raw materials and purchased parts  $        8,260  $       5,439
Work in process . . . . . . . . .           2,388          1,055
Finished goods. . . . . . . . . .              85            772
                                   --------------  -------------
                                   $       10,733  $       7,266
                                   ==============  =============

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (UNAUDITED)

ACCRUED EXPENSES
Accrued expenses comprise the following (in thousands):

                                          SEPTEMBER 30,   DECEMBER 31,
                                              2000           1999
System installation and warranty. . . .  $        1,217  $         817
Accrued commissions and incentives. . .             468            364
Accrued compensation and related items.           1,099            872
Federal, state and foreign income taxes             962            622
Customer deposits . . . . . . . . . . .               0            420
Other                                               748          1,125
                                         --------------  -------------
                                         $        4,494  $       4,220
                                         ==============  =============


LEGAL PROCEEDINGS

     The Company has been named as a defendant in a claim involving an automobile accident by a former employee of the Company, which resulted in the death of an individual. General, punitive, and exemplary damages are being sought by the plaintiffs. The Company believes it is not at fault in this matter, and has appointed legal counsel to defend the claim. While the outcome of this matter is not presently determinable, management does not believe that resolution of this matter will have a material adverse effect on the financial position or results of operations of the Company.

COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components.

     The following are the components of comprehensive income (loss) (in thousands):

                                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                           SEPTEMBER 30,   SEPTEMBER 30,
                                            2000   1999    2000    1999
                                           ------  -----  ------  ------
Net income (loss) . . . . . . . . . . . .  $1,190  $ 313  $3,116  $(119)
Foreign currency translation adjustments.       1     52      21     13
                                           ------  -----  ------  ------
 Comprehensive income (loss). . . . . . .  $1,191  $ 365  $3,137  $(106)
                                           ======  =====  ======  ======

     The components of accumulated other comprehensive income, are as follows (in thousands):

                                      SEPTEMBER 30,    DECEMBER 31,
                                          2000             1999
Cumulative translation adjustments  $       (1,771)  $      (1,792)

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (UNAUDITED)

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation," which addresses certain accounting issues that arose under the previously-established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on our financial position or results of operations.


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


RESULTS  OF  OPERATIONS

     NET SALES. Net sales for the three and nine months ended September 30, 2000 were $14.2 million and $38.8 million, representing an increase of 61% and 71% over the net sales of $8.8 million and $22.7 million for the corresponding periods in 1999. System shipments in the third quarter consisted of our mainstream tungsten silicide products to Samsung Electronics, Ltd. in Korea. Non-system revenue was 22% of total sales, primarily due to process conversion kits purchased by Samsung, enabling them to deposit a different film using their existing equipment. Year to date system shipments included an atomic layer deposition (ALD) system to a new customer, Infineon Technologies AG, and tungsten silicide systems to Samsung. Year to date non-system revenue was 23% of sales, compared to 14% during the first nine months of 1999. This increase was primarily due to Samsung's program to upgrade their installed base of Lynx2 systems to the current generation high productivity process chamber, and the process conversion kits shipped in the third quarter. The increase in sales levels in 2000 over 1999 reflects an overall strengthening in the semiconductor equipment market.

     COST OF GOODS SOLD. Cost of goods sold for the three and nine months ended September 30, 2000 was $8.1 million and $21.8 million, compared to $5.0 million and $13.1 million for the same periods in 1999. Gross profit as a percentage of net sales for the three and nine months ending September 30, 2000 was 43% and 44%, relatively flat with the 43% and 42% recorded for the same periods in 1999. Third quarter gross margin percentage remained flat with 1999, despite higher sales volumes. The systems we shipped this quarter had higher material costs due to configuration enhancements, and our manufacturing and service costs increased to support the higher sales volumes. Year to date gross margin of 44% was a slight increase over 1999. Worldwide operations and service overhead costs have increased to support the rapid revenue growth we have experienced over the past year, and included opening a service organization in Japan. Our gross profits have historically been affected by variations in average selling prices, configuration differences, changes in the mix of product sales, unit shipment levels, the level of foreign sales and competitive pricing pressures.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended September 30, 2000 were $2.0 million, representing 14% of net sales, compared with $1.5 million or 17% of net sales for the same period in 1999. R&D spending for the first nine months of 2000 was $5.8 million, or 15% of sales, compared with $4.0 million, or 18% in 1999. These spending increases are associated with investments in our ALD technology, particularly new films and applications, tungsten products, and our 300mm Lynx3 system. We are aggressively pursuing non-semiconductor applications for ALD, including magnetic disk drives, telecommunications, and inkjet printers. We expect our research and development spending levels to continue to increase throughout 2000.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $2.8 million, or 20% of sales, for the third quarter of 2000, compared with $2.1 million, or 23% of sales, for the third quarter of 1999. Year to date SG&A expenses were $8.0 million, or 21% of sales, compared to $6.0 million, or 26% of sales during the first half of 1999. Higher spending in 2000 is primarily due to the increase in business levels over the past 12 months, and include higher sales commissions, profit sharing accruals, headcount increases, and travel costs. Additional resources have been added to sales, focused ALD marketing directed at semiconductor and non-semiconductor markets, and information technology.

     OTHER INCOME (EXPENSE), NET. Other income for the third quarter of 2000 was $101,000 compared to other income of $62,000 for the same period in 1999. Year to date other income was $383,000, compared to $237,000 in 1999, due primarily to interest income received during the first quarter of 2000 from Samsung. The remainder of other income consists of interest income from short-term interest bearing deposits and foreign currency exchange gains due to the strengthening of the Korean won against the U.S. dollar.

     PROVISION FOR INCOME TAXES. Income taxes for the three- and six-month periods ending September 30, 2000 were $100,000 and $450,000, compared to none in the same 1999 periods. Income taxes are related to the profit generated from our South Korean subsidiary.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2000, our cash and cash equivalents were $9.1 million, an increase of $2.4 million from cash and cash equivalents of $6.7 million held as of December 31, 1999. During the third quarter of 2000, we collected accounts receivable of approximately $13 million, including the amount due on four systems.

     Cash provided by operating activities totaled $4.5 million for the nine months ending September 30, 2000, and consisted of net income of $3.1 million, and increases in accounts payable of $3.5 million, depreciation and amortization of $1.1 million, stock compensation of $490,000 and accrued expenses of $274,000. Partially offsetting this were increases in inventory of $3.5 million, accounts receivable of $281,000, and other assets of $232,000. The accounts payable increase was primarily due to increased levels of inventory purchasing activity to support production requirements in the third and fourth quarter. Inventories increased due to material to build several ALD modules for use internally and for customer shipments. We also had most of the material to support the fourth quarter revenue plan in inventory at the end of September, 2000.

     Financing activities provided cash of $1.2 million for the nine months ending September 30, 2000, from the issuance of common stock from our incentive stock option plan and our employee stock purchase plan.

     We made capital expenditures of $3.3 million for the nine months ending September 30, 2000. These expenditures principally related to the acquisition and upgrading of machinery and equipment for our research and development and applications laboratories, and personal computer related equipment. We anticipate spending an additional $2.5 million in capital expenditures during the remainder of 2000. We currently anticipate that additional capital expenditures will be funded through existing working capital or lease financing.

     Our primary source of funds at September 30, 2000 consisted of $9.1 million in cash and cash equivalents, and $7.9 million of accounts receivable, most of which we expect to collect during the fourth quarter of 2000.

     In November 1999, we entered into a $10 million revolving line of credit with Venture Bank. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line are secured by all corporate assets and bear interest at prime plus 0.25%. The line of credit expires in November 2001. The line of credit contains covenants that require us to maintain a minimum quick ratio and a maximum debt to tangible net equity ratio. In addition, the line of credit requires us to have annual profitability beginning in 2000 and a maximum quarterly loss of $1 million with no two consecutive quarterly losses. Additionally, we are prohibited from distributing dividends. The amount available to borrow at September 30, 2000 was $2.1 million at a rate of 9.75%. There are no outstanding borrowings against this line of credit.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 established a new model for accounting for derivative instruments and hedging activities. In July 1999, the Financial Accounting Standards Boards issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 deferred the effective date of SFAS 133 until the first quarter beginning after June 15, 2000. The impact of SFAS 133 on the consolidated financial statements has not yet been determined.

     In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SEC staff addresses several issues in SAB
No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. Our existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because we have, in the past, routinely met our installation obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to our present selling arrangements for the sale of semiconductor production equipment may require a change in our accounting policy for revenue recognition and the deferral of the recognition of revenue from such equipment sales until installation is complete and accepted by the customer. The effect of such a change, if any, must be recognized as a cumulative effect of a change in accounting no later than the quarter ending December 31, 2000. We believe the effects on liquidity, cash flow and financial position will not be material. At the current time, it is not possible to determine the effect this change may have on our results of operations. However, should the Company be required to record a cumulative effect of a change in accounting, it will result in a charge to net income (loss). We are also considering potential changes to our standard contracts for equipment sales that could mitigate the potential impact of SAB No. 101 on a going-forward basis.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation," which addresses certain accounting issues that arose under the previously-established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on our financial position or results of operations.


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

WE HAVE EXPERIENCED LOSSES OVER THE LAST FEW YEARS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

     We have experienced losses of $1.6 million, $29.5 million, and $19.3 million for 1999, 1998 and 1997, respectively. While we recorded a profit of $3.1 million during the nine months ending September 30, 2000, we may not be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or achieve and maintain consistent profitability on a quarterly or annual basis. As a result, our business could be materially harmed.

SUBSTANTIALLY  ALL  OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE CUSTOMERS

     Historically, we have relied on a small number of customers for a substantial portion of our net sales. For example, Samsung Electronics Company, Ltd. and Micron Technology, Inc. accounted of 84% and 11% of our net sales in 1999 respectively. During the first nine months of 2000, Samsung Electronics Company, Ltd. and Infineon Technologies AG accounted for 88% and 9% of our net sales. In addition, Samsung Electronics Company, Ltd., and Micron Technology, Inc. represented 92% of accounts receivable at December 31, 1999. Samsung Electronics Company, Ltd. and Infineon Technologies AG accounted for 91% of accounts receivable at September 30, 2000. The semiconductor manufacturing industry generally consists of a limited number of larger companies. We consequently expect that a significant portion of our future product sales will be concentrated within a limited number of customers.

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

OUR QUARTERLY FINANCIAL RESULTS FLUCTUATE SIGNIFICANTLY AND MAY FALL SHORT OF ANTICIPATED LEVELS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE

     Our net sales and operating results may fluctuate significantly from quarter to quarter. We derive our revenue primarily from the sale of a relatively small number of high-priced systems, many of which may be ordered and shipped during the same quarter. Our results of operations for a particular quarter could be materially adversely affected if anticipated orders, for even a small number of systems, were not received in time to enable shipment during the quarter, if anticipated shipments were delayed or canceled by one or more customers or if shipments were delayed due to manufacturing difficulties. At our current revenue level, each sale, or failure to make a sale, could have a material effect on us. Our lengthy sales cycle, coupled with our customers' competing capital budget considerations, make the timing of customer orders uneven and difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter. As a result, our net sales and operating results for a quarter depend on us shipping orders as scheduled during that quarter as well as obtaining new orders for systems to be shipped in that same quarter. Any delay in scheduled shipments or in shipments from new orders would materially and adversely affect our operating results for that quarter, which could cause our stock price to decline.

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

     Since it is possible that, under SAB 101, there may be a shift in revenue recognition from the time of shipment to the time of acceptance by the customer, certain revenue that we would have recognized in the first and third quarters of 2000 upon shipment of products may not be recognized until the products are accepted. We cannot assure you as to the timing of such acceptances. Any material delay in receipt of acceptances may have a material adverse effect on our results of operations.

WE ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES, AND FACE RISKS BEYOND OUR CONTROL OR INFLUENCE

     Export sales accounted for approximately 86%, 56% and 74% of our total net sales in 1999, 1998 and 1997, respectively, and accounted for 98% of our total net sales during the nine months ended September 30, 2000. Net sales to our South Korean-based customers accounted for approximately 84%, 30% and 50% of total net sales, respectively, during the same year-end periods, and accounted for 90% of our total net sales during the nine months ending September 30, 2000. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to certain risks, including:

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

OUR SALES REFLECT THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY, WHICH COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY AND COULD CAUSE US TO FAIL TO ACHIEVE ANTICIPATED SALES

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

OUR FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS COULD RESULT IN SUBSTANTIAL LIABILITY TO US

     We are subject to a variety of federal, state and local laws, rules and regulations relating to the protection of health and the environment. These include laws, rules and regulations governing the use, storage, discharge, release, treatment and disposal of hazardous chemicals during and after manufacturing, research and development and sales demonstrations. If we fail to comply with present or future regulations, we could be subject to substantial liability for clean up efforts, property damage, personal injury and fines or suspension or cessation of our operations. Restrictions on our ability to expand or continue to operate from our present locations could be imposed upon us or we could be required to acquire costly remediation equipment or incur other significant expenses.

WE DEPEND UPON A LIMITED NUMBER OF SUPPLIERS FOR MANY COMPONENTS AND SUBASSEMBLIES; SUPPLY SHORTAGES OR THE LOSS OF THESE SUPPLIERS COULD RESULT IN INCREASED COST OR DELAYS IN MANUFACTURE AND SALE OF OUR PRODUCTS

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

WE ESTABLISHED A DIRECT SALES ORGANIZATION IN JAPAN WHICH COULD RESULT IN LOST SALES OR INCREASED RISKS TO OUR BUSINESS IN JAPAN

     As part of our original strategy for penetrating the Japanese market, we established a distribution relationship with Innotech Corp. In 1998, we shifted our strategy in Japan to a direct sales model. We have terminated our distribution relationship with Innotech and established our own direct sales force in Japan. Although we intend to continue to invest significant resources in Japan, including the hiring of additional personnel to support our direct sales effort, we may not be able to maintain or increase our sales to the Japanese semiconductor industry. We may miss sales opportunities or lose competitive sales as we transition to this direct sales model, and our existing Japanese customers and potential customers may be unwilling to purchase our systems from us directly.

THE PRICE OF OUR COMMON STOCK HAS FLUCTUATED IN THE PAST AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY IN THE FUTURE, WHICH MAY LEAD TO LOSSES BY INVESTORS OR TO SECURITIES LITIGATION

     Our common stock has experienced substantial price volatility, particularly as a result of quarter-to-quarter variations in our competitors' or our customers' actual or anticipated financial results, in our competitors' or our customers' announcements of technological innovations, revenue recognition policies, or changes in earnings estimates by securities analysts and other events or factors. Also, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies, in particular, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions in the United States and the countries in which we do business, may adversely effect the market price of our common stock.

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

PART  II.  OTHER  INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Pursuant to a Preferred Stock Rights Agreement between Genus, Inc. (the "Company") and ChaseMellon Shareholder Services, Inc., as Rights Agent, entered into as of September 26, 2000, the Company's Board of Directors declared a dividend of one right to purchase one one-thousandth of a share of the Company's Series C Participating Preferred Stock for each outstanding share of Common Stock, no par value, of the Company. The dividend is payable on October 13, 2000, to shareholders of record as of the close of business on that date. Each
Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Preferred at an exercise price of $40.00, subject to adjustment.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

The Exhibits listed on the accompanying "Index to Exhibits" are filed as part hereof, or incorporated by reference into, the report.

(b)     Report  on  Form  8-K

The Company filed a Form 8-K on September 27, 2000 reporting that on September 26, 2000, the Company issued a press release announcing that the Board of Directors of the Company had approved the adoption of a Preferred Stock
Rights Agreement.

                                    GENUS,  INC.
                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  November 14, 2000       GENUS,  INC.


                                                      /s/ William  W. R.  Elder
                                                     ---------------------------
                                                         William  W. R.  Elder
                                                       Chief Executive Officer
                                                             and Chairman




                                                       /s/ Kenneth  Schwanda
                                                     ---------------------------
                                                           Kenneth  Schwanda
                                                       Chief  Financial  Officer
                                                        (Principal  Financial
                                                            and  Principal
                                                          Accounting  Officer)

                                   GENUS, INC.
                                INDEX TO EXHIBITS


EXHIBIT NO.          DESCRIPTION
-----------          -----------
10.1 Preferred Stock Rights Agreement, dated as of September 26, 2000, between Genus, Inc. and ChaseMellon Shareholder Services, Inc., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively. (This is incorporated by reference to Exhibit 4.7 to Genus, Inc.'s Form 8-A filed October 3, 2000.)

27.1          Financial  Data  Schedule