Form 10-K
period 2000-12-31
GENUS INC
filed 2001-04-02
CIK 837913

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 2, 2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X]     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  fiscal  year  ended  December  31,  2000
                                              -------------------
                                       OR
[  ]     Transition  report  pursuant  to  Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 22, 2001 in the over-the-counter market as reported by the Nasdaq National Market, was approximately $49.5 million Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2001, Registrant had 19,419,989 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report: Proxy Statement for Registrant's 2001 Annual Meeting of Shareholders - Items 10, 11, 12 and 13

                                     PART I



ITEM  1.

OVERVIEW

     Since 1982, we have been supplying advanced manufacturing systems to the semiconductor industry worldwide. Major semiconductor manufacturers use our leading-edge thin film deposition equipment and process technology to produce integrated circuits, commonly called chips, that are incorporated into a variety of products, including personal computers, communications equipment and consumer electronics. We pioneered the development of chemical vapor deposition tungsten silicide, which is used in certain critical steps in the manufacture of integrated circuits. In addition, today we are leading the commercialization of atomic layer deposition, also known as ALD technology. This technology is designed to enable a wide spectrum of thin film applications such as aluminum oxide, tungsten nitride and other advanced dielectric insulating and conducting metal barrier materials for advanced integrated circuit manufacturing.

     In 2000, we announced our marketing strategy of targeting non-semiconductor markets, as we are confident that our developed films can serve multiple applications in both semiconductors and non-semiconductor segments. In addition to expanding our total available market, this strategy of diversifying our customer base is intended to gain us some protection against cyclical downturns in the semiconductor industry. We think our emerging ALD technology will prove effective in expanding and diversifying our customer base.

     We continue to develop enabling thin film technology that addresses the scaling challenges facing the semiconductor industry relating to gate and capacitor materials. These challenges have been labeled as "red zones" by the International Technology Roadmap for Semiconductors (ITRS) because there are no known solutions that allow for further reduction in feature sizes and improved performance. Our innovative thin film technology solutions are designed to enable chip manufacturers to simplify and advance their integrated circuit production processes and lower their total cost of manufacturing per chip, known as cost of ownership.

     As it is in the semiconductor industry, non-semiconductor business segments have scaling initiatives as well. For example, the making of thin film magnetic heads in the data storage industry has scaling requirements analogous to the scaling trends in semiconductors. A key part of our business strategy includes providing enabling thin film solutions for non-semiconductor applications.

     We provide a production-proven platform that is used for both the development and volume production of new thin films in integrated circuit manufacturing. This platform is based on a common architecture and a high percentage of common parts that are designed to provide manufacturers with high reliability and low cost of ownership across a wide range of thin film deposition applications. The modular design of our system permits manufacturers to add capacity and to service their manufacturing systems easily. In addition to the modular platform architecture, our systems operate on a standardized software that is designed to support a wide range of thin film deposition processes. Furthermore, our patented process chamber design incorporated into our flagship LYNX product family can be configured for chemical vapor deposition
(CVD), plasma enhanced CVD, metal organic CVD and ALD with minimal changes to the chamber design.

     Our global customer base consists of semiconductor manufacturers in the United States, Europe and Asia. Our current customers include semiconductor manufacturers such as Infineon Technologies, Micron Technology, Inc. and Samsung Electronics Company, Ltd. Recently, we gained a new, non-semiconductor customer in the United States, Read-Rite Corporation, which is an independent manufacturer of magnetic recording heads for hard disk drives and a recognized technology leader in the data storage industry.


INDUSTRY  BACKGROUND

     The manufacture of a chip requires a number of complex steps and processes. Most integrated circuits are built on a base of silicon, called a wafer, and consist of two main structures. The lower structure is made up of components, typically transistors or capacitors, and the upper structure consists of the circuitry that connects the components. Building an integrated circuit requires the deposition of a series of film layers, which may be conductors, dielectrics (insulators), or semiconductors. The overall growth of the semiconductor industry and the increasing complexity of integrated circuits have led to increasing demand for advanced semiconductor equipment. Although the semiconductor industry has grown over 30 years with an average compound annual growth rate (CAGR) of 17%, it is prone to cyclic variations. Typically there are periods of high demand followed by periods of low demand. Each cycle is one to three years of high growth and one to three years of low growth. Currently we are entering a period of a down cycle after two years of overheated high demand. In spite of a forecasted flat year of growth in the semiconductor industry for 2001, Genus is planning the execution of 30% growth (down from 66% in the year
2000). This is rationalized by the diversity and demand of Genus' new product base and our entry into new markets.


     INDUSTRY DRIVERS: LOWERING THE COST PER FUNCTION AND INCREASING PERFORMANCE

     The growth of computer markets and the emergence and growth of new markets such as wireless communications and digital consumer electronics have contributed to recent growth in the semiconductor industry. This increase also has been fueled by the semiconductor industry's ability to supply increasingly complex, higher performance integrated circuits, while continuing to reduce cost. The increasing complexity of integrated circuits and the accompanying reductions in feature size require more advanced and expensive wafer fabrication equipment which can increase the average cost of advanced wafer fabrication facilities. Technological advances in semiconductor manufacturing equipment have historically enabled integrated circuit manufacturers to lower cost per function and improve performance dramatically by:

- -    reducing  feature  size of integrated circuits and the introduction of new materials  with scaled  dimensions;
- -    increasing  the  wafer  size;
- -    increasing  manufacturing  yields;  and
- -    improving  the  utilization of wafer  fabrication  equipment.

     Reducing feature sizes and adding new enabling thin films. Smaller feature sizes allow more circuits to fit on one wafer. These reductions have contributed significantly to reducing the manufacturing cost per chip. The semiconductor industry is driven by performance (mainly the increased speed for logic and memory signals) and increased chip density (mainly the increased density of memory and logic capacity). In addition to the continued reduction in feature sizes, there is a paradigm shift for the use of new materials to improve performance of integrated circuits. New materials are required for gate, capacitor and interconnect application segments within the semiconductor manufacturing process. The adoption of new types of thin film conducting and insulating materials will accelerate the trend toward higher levels of semiconductor performance and integration while maintaining the historic trend of reduction of cost per function.

     Larger wafer sizes. By increasing the wafer size, integrated circuit manufacturers can produce more circuits per wafer, thus reducing the overall manufacturing costs per chip. Leading-edge wafer fabrication lines are currently using 200 millimeter (mm) wafers, up from the 100mm wafers used ten to fifteen years ago. Currently, many integrated circuit makers are commencing pilot production lines using 300mm wafers. We believe that most major manufacturers will add 300mm production capabilities within the next one to four years.

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

THE  GENUS  SOLUTION

     We are an innovative supplier of thin film deposition equipment to semiconductor and non-semiconductor manufacturers and are focused on developing enabling thin film technology to solve the challenges posed by the red zones. Our patented multi-purpose process chamber serves as the foundation for all of our current products. Our products are designed to deliver high throughput, low cost of ownership and quick time to market, enhancing the ability of manufacturers to achieve productivity gains. We support our innovative thin film deposition systems with a focused level of customer service.

     INNOVATIVE  THIN  FILM  SOLUTIONS

     Our systems and processes are designed to provide innovative thin film solutions that address technical and manufacturing problems of the semiconductor industry. We provide our customers with advanced systems and processes for depositing thin films such as CVD tungsten silicide, tungsten nitride, and blanket tungsten, and ALD films such as aluminum oxide, tantalum oxide, titanium oxide, zirconium oxide, hafnium oxide, titanium nitride and tungsten nitride. These innovative thin films solve certain key device and interconnect problems faced by semiconductor manufacturers as they scale their device geometries below
0.13  micron.

     VERSATILE  PRODUCTION  PLATFORM

     Our Lynx series of systems is based on a common outsourced, reliable wafer-handling robotic platform. The Lynx systems are designed to be flexible and can be configured for multiple deposition processes, such as CVD, plasma enhanced CVD, metal organic CVD and ALD. Our Lynx systems offer the following advantages:

- - a production-proven platform which allows for easier and faster migration from research and development to production;
- - a platform based upon a large number of standardized parts used across our systems to enhance reliability; and
- -  a  modular  design  that  allows  for  simplified  service.

     In addition, all of our systems are designed with a graphical user interface that automates tasks and allows for comprehensive viewing of the real-time status of the systems. Our software supports our customers' process development needs with the ability to run a different set of processes for each wafer.

     LOW  COST  OF  OWNERSHIP

     Our Lynx series equipment offers low cost of ownership by featuring multiple deposition processes capabilities, production-proven process chamber design, advanced software architecture and reliable wafer handling. Based on feedback from our installed customer base, we estimate that our production systems consistently achieve greater than 90% availability, and that the mean time between failure of our system is greater than 300 hours. In addition, our customers have confirmed that we offer among the lowest costs of operation. We are committed to improving these results, achieving these same levels of performance or better with our new thin film products.

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


MARKETS  AND  APPLICATIONS

     In 2000, we continued expanding our product line with new films and applications that allow us to serve broader markets. In 1999, Genus had tungsten silicide and tungsten nitride for gate and barrier applications and we were just introducing ALD technology. As we turn into 2001, we have tungsten silicide, tungsten nitride and blanket tungsten by conventional CVD, and aluminum oxide, tantalum oxide, titanium oxide, hafnium oxide and zirconium oxide as well as titanium nitride and tungsten nitride by ALD. In addition, Genus has the demonstrated capability to integrate these ALD films as alloys and nanolaminates (layered structures) for the engineering of specialized capabilities on its Lynx series platforms. These 10 films serve the Company for applications in semiconductors for gate, capacitor and interconnect, as well as non-semiconductor applications (e.g. in particular, aluminum oxide for thin film magnetic heads of hard disk drives). In the near term, our key target applications are gate and capacitor for semiconductors, while ALD interconnect barriers may be marketed in the years 2002-2003. We are also now marketing certain of our dielectrics for gap applications in thin film heads.

     The 2001 estimated market for silicide is $400 million; for gate and capacitor dielectric film tools the estimated market is $700 million; the estimated market for metal barriers is $1.4 billion. Genus has increased its potential market from approximately $400 million in 1998 to more than $2.5 billion today. If we assume that these segments have a historic CAGR (+17%), we estimate a total available market (TAM) of $3.4 billion for 2003 and $4 billion by 2005. It is also reasonable to assume, as many key dielectrics and metal barrier films migrate from CVD toward ALD technology, that an increasing fraction of this TAM can be applicable to the Genus product suite. Genus has already shipped its ALD dielectric and metal system for capacitor appliqu , and its dielectric system (with enabling engineering specializations) for logic gate application. As far as the non-semiconductor segments are concerned, we now have business in the thin film magnetic head specialty market, for which gap dieletrics has an estimated TAM level of approximately $30-50 million per year.

     By focusing on a broader set of film markets, we believe we can reduce our dependence on the volatile dynamic-random-access memory (DRAM) market, as well as benefit from participation in the logic segment and non-semiconductor market opportunities. In summary, we are now participating in semiconductor memory with gate and capacitor films, in semiconductor logic with advanced gate films, and in non-semiconductor gap dielectrics for thin film magnetic heads. We moved from solely memory applications to this level of diversification in the last two years.

     We  focus  on  the  following  thin  film  market  segments:

     CVD SILICIDE AND METAL, AND ALD DIELECTRICS AND METAL BARRIERS FOR GATE STACK FILMS

     CVD tungsten silicide is used to reduce the electrical resistance of the gate material in a transistor device structure. Our tungsten silicide gate thin films are used in DRAM integrated circuit production. In the future, we expect the tungsten gate material to migrate from tungsten silicide to the low resistance tungsten gate films, such as RInG that we have developed and beyond that to use various metal barrier films in combination with high-k dielectrics.

     CAPACITOR  FILMS

     Genus is commercializing its ALD technology with the application to advanced capacitors. These include: cylinder ("stacked"), trench, embedded, rf and decoupling capacitor applications. Genus is in beta phase with several applications and customers using both ALD dielectric and metal electrode barriers. The state of the art has been advanced due to high conformality and high quality Genus ALD films. The opportunity to increase the number of beta sites and move to pilot production exists.

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

     NON-SEMICONDUCTOR  FILMS

     Genus has developed a market for its ALD films in the thin film magnetic head (reader) market. This market developed because of a production ready-made solution that the Genus ALD dielectrics provide for the scaling of the gap dielectrics. The market is scaling to thinner films, ideally suited to the ALD approach. Other non-semiconductor markets are targeted, these include: MRAM. Optical interconnects / filters, Organic LED's MEMS, and photomasks, in fact anywhere that film uniformity and conformality are enabling. However, it is too early to predict timing of the penetration in many of these markets.


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

     All of our current thin film systems are built on a common platform and marketed in the context of the Lynx series. Each Lynx product includes wafer handling robotics, dual loadlocks, control electronics and system software. The Lynx system can be used for the deposition of advanced dielectrics and copper ultra-thin barrier seed. The Lynx product line addresses both 200 and 300mm wafer sizes and is designed for the deposition of the following thin film applications:

CVD  --
- -     tungsten  silicide-monosilane
- -     tungsten  silicide-dichlorosilane
- -     tungsten  nitride
- -     tungsten
ALD  --
- -     aluminum  oxide
- -     advanced  metal  oxides  (e.g.,  tantalum  oxide, titanium oxide, zirconium oxide,  hafnium  oxide)
- -     nanolaminates  and  alloys
- -     metal  barrier  films  (e.g.,  titanium  nitride  and  tungsten  nitride)


     LYNX  Series

     LYNX2. The LYNX2 system is currently used in production by manufacturers of advanced DRAM devices of 0.35 to 0.18 micron. LYNX2 systems support over 120 process modules in high volume production. Production availability for the LYNX2 system runs from 90-95%. LYNX2 platforms are also used for customer development and pilot manufacturing for more advanced semiconductor applications below 0.18 micron. The LYNX2 features a wafer handling platform that is compatible with the Modular Equipment Standards Committee (MESC). This platform uses a centrally located, dual-end effector robot for high throughput operation. The system is controlled by a graphical user interface that provides the operator with real-time information such as recipe, set points, hardware status and service features. The modular design of the LYNX2 allows the addition of up to four process modules, which can be run serially or in parallel. The LYNX2 process module design also offers a multi-zone resistive heater for more uniform wafer heating, two-zone showerheads for improved film composition uniformity and a state-of-the-art gas delivery system that minimizes chamber-to-chamber variance. In the case of ALD, fast gas switching has been developed for high productivity ALD.

     LYNX3. We introduced the LYNX3 in January 1999 as our first 300mm low pressure CVD process module in a beta system. The LYNX3 process module is based on a newly developed and patented process chamber concept that results in exceptional uniformity. The LYNX3 is designed to run all films currently supported by the LYNX2, as well as all films currently in development. The LYNX3 system will support up to five process modules, which can be run serially or in parallel. We are currently developing an advanced version of the LYNX3, which is designed to be a "bridge tool", capable of running either 200 or 300mm wafers.

     The range of thin films that can be deposited using the LYNX product family include:

- -     ALD  Dielectrics.  In  July  1999,  we  announced  the availability of ALD aluminum oxide. ALD has many possible applications in the semiconductor market including as a high dielectric constant oxide for either capacitors or for gate dielectrics, as an etch stop for advanced structures, or for hard mask applications. We made other advanced ALD dielectrics available during 2000. We believe that our ALD aluminum oxide-based technology will find near-term opportunities in the DRAM capacitor application. Other ALD dielectrics will find longer-term applications in both capacitor and gate dielectric structures.

- -      ALD  Metal  Barriers.  Metal  barrier films have been developed and offer application for metal gate (work function control as well as barrier), capacitor electrodes, contact and interconnect barriers. The applications are current in the case of capacitor electrodes and contact barrier. For interconnects they will likely come to be needed below the 90nm feature size, where barrier film thicknesses decrease below 100 angstroms. Somewhat beyond 2005, there will be an interest in these barriers for metal gate electrodes.

- -     Tungsten  Silicide.  In addition to our mainstream production silane-based tungsten silicide film, we offer dichlorosilane LRS silicide, a low resistivity, low stress CVD tungsten silicide. DRAM manufacturers can use LRS tungsten silicide for increased yields and faster device speeds.

- -     RInG.  We  introduced  the  industry's  first plasma enhanced CVD tungsten nitride barrier film in 1997, Rapid Integrated Gate or RInG. The application is for tungsten gates with a built-in tungsten nitride barrier that can be rapidly integrated for gates using rapid thermal annealing processes. This film is a low-cost candidate for production using tungsten gate technology.

- -     Metal  Oxide  Alloys and Nanolaminates. With the development of Genus ALD, the Company has been able to demonstrate a film flexibility otherwise not known. For example, Genus LYNX ALD system can provide the flexibility to deposit up to 3 compound films in alloy and / or nanolaminate form. The capability has become enabling for the "engineering" of composite films for optimal performance in next generation semiconductor devices. Composites of both dielectrics and metals can be achieved.

     Genus 8700 Series and 6000 Series. While we no longer actively sell these thin film products, we continue to sell spare parts and provide service for the installed base worldwide.

CUSTOMER  SUPPORT

     We believe that our customer support organization is critical to establishing and maintaining the long-term customer relationships that often are the basis upon which semiconductor manufacturers select their equipment vendor. Our customer support organization is headquartered in Sunnyvale, California with additional employees located in Japan, South Korea and Europe. Our support personnel are available on a 24-hour a day, seven days a week basis with a maximum one-hour response time. All support personnel have technical backgrounds, with process, mechanical and electronics training, and are supported by our engineering and applications personnel. Support personnel install systems, perform warranty and out-of-warranty service and provide sales support.

     We offer a 12-month labor warranty and a 24-month parts warranty. Our labor warranty includes having on-site dedicated support technician during the labor warranty period. We also offer training to our customers at our headquarters.

SALES  AND  MARKETING

     We maintain direct sales and service offices in the United States, Japan, South Korea and Europe. From these offices and other locations, we provide customer support directly and maintain "spares depots" for our products. We also have sales representatives in the northwestern U.S., Taiwan, Singapore, Malaysia and China.

CUSTOMERS

    We rely on a limited number of customers for a substantial portion of our net sales. Our major customers in 2000 included Samsung, Micron Technology and Infineon. Samsung and Micron accounted for 91% and 5% of our net sales in 2000. In early 2001, we gained a new customer, a leading US-based supplier of components for the data storage industry, with a multiple system order for our ALD technology.

BACKLOG

     We schedule production of our systems based on both backlog and regular sales forecasts. We include in backlog only those systems for which we have accepted purchase orders and assigned shipment dates within the next 12 months. All orders are subject to cancellation or delay by the customer with limited or no penalty. Our backlog was approximately $9.6 million as of December 31, 2000. The year-to-year fluctuation is due primarily to the cyclical nature of the semiconductor industry. Our backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and our actual sales for the year may not meet or exceed the backlog represented. Because of possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales for any succeeding period. In particular, during periods of industry downturns we have experienced significant delays relating to orders that were previously booked and included in backlog.

RESEARCH  AND  DEVELOPMENT

     We focus our research and development efforts on developing innovative thin film products. During recent periods, we have devoted a significant amount of resources to the Lynx2 and Lynx3 systems and ALD films. We expect to focus our future efforts on our Lynx ALD system for 200 and 300mm applications for advanced film technologies. We maintain a Class 1 applications laboratory and a separate thin films development area in California. By basing our products on the Lynx system, we believe that we can focus our development activities on the process chamber and develop new products quickly and at relatively low cost.

     Our research and development expenses were $8.7 million for 2000, $5.4 million for 1999 and $8.9 million for 1998, representing 21.3%, 18.9% and 27.5% of net sales, respectively. Our research and development expenses were higher in 2000 primarily due to investments made in productizing ALD and 300mm, development of ALD films. Research and development expenses associated with our current thin film product line were $8.7 million for 2000, $5.4 million for 1999 and $5.4 million for 1998, representing 21.3% of thin film net sales in 2000, 18.9% in 1999 and 47.7% in 1998.

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

     We compete principally with other methods of thin film deposition, such as CVD and physical vapor deposition, in the overall thin film systems market. Our direct competitors in the tungsten silicide market includes Applied Materials, Inc. and Tokyo Electron, Ltd. Competition from these competitors increased in 1999 and in 2000, and we expect that such competition will continue to intensify. We believe that we compete favorably on each of the competitive elements in this market.

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

     We are subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our sales demonstrations and research and development. Failure to comply with present or future regulations could result in substantial liability to us, suspension or cessation of our operations, restrictions on our ability to expand at our present locations or requirements for the acquisition of significant equipment or other significant expense. To date, we have adequately complied with environmental rules and regulations. Such compliance has not materially affected our operations.

INTELLECTUAL  PROPERTY

     We believe that because of the rapid technological change in the semiconductor industry, our future prospects will depend primarily upon the expertise and creative skills of our personnel in process technology, new product development, marketing, application engineering and product engineering, rather than on patent protection. Nevertheless, we have a policy to actively pursue domestic and foreign patent protection to cover technology developed by us. We hold 23 United States patents with thirteen patent applications pending in the United States as well as several foreign patents and patent applications covering various aspects of our products and processes. Where appropriate, we intend to file additional patent applications to strengthen our intellectual property rights.

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

EMPLOYEES

     As of March 15, 2001, we employed approximately 139 full-time employees worldwide. The success of our future operations depends in large part on our ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense, particularly in the San Francisco bay area, where our headquarters are located. At times we have experienced difficulty in attracting new personnel, and we may not be successful in retaining or recruiting sufficient key personnel in the future. None of our employees is represented by a labor union, and we have never experienced a work stoppage, slowdown or strike. We consider our relationships with our employees to be good.

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

     Ion  implant  sales  accounted  for  65%  of  total  revenues  for  1998.

     Information regarding our foreign and domestic operations and export sales is included in Note 12 of Notes to Consolidated Financial Statements.


RECENT  DEVELOPMENTS

     On March 28, 2001, we converted our existing $10 million Venture Bank line of credit to an asset-based line of credit. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line are secured by all corporate assets and bear interest at 9.6% per annum and an administrative fee of a quarter of one percent on all advances. This line will not have accounts receivable customer concentration limitations, will allow borrowing against foreign receivables, and will have no financial covenants. It will expire in March, 2002.


     In March, 2001, we received an order from a major Japanese semiconductor manufacturer for a 300mm ALD system to be used for gate stack applications. This is our first order for 300mm ALD technology, and the first order from a Japanese customer since we reopened our Genus Japan office. The system is scheduled to ship during the fourth quarter of 2001.

     In March, 2001, we received a multiple system purchase order from a major thin film head (disk drive) manufacturer for multiple ALD systems. This is the first order for our ALD technology for a non-semiconductor application. The first system is scheduled for delivery early in the second quarter and the second system is scheduled for shipment no later than December 31, 2001.


ITEM  2.  PROPERTIES

     We maintain our headquarters, manufacturing and research and development operations in Sunnyvale, California. We have a lease for a facility totaling approximately 100,500 square feet. Our lease expires in October 2002, with a current annual rental expense of approximately $772,000. In 2000 we subleased approximately 38,000 square feet to a third parties. In December, 2000, one of the parties terminated their sublease, and we reclaimed 11,000 square feet of office space. We currently sublease approximately 27,000 square feet to a third party. We also lease sales and support offices in Seoul, South Korea, Tokyo and Japan. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed. However, our future growth may require that we secure additional facilities or expand our current facilities further before the term of our headquarters lease expires. Any move to new facilities or expansion could be disruptive and cause us to incur significant unexpected expense. Our present lease expires in October of 2002 and we have an option to renew the lease for five years at 95% of fair market value.

ITEM  3.  LEGAL  PROCEEDINGS

     In January 2000, we settled, prior to arbitration, a dispute with Varian Associates, Inc. relating to the sale of our ion implant product line to Varian in July 1998. The original dispute involved the rights to one ion implant product sale and related inventory. As part of the final settlement, Varian received the ion implant product and we recorded a non-recurring charge of $543,000 relating to a write-off of a receivable from Varian.

     In July 1999, we were named as a co-defendant in a claim filed at the Superior Court of the state of California for the county of Santa Clara, involving an automobile accident by one of our former employees which resulted in the death of an individual. Significant general, punitive and exemplary damages are being sought by the plaintiffs. Recently, a demand was placed by the plaintiff that is within our insurance policy limits. While we believe we are not at fault in this matter, we have instructed our insurance carrier to pay the demand in an effort to avoid the costs associated with going to trial. Although the outcome of this matter is not presently determinable, we do not believe that resolution of this matter will have a material adverse effect on our financial position or results of operations.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

    None.

                                     PART II


ITEM  5.   MARKET  FOR  THE  REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Common  Stock  Information

     Our common stock is traded in the over-the-counter market under the NASDAQ symbol GGNS. The only class of Genus securities that is traded is Genus common stock. The high and low closing sales prices for 2000 and 1999 set forth below are as reported by the NASDAQ National Market System. At March 22, 2001, we had 372 registered shareholders as reported by Mellon Investor Services. The closing sales price of Genus common stock on December 29, 2000, the last trading day in 2000, was $ 1-19/32.


                    2000                  1999
                    ----                   ----
                  HIGH      LOW       HIGH       LOW
                -------  --------  -------    --------
First Quarter.  $16-3/4  $  4-1/4    $2-7/16  $ 1-5/32
Second Quarter   12-5/16    5-5/8     3-3/8     1-1/4
Third Quarter.   10         3-13/16    3-3/4    2-9/32
Fourth Quarter   4-3/4      1-19/32   5-7/16    1-31/32


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

ITEM  6.  SELECTED  FINANCIAL  DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA



                                                                    YEARS  ENDED  DECEMBER  31,
                                                                     ---------------------------

                                                          2000      1999     1998(1)     1997       1996
                                                        --------  --------  ---------  ---------  ---------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales. . . . . . . . . . . . . . . . . . . . . . .  $40,638   $28,360   $ 32,431   $ 84,286   $ 82,509
Costs and expenses:
  Costs of goods sold. . . . . . . . . . . . . . . . .   24,385    16,628     24,201     54,762     55,537
  Research and development . . . . . . . . . . . . . .    8,659     5,368      8,921     12,327     14,639
  Selling, general and administrative. . . . . . . . .   10,093     7,930     14,115     20,326     17,901
  Restructuring and other(2)(3). . . . . . . . . . . .        0       543     12,707          0      5,890
                                                        --------  --------  ---------  ---------  ---------
Loss from operations . . . . . . . . . . . . . . . . .   (2,499)   (2,109)   (27,513)    (3,129)   (11,458)
Other income (expense), net. . . . . . . . . . . . . .      108       669        (86)    (1,363)        53
                                                        --------  --------  ---------  ---------  ---------
Loss before provision for income taxes and
  cumulative effect of change in accounting principle    (2,391)   (1,440)   (27,599)    (4,492)   (11,405)
Provision for (benefit from) income taxes. . . . . . .      490       177          1     14,844     (2,200)
                                                        --------  --------  ---------  ---------  ---------
Loss before cumulative effect of change in
  accounting principle . . . . . . . . . . . . . . . .   (2,881)   (1,617)   (27,600)   (19,336)    (9,205)
Cumulative effect of change in accounting principle      (6,770)        0          0          0          0
                                                        --------  --------  ---------  ---------  ---------
Net loss . . . . . . . . . . . . . . . . . . . . . . .   (9,651)   (1,617)   (27,600)   (19,336)    (9,205)
Deemed dividends on preferred stock. . . . . . . . . .        0         0     (1,903)         0          0
                                                        --------  --------  ---------  ---------  ---------
Net loss attributable to common shareholders . . . . .  $(9,651)  $(1,617)  $(29,503)  $(19,336)  $ (9,205)
                                                        ========  ========  =========  =========  =========
Net income (loss) per share before cumulative effect
  of change in accounting principle
  Basic. . . . . . . . . . . . . . . . . . . . . . . .    (0.15)    (0.09)     (1.71)     (1.15)     (0.56)
  Diluted. . . . . . . . . . . . . . . . . . . . . . .    (0.15)    (0.09)     (1.71)     (1.15)     (0.56)
Net income (loss) per share:
  Basic. . . . . . . . . . . . . . . . . . . . . . . .    (0.51)    (0.09)     (1.71)     (1.15)     (0.56)
Diluted. . . . . . . . . . . . . . . . . . . . . . . .    (0.51)    (0.09)     (1.71)     (1.15)     (0.56)
Shares used in computing net income (loss) per share:
  Basic. . . . . . . . . . . . . . . . . . . . . . . .   18,937    18,134     17,248     16,860     16,423
  Diluted. . . . . . . . . . . . . . . . . . . . . . .   18,937    18,134     17,248     16,860     16,423

The following are pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively to years prior to 2000.


Sales . . . . . . . . . . . .                            $ 40,638  $ 27,992  $ 33,599       *            *
Net income (loss) . . . . . .                              (2,881)   (3,232)  (25,963)      *            *
Net income (loss) per share:
  Basic . . . . . . . . . . .                            $  (0.15)  $ (0.18) $  (1.51)      *            *
  Diluted . . . . . . . . . .                            $  (0.15)  $ (0.18) $  (1.51)      *            *


                                                                    DECEMBER  31,
                                                                    -------------
                                                   2000     1999     1998     1997     1996
                                                  -------  -------  -------  -------  -------
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents. . . . . . . . . . . .  $ 3,136  $ 6,739  $ 8,125  $ 8,700  $11,827
Working capital. . . . . . . . . . . . . . . . .      896   14,151   15,799   30,774   39,290
Total assets . . . . . . . . . . . . . . . . . .   44,535   27,744   31,827   76,738   89,132
Long-term debt and capital lease obligations . .        0        0       50      971    1,260
Redeemable Series B convertible preferred stock.        0        0      773        0        0
Total shareholders' equity . . . . . . . . . . .  $11,292  $19,378  $19,953  $48,357  $68,251

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

*  Data  is  not  available  to  provide  pro forma information for these years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations is being provided using both the historical method and the new SAB 101 method. This data should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     We are a leading supplier of advanced manufacturing systems for the worldwide semiconductor industry. Semiconductor manufacturers use our leading-edge thin film deposition equipment and process technology to produce integrated circuits, commonly called chips, that are incorporated into a variety of products, including personal computers, communications equipment and consumer electronics. We pioneered the development of chemical vapor deposition tungsten silicide, which is used in certain critical steps in the manufacture of integrated circuits. In addition, we are leading the commercialization of atomic layer deposition, also known as ALD technology. This technology is designed to enable a wide spectrum of thin film applications such as aluminum oxide, tungsten nitride and other advanced dielectric and conducting metal barrier materials for advanced integrated circuit manufacturing.

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

     In 1998, we recorded restructuring and other charges of approximately $12.7 million which included personnel charges of $1.7 million associated with our workforce reduction, $5.4 million in inventory write-downs, $1.1 million in leasehold improvement write-offs, $1.4 million for expenses associated with the closing of several sales offices, transaction losses as a result of the sale of the ion implant product line to Varian, $1.0 million for legal, accounting, and banking fees associated with the Varian transaction and $2.0 million for ion implant inventory related to the dispute with Varian in connection with the Varian transaction.

     Over the past few years, we were dependent on one customer, Samsung, for a majority of our thin film product revenue. Samsung accounted for 91% of our net sales in 2000 and 83.9% in 1999. There is no long-term agreement between us and Samsung. In 1999, we shipped our Lynx2 system to a new customer, Micron Technology, and in the first quarter of 2000, we shipped an ALD system to Infineon Technologies, also a new customer.

     The Company's selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective January 1, 2000, to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company deferred the recognition of revenue from such equipment sales until installation is complete and the product is accepted by the customer.
Prior to January 1, 2000, revenue related to systems had been generally recognized upon shipment. A provision for the estimated future cost of system installation, warranty and commissions was recorded when revenue was recognized.

     Our business depends upon capital expenditures by semiconductor manufacturers. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for devices which use integrated circuits. The semiconductor industry suffered a significant downturn beginning in late 1997. This was a result of several factors, including the economic crisis in Asia, semiconductor industry over-capacity and reduced profitability for semiconductor manufacturers resulting from the decreasing prices of personal computers. Accordingly, many semiconductor manufacturers delayed planned new equipment purchases until 1999, which significantly impacted our 1998 sales. The overall market improved throughout 1999 and 2000, and accordingly we experienced progressively higher thin film sales in 1999 and 2000 compared with 1998. The cyclical nature of the semiconductor equipment market continues to present challenges to us in terms of our ability to forecast both near and long-term sales. As such, we cannot assure you that this increase in sales represents a trend that will continue into the future. The sharp downturn that has affected the U.S. economy in early 2001 has meant a decrease in overall financial performance expectations. We expect this large-scale economic downturn to continue through the first half of 2001, if not longer.

     International net sales, predominantly to customers based in South Korea, accounted for 92.4% of total net sales in 2000, 86.5% of total net sales in 1999 and 56.7% of total net sales in 1998. To date, all sales have been denominated in U.S. dollars. We anticipate that international sales, and in particular from South Korea, will continue to account for a significant portion of our total net sales.

     The local currency is the functional currency for our foreign operations in South Korea and Japan. All other currency is dollar denominated. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of shareholders' equity and comprehensive income/loss. Foreign currency transaction gains and losses are recognized in the statement of operations.

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

RESULTS  OF  OPERATIONS

     The following table sets forth, expressed as a percentage of total net sales, certain consolidated statements of operations data for the periods indicated:



                                                                YEAR  ENDED  DECEMBER  31,
                                                                --------------------------

                                                                  2000     1999    1998
                                                                 -------  ------  -------
Net sales                                                         100.0%  100.0%   100.0%
Costs and expenses:
  Cost of goods sold. . . . . . . . . . . . . . . . . . . . . .    60.0    58.6     74.6
  Research and development. . . . . . . . . . . . . . . . . . .    21.3    18.9     27.5
  Selling, general and administrative . . . . . . . . . . . . .    24.8    28.0     43.5
  Restructuring and Other . . . . . . . . . . . . . . . . . . .       0     1.9     39.2
                                                                 -------  ------  -------
Loss from operations                                               (6.1)   (7.4)   (84.8)
Other income (expense), net . . . . . . . . . . . . . . . . . .     0.2     2.3     (0.3)
                                                                 -------  ------  -------
Loss before provision for income taxes and cumulative effect of
  change in accounting principle. . . . . . . . . . . . . . . .    (5.9)   (5.1)   (85.1)
Provision for income taxes. . . . . . . . . . . . . . . . . . .     1.2     0.6        0
                                                                 -------  ------  -------
Loss before cumulative effect of change in accounting principle    (7.1)   (5.7)   (85.1)
Cumulative effect of change in accounting principle . . . . . .   (16.6)      0        0
                                                                 -------  ------  -------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  (23.7)%  (5.7)%  (85.1)%
                                                                 =======  ======  =======

YEARS  ENDED  DECEMBER  31,  2000  AND  1999

    NET SALES. Net sales in 2000 were $40.6 million compared with net sales of $28.4 million in 1999, representing an increase of 43%. A total of 12 systems were accepted by the customer in 2000, and qualified for revenue recognition. A total of 5 systems that shipped in 2000 were not signed off and accepted by customers, and this revenue was deferred at December 31, 2000. Export sales accounted for 92% of revenue in 2000 compared with 86% in 1999. Net sales for 2000 of $40.6 million, compared to $28.0 million which reflect the 1999 net sales applying the change in accounting principle related to revenue recognition, represents an increase of 45.2%.

    COST OF GOODS SOLD. Costs of goods sold in 2000 was $24.4 million compared with $16.6 million in 1999. Gross profit in 2000 was $16.3 million, representing 40% of net sales, compared with $11.7 million or 41.4% of net sales in 1999. Costs of goods sold for 1999 reflecting the change in accounting principle were $17.9 million and the gross profit was $10.1 million or 36%. The gross margin % was lower on higher sales volumes, and was attributed to lower margins due to competitive pricing pressures on our standard tungsten silicide products, and increased worldwide customer service and manufacturing expenses to support our sales growth in 2000, including a new office in Japan. Our gross profits have historically been affected by variations in average selling prices, configuration differences, changes in the mix of product sales, unit shipment levels, the level of foreign sales and competitive pricing pressures.

     RESEARCH AND DEVELOPMENT. Research and development expenses in 2000 were $8.7 million compared with $5.4 million in 1999, representing an increase of 61%. As a percentage of net sales, research and development expenses were 21.3% in 2000 and 18.9% in 1999. The increase in research and development expenses is attributable to investments in development programs for ALD productization and films, our 3 300mm system, new tungsten products, and continuous improvement programs for existing products. These programs are essential in our efforts to broaden our customer base and penetrate new markets in both semiconductor and non-semiconductor applications. We expect research and development expenses to increase in the future.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $10.1 million in 2000 compared with $7.9 million in 1999, representing an increase of 27%. As a percentage of net sales, selling, general and administrative expenses were 24.8% in 2000 and 28.0% in 1999. The $2.2 million increase in 2000 was due primarily to increased investment in sales and marketing to support the 43% percent revenue growth and 66% shipment growth we experienced in 2000, and focused efforts toward new customers and market segments.

     OTHER INCOME (EXPENSE), NET. We had other income (net) of $108,000 in 2000 compared with other income of $669,000 in 1999. Other income in 2000 consisted of interest income and foreign currency exchange gains due to the strengthening of the Korean won against the U.S. dollar during the first half of 2000, offset by foreign currency exchange losses incurred in the fourth quarter. In 1999, other income included interest income and foreign currency exchange gains.

     PROVISION FOR INCOME TAXES. We had income taxes of $490,000 in 2000 compared with $177,000 of income taxes in 1999. In both years, income taxes were related to income generated from our South Korean subsidiary. At December 31, 2000, we had federal net operating loss carry-forwards of $80.5 million and state net operating loss carry-forwards of $6.7 million.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. We recorded a non-recurring charge of $6.77 million for the cumulative effect of a change in accounting principle due to the adoption of SAB 101. This amount represents the gross profit on systems that shipped during 1999, but did not receive final customer acceptance during 1999. Included in this number were 5 systems and some upgrades which had a total sales value of $13.5 million.


ACCOUNTING  CHANGE

     In December 2000, the Company changed its accounting method for recognizing revenue on sales with an effective date of January 1, 2000. The Company's selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective January 1, 2000, to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company deferred recognition of revenue from such equipment sales until installation is complete and the product is accepted by the customer. The
Company previously recognized revenue related to systems upon shipment. A provision for the estimated future cost of system installation, warranty and commissions was recorded when revenue was recognized. Service revenue is recognized when service has been completed.

     The cumulative effect in prior years of the change in accounting method was a charge of $6.77 million or $0.36 per diluted share.

     The table set forth below shows three years' comparative data where 1998 and 1999 are shown as reported in prior years' financial statements and 2000 as how it would have been without the change in accounting principle for revenue recognition. The 2000 numbers are not presented under Generally Accepted Accounting Principles. The purpose of this table is to make it easier for the reader to understand the impact of the change under the Staff Accounting Bulletin No. 101.


                                                        YEAR  ENDED  DECEMBER  31,
                                                        --------------------------
                                                        2000      1999      1998
                                                       -------  --------  --------
INCOME STATEMENT

Net sales . . . . . . . . . . . . . . . . . . . . . .  $47,186  $28,360   $ 32,431
Cost of goods sold. . . . . . . . . . . . . . . . . .  $27,713  $16,628   $ 24,201
Net income (loss) attributable to common shareholders  $   286  $(1,617)  $(29,503)


YEARS ENDED DECEMBER 31, 2000 AND 1999 ON A HISTORICAL BASIS, WITHOUT GIVING EFFECT TO SAB 101

    NET SALES. Net sales in 2000 were $47.2 million compared with net sales of $28.4 million in 1999, representing an increase of 66%. Most of this consisted of current generation tungsten silicide business to Samsung, but we also shipped our ALD technology to a new customer, Infineon Technologies, and to an existing ALD customer, Micron Technology. Export sales accounted for 98% of our net sales in 2000, compared to 86% in 1999.

     COST OF GOODS SOLD. Costs of goods sold in 2000 was $27.7 million compared with $16.6 million in 1999. Gross profit in 2000 was $19.5 million, or 41% of sales, compared to 11.7 million or 41.4% of net sales in 1999. The gross margin % was lower on higher sales volumes, and was attributed to lower margins due to competitive pricing pressures on our standard tungsten silicide products, and increased worldwide customer service and manufacturing expenses to support our sales growth in 2000, including a new office in Japan. Our gross profits have historically been affected by variations in average selling prices, configuration differences, changes in the mix of product sales, unit shipment levels, the level of foreign sales and competitive pricing pressures.

YEARS  ENDED  DECEMBER  31,  1999  AND  1998

     NET SALES. Net sales in 1999 were $28.4 million compared with net sales of $32.4 million in 1998, representing a decrease of 12.6%. The decline in our net sales was primarily due to the divestiture of the ion implant product line to Varian, which contributed $21.1 million of net sales in 1998 and none in 1999, offset by increased demand for our thin film products as the semiconductor equipment industry emerged from the 1998 and 1997 recession. Our 1999 thin film product net sales of $28.4 million was an increase of over 150% from 1998 levels of thin film product sales. Export sales accounted for 86% of our net sales in 1999 compared with 56% in 1998.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2000, our cash and cash equivalents were $3.1 million, a decrease of $3.6 million from cash and cash equivalents of $6.7 million held as of December 31, 1999. At December 31, 2000, our accounts receivable were $8.5 million, an increase of $850,000 from accounts receivable of $7.6 million at December 31, 1999.

     Cash used in operating activities totaled $2.3 million in 2000. Cash was primarily used by the net loss of $9.7 million and increased inventories of $10.4 million and accounts receivable of $850,000, offset by non-cash charges and increases in deferred revenue and accounts payable. Accounts payable increased primarily due to increased sales volumes, and managing the non-linear nature of our shipments and timing of collections from our customers. Inventory increased due to material on hand for four systems, two that we had expected to ship during the fourth quarter, and for two other systems which were scheduled to ship early in the first quarter of 2001, as well as an increase in inventory at customer sites. Accounts receivable increased due to two systems that we shipped late in the fourth quarter of 2000 and were not collected until the first quarter of 2001. In 1999, cash provided by operating activities totaled $4.5 million, and consisted of a decrease in accounts receivable of $5.1 million, an increase in accounts payable of $2.0 million, and depreciation and amortization of $1.8 million. Net cash provided by operating activities was also affected by the reported net loss in 1999 of $1.6 million and an increase in inventories of $1.9 million.

     Financing activities provided $4 million of cash in 2000. Net short term borrowings were $2.7 million, and proceeds from the issuance of common stock from our Employee Stock Purchase and Incentive Stock Option Plans totaled $1.3 million. In 1999, $3.7 million was used in financing activities, primarily for the payment of the short-term borrowings of $4.0 million, offset by $322,000 received from the issuance of common stock from our Employee Stock Purchase and Incentive Stock Option Plans.

     We had capital expenditures of $5.1 million during 2000. These expenditures principally related to the acquisition of machinery and equipment for our research and development and applications laboratories, expansion and upgrading of our Sunnyvale, California facility, and improvements to our enterprise resource planning business system. We currently anticipate that additional capital expenditures will be funded through lease financing or from our working capital.

     Our primary source of funds at December 31, 2000 consisted of $3.1 million in cash and cash equivalents, and $8.5 million of accounts receivable, most of which we expect to collect or to have been collected during 2001.


     In November 1999, we entered into a $10 million revolving line of credit with Venture Bank. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line are secured by all corporate assets and bear interest at prime plus 0.25%. The line of credit expires in November 2001. The line of credit contains covenants that require us to maintain a minimum quick ratio and a maximum debt to tangible net equity ratio. In addition, the line of credit requires us to have annual profitability beginning in 2000 and a maximum quarterly loss of $1 million with no two consecutive quarterly losses. Additionally, we are prohibited from distributing dividends. At December 31, 2000, the Company was in default of certain of the covenants and Venture Bank has granted the Company a waiver of the default. The amount available to borrow at December 31, 2000 was $4.4 million at a rate of 9.75%. There was $2.7 million outstanding at the end of December, 2000.

     On March 28, 2001, we converted our existing $10 million Venture Bank line of credit to an asset-based line of credit. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line are secured by all corporate assets and bear interest at 9.6% per annum and an administrative fee of a quarter of one percent on all advances. This line will not have accounts receivable customer concentration limitations, will allow borrowing against foreign receivables, and will have no financial covenants. It will expire in March, 2002.

     We believe that our existing working capital, as well as the $10 million Venture Bank line of credit, will be sufficient to satisfy our cash needs for the next 12 months. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to us, which could have a material adverse affect on our business, financial condition and results of operations. Any additional equity financing may be dilutive to shareholders, and any additional debt financing, if available, may involve restrictive covenants.

     During the year ended December 31, 2000, the Company was in the process of executing its business strategy and has plans to eventually achieve profitable operations. Management believes that existing cash and available financing will be sufficient to meet projected working capital, capital expenditures and other cash requirements for the next twelve months. Accordingly, these financial statements have been prepared on a going concern basis.


RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of SFAS 133." SFAS No. 138 amends certain terms and conditions of SFAS 133. SFAS 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether is has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. We adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on our financial statements.

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

WE HAVE EXPERIENCED LOSSES OVER THE LAST FEW YEARS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

We have experienced losses of $9.6 million, $1.6 million and $29.5 million for 2000, 1999 and 1998, respectively.

We may not be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or achieve and maintain consistent profitability on a quarterly or annual basis. As a result, our business could be materially harmed.

SUBSTANTIALLY  ALL OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE CUSTOMERS

     Historically, we have relied on a small number of customers for a substantial portion of our net sales. For example, Samsung Electronics Company, Ltd. and Micron Technology, Inc. accounted of 91% and 5% of our net sales in 2000. Samsung Electronics Company, Ltd. and Infineon Technologies accounted of 90% and 6% of total shipments made in 2000, which would have been recorded as revenue under the historical accounting method. In addition, Samsung Electronics Company, Ltd., and Infineon Technologies represented 92% of accounts receivable at December 31, 2000. The semiconductor manufacturing industry generally consists of a limited number of larger companies. We consequently expect that a significant portion of our future product sales will be concentrated within a limited number of customers.

     None of our customers has entered into a long-term agreement with us requiring them to purchase our products. In addition, sales to these customers may decrease in the future when they complete their current semiconductor equipment purchasing requirements. If any of our customers were to encounter financial difficulties or become unable to continue to do business with us at or near current levels, our business, results of operations and financial condition would be materially adversely affected. Customers may delay or cancel orders or may stop doing business with us for a number of reasons including:

- -     customer  departures  from  historical  buying  patterns;

- -     general  market  conditions;

- -     economic  conditions;  or

- -     competitive  conditions in the semiconductor industry or in the industries that  manufacture  products  utilizing  integrated  circuits.

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

OUR FINANCIAL REPORTING ACTIVITIES WILL CONTINUE TO BE IMPACTED BY SAB 101 RULES FOR REVENUE RECOGNITION.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Prior to SAB 101, we generally recognized revenue upon shipment of a system. Applying the requirements of SAB 101 to the selling arrangements we had used for the sale of semiconductor production equipment required a change in our accounting policy for revenue recognition and deferral of the recognition of revenue from such equipment sales until installation is complete and accepted by the customer. The effect of such a change had to be recognized as a cumulative effect of a change in accounting no later than the quarter ending December 31, 2000. Although SAB 101 applies to every company within our industry, there are risks that our stock price may be materially and adversely impacted by SAB 101 going forward. Since revenue is no longer recognized when a system ships but when installation is complete and customer acceptance occurs, any delays in acceptance, either by the customer or by Genus, may have a material adverse effect on our results of operations. In addition, the adoption of SAB 101 and its impact on our historical and projected financial performance may not be fully understood by our investors and analysts, and this may have a material adverse effect on the price of our stock.

WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES, AND

     Export sales accounted for approximately 98%, 86% and 56% of our total net sales in 2000, 1999 and 1998, respectively. Net sales to our South Korean-based customers accounted for approximately 92%, 84% and 30% of total net sales, respectively. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to certain risks, including:

- -     unexpected  changes  in  law  or  regulatory  requirements;
- -     exchange  rate  volatility;
- -     tariffs  and  other  barriers;
- -     political  and  economic  instability;
- -     difficulties  in  accounts  receivable  collection;
- -     extended  payment  terms;
- -     difficulties  in  managing  distributors  or  representatives;
- -     difficulties  in  staffing  our  subsidiaries;
- -     difficulties  in  managing  foreign  subsidiary  operations;  and
- -     potentially  adverse  tax  consequences.
     Our foreign sales are primarily denominated in U.S. dollars and we do not engage in hedging transactions. As a result, our foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could affect the price of our products.

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

     Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. Although we are marketing our ALD technology to non-semiconductor markets such as magnetic thin film heads, flat panel displays, MEMS and inkjet printers, we are still very dependent on the semiconductor market. The semiconductor industry is cyclical and experiences periodic downturns both of which reduce the semiconductor industry's demand for semiconductor manufacturing capital equipment. Semiconductor industry downturns have significantly decreased our revenues, operating margins and results of operations in the past. There is a risk that our revenues and operating results will be materially harmed by any future downturn in the semiconductor industry.

OUR  FUTURE  GROWTH  IS  DEPENDENT  ON  ACCEPTANCE  OF NEW THIN FILMS AND MARKET
ACCEPTANCE  OF  OUR  SYSTEMS  RELATING  TO  THOSE  THIN  FILMS

     We believe that our future growth will depend in large part upon the acceptance of our new thin films and processes, especially ALD. As a result, we expect to continue to invest in research and development in these new thin films and the systems that use these films. There can be no assurance that the market will accept our new products or that we will be able to develop and introduce new products or enhancements to our existing products and processes in a timely manner to satisfy customer needs or achieve market acceptance. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

WE ESTABLISHED A DIRECT SALES ORGANIZATION IN JAPAN AND WE MAY NOT SUCCEED IN EFFECTIVELY PENETRATING THE JAPANESE MARKETPLACE

     We terminated our relationship with our distributor, Innotech Corp. in Japan in 1998. In 2000, we invested significant resources in Japan by establishing a direct sales organization, Genus-Japan, Inc. Although we continue to invest significant resources in our Japan office, we may not be able to attract new customers in the Japanese semiconductor industry, and as a result, we may fail to yield a profit or return on our investment in Japan.

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


BUSINESS  INTERRUPTIONS  COULD  ADVERSELY  AFFECT  OUR  BUSINESS.
     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A disaster could severely damage our ability to deliver our products to our customers. Our products depend on our ability to maintain and protect our operating equipment and computer systems, which are primarily located in or near our principal headquarters in Sunnyvale, California. Sunnyvale exists near a known earthquake fault zone. Although our facilities are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Further, our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. Although we maintain general business insurance against fires, floods and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.


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

ITEM  8.  CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, independent accountants, dated February 12, 2001, except as to the second paragraph of Note 6, which is as of March 28, 2001, are included in a separate section of this Report.

SUPPLEMENTARY  DATA:  SELECTED  CONSOLIDATED  QUARTERLY  DATA

The following table presents our consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2000. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicated of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in "Business Risks."




                                                                                FIRST QTR    SECOND QTR    THIRD QTR    FOURTH QTR
                                                                              ------------  ------------  -----------  ------------
                                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
2000
Sales
  As originally reported . . . . . . . . . . . . . .                        $    12,277   $    12,356   $   14,165   $     8,388
  Effect of revenue recognition change . . . . . . .                             (8,451)       (5,770)         378         7,295
                                                                                ----------  ------------  -----------  ------------
  As restated for first three quarters and
    as reported for fourth quarter . . . . . . . . .                              3,826         6,586       14,543        15,683
                                                                                ----------  ------------  -----------  ------------
Gross profit
  As originally reported . . . . . . . . . . . . . .                              5,465         5,450        6,043         2,515
  Effect of revenue recognition change . . . . . . .                             (4,483)       (3,039)         456         3,846
                                                                                 ---------  ------------  -----------  ------------
  As restated for first three quarters and
      as reported for fourth quarter . . . . . . . .                                982         2,411        6,499         6,361
                                                                                 ---------  ------------  -----------  ------------
Cumulative effect of change in
        accounting principle . . . . . . . . . . . .                             (6,770)           --           --            --
                                                                                 -------  ------------  -----------  ------------
Net income (loss)
  As originally reported . . . . . . . . . . . . . .                                971           955        1,190        (2,830)
  Effect of revenue recognition change . . . . . . .                            (11,308)       (3,014)         456         3,929
                                                                                --------  ------------  -----------  ------------
  As restated for first three quarters and
      as reported for fourth quarter . . . . . . . .                       $    (10,337)  $    (2,059)  $    1,646   $     1,099
                                                                                ========  ============  ===========  ============

Basic income per share: Income before
     cumulative effect of accounting change
  As originally reported . . . . . . . . . . . . . .                        $      0.05   $      0.05   $     0.06   $     (0.15)
  Effect of revenue recognition change . . . . . . .                              (0.24)        (0.16)        0.03          0.21
                                                                                -----------  ------------  -----------  ------------
  As restated for first three quarters and
          as reported for fourth quarter . . . . . .                              (0.19)        (0.11)        0.09          0.06
                                                                                ---------  ------------  -----------  ------------
Cumulative effect of change
in accounting principle. . . . . . . . . . . . . . .                              (0.36)           --           --            --
                                                                                -------  ------------  -----------  ------------

Net income
  As originally reported . . . . . . . . . . . . . .                               0.05          0.05         0.06         (0.15)
  Effect of revenue recognition change . . . . . . .                              (0.60)        (0.16)        0.03          0.21
                                                                                 --------  ------------  -----------  ------------
  As restated for first three quarters and
          as reported for fourth quarter . . . . . .                        $     (0.55)  $     (0.11)  $     0.09   $      0.06
                                                                                 =======  ============  ===========  ============

Diluted income per share: Income before
     cumulative effect of accounting change
  As originally reported . . . . . . . . . . . . . .                        $     0.05   $      0.05   $     0.06   $     (0.15)
  Effect of revenue recognition change                                            (0.24)        (0.16)       0.02          0.20
                                                                                 ------  ------------  -----------  ------------
  As restated for first three quarters and
          as reported for fourth quarter . . . . . .                              (0.19)        (0.11)        0.08          0.05
                                                                                 ------  ------------  -----------  ------------
 Cumulative effect of change in
     accounting principle. . . . . . . . . . . . . .                              (0.36)           --           --            --
                                                                                -------  ------------  -----------  ------------

 Net income (loss)
  As originally reported . . . . . . . . . . . . . .                               0.05          0.05         0.06         (0.15)
  Effect of revenue recognition change                                            (0.60)        (0.16)        0.02          0.20
                                                                                 ------  ------------  -----------  ------------
 As restated for first three quarters and
      as reported for fourth quarter . . . . . . . .                         $    (0.55)  $     (0.11)  $     0.08   $      0.05
                                                                                 ========  ============  ===========  ============


1999
Sales. . . . . . . . . . . . . . . . . . . . . . . .                          $   5,953   $     7,966   $    8,818   $     5,623
Gross profit . . . . . . . . . . . . . . . . . . . .                              2,349         3,471        3,797         2,115
Net income (loss). . . . . . . . . . . . . . . . . .                               (611)          179          313        (1,498)
Basic net income (loss) per share. . . . . . . . . .                              (0.03)         0.01         0.02         (0.08)
Diluted net income (loss) per share. . . . . . . . .                          $   (0.03)  $      0.01   $     0.02   $     (0.08)

Pro forma amounts for 1999 assuming the change in
accounting principle related to revenue recognition
was applied retroactively:
  Sales. . . . . . . . . . . . . . . . . . . . . . .                          $   6,240   $     6,346   $    8,706   $     6,700
  Gross profit . . . . . . . . . . . . . . . . . . .                              2,646         2,214        2,938         2,320
  Net income (loss). . . . . . . . . . . . . . . . .                               (314)       (1,078)        (546)       (1,294)
  Basic net income (loss) per share. . . . . . . . .                              (0.02)        (0.06)       (0.03)        (0.07)
  Diluted net income (loss) per share. . . . . . . .                          $   (0.02)  $     (0.06)  $    (0.03)  $     (0.07)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report pursuant to Regulation 14A relating to the Registrant's 2001 Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 24, 2001, and certain information included therein is incorporated herein by reference.

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     As of December 31, 2000, the directors and executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:



   NAME                   AGE           POSITION
- --------------------------------------------------------------------
William W.R. Elder. . .    62  Chairman of the Board, President and Chief Executive Officer
Thomas E. Seidel, Ph.D.    65  Executive Vice President, Chief Technical Officer
Kenneth Schwanda. . . .    42  Vice President, Finance, Chief Financial Officer
Robert A. Wilson. . . .    38  Executive Vice President, Worldwide Sales
Mario M. Rosati . . . .    54  Secretary and Director
Todd S. Myhre . . . . .    56  Director
G. Frederick Forsyth. .    56  Director
George D. Wells . . . .    65  Director
Robert J. Richardson. .    54  Director

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

     MARIO M. ROSATI has served as our Secretary since May 1996 and as a director since our inception in November 1981. He has been a member, since 1971, of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation, general counsel to the Company. Mr. Rosati is also a director of Aehr Test Systems, a manufacturer of computer hardware testing systems, MyPoints.com, Inc., a web and email-based direct marketing company, Sanmina Corporation, an electronics contract manufacturer, Symyx Technologies, Inc., a combinatorial materials science company, The Management Network Group, Inc., a management consulting firm focused on the telecommunications industry, and Vivus, a specialty pharmaceutical company, all publicly-held companies. He is also a director of a number of privately-held companies.

     TODD S. MYHRE has served as a director since January 1994. Since September 1999, he served as Interim Chief Executive Officer and a Board member for Ybrain.com, an e-commerce company focused on the college student market. From April 1998 to August 1999 and from September 1995 to January 1996, he served as President, Chief Executive Officer, and a Board member of GameTech International, an electronic gaming manufacturer. From February 1996 to February 1998, Mr. Myhre was an international business consultant. From January 1993 to August 1993, from August 1993 to December 1993 and from January 1994 to August 1995, Mr. Myhre served as Vice President and Chief Financial Officer of the Company, as Executive Vice President and Chief Operating Officer and as President and a Director of the Company.

     G. FREDERICK FORSYTH has served as a director since February 1996. Since May 2000, Mr. Forsyth has served as President and CEO of NewRoads, Inc. From March 1999 to May 2000, Mr. Forsyth served as President, Systems Engineering and Services of Solectron Corp. From August 1997 to March 1999, Mr. Forsyth served as President, Professional Products Division of Iomega, Inc. From June 1989 to February 1997, Mr. Forsyth was associated with Apple Computer, Inc., a personal computer manufacturer, in various senior management positions, most recently as Senior Vice President and General Manager, Macintosh Product Group.

     GEORGE D. WELLS has served as a director since March 2000. From July 1992 to October 1996, Mr. Wells served as President and Chief Executive Officer of Exar Corporation. From April 1985 to July 1992, he served as President and Chief Operating Officer of L.S.I. Logic Corporation and became Vice Chairman in March 1992. From May 1983 to April 1985, Mr. Wells was President and Chief Executive Officer of Intersil, Inc., a subsidiary of General Electric Company.

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

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE  AND  REPORTS  ON  FORM 8-K

(a)     The  following  documents  are  filed  as  a  part  of  this  Report:

1.     Financial  Statements.

     Report  of  Independent  Accountants

     Consolidated  Balance  Sheets-December  31,  2000  and  1999

     Consolidated Statements of Operations-Years Ended December 31, 2000, 1999 and 1998

     Consolidated  Statements  of  Shareholders' Equity and comprehensive income
     (loss)-Years  Ended  December  31,  2000,  1999  and  1998

     Consolidated Statements of Cash Flows-Years Ended December 31, 2000, 1999 and 1998

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

     Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Genus, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Genus, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of recognizing revenue to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101.

/s/  PRICEWATERHOUSECOOPERS  LLP
- --------------------------------
PricewaterhouseCoopers  LLP

San  Jose,  California
February 12, 2001, except as to the second paragraph of Note 6, which is as of March 28, 2001

                          GENUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           DECEMBER  31,
                                                                                           -------------

                                                                                          2000       1999
                                                                                        ---------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,136   $  6,739
  Accounts receivable (net of allowance for doubtful accounts
    of $363 in 2000 and $551 in 1999). . . . . . . . . . . . . . . . . . . . . . . . .     8,479      7,629
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,849      7,266
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       675        883
                                                                                        ---------  ---------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34,139     22,517
  Equipment, furniture and fixtures, net . . . . . . . . . . . . . . . . . . . . . . .    10,207      4,894
  Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       189        333
                                                                                        ---------  ---------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 44,535   $ 27,744
                                                                                        =========  =========

LIABILITIES
Current Liabilities:
  Short-term bank borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,719   $      0
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,647      4,146
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,315      3,748
  Deferred revenue and customer deposits . . . . . . . . . . . . . . . . . . . . . . .    18,562        420
  Current portion of capital lease obligations . . . . . . . . . . . . . . . . . . . .         0         52
                                                                                        ---------  ---------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33,243      8,366
                                                                                        ---------  ---------

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 2,032,000 shares;
    Issued and outstanding, none . . . . . . . . . . . . . . . . . . . . . . . . . . .         0          0
Common stock, no par value:
  Authorized 50,000,000 shares;
    Issued and outstanding, 19,319,000 shares in 2000 and
    18,469,000 shares in 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   102,837    101,042
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (89,523)   (79,872)
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . . . . . . . .    (2,022)    (1,792)
                                                                                        ---------  ---------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,292     19,378
                                                                                        ---------  ---------
    Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . . . . .  $ 44,535   $ 27,744
                                                                                        =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       YEARS  ENDED  DECEMBER  31,
                                                       ---------------------------
                                                       2000      1999      1998
                                                     --------  --------  ---------
Net sales . . . . . . . . . . . . . . . . . . . . .  $40,638   $28,360   $ 32,431
Costs and expenses:
  Cost of goods sold. . . . . . . . . . . . . . . .   24,385    16,628     24,201
  Research and development. . . . . . . . . . . . .    8,659     5,368      8,921
  Selling, general and administrative . . . . . . .   10,093     7,930     14,115
  Restructuring and other . . . . . . . . . . . . .        0       543     12,707
                                                     --------  --------  ---------
    Loss from operations. . . . . . . . . . . . . .   (2,499)   (2,109)   (27,513)
Other income (expense), net . . . . . . . . . . . .      108       669        (86)
                                                     --------  --------  ---------
Loss before provision for income taxes and
  cumulative effect of change in
  accounting principle. . . . . . . . . . . . . . .   (2,391)   (1,440)   (27,599)
Provision for income taxes. . . . . . . . . . . . .      490       177          1
                                                     --------  --------  ---------
Loss before cumulative effect of change in
  accounting principle. . . . . . . . . . . . . . .   (2,881)   (1,617)   (27,600)
Cumulative effect of change in accounting principle   (6,770)        0          0
                                                     --------  --------  ---------
Net loss. . . . . . . . . . . . . . . . . . . . . .   (9,651)   (1,617)   (27,600)
Deemed dividends on preferred stock . . . . . . . .        0         0     (1,903)
                                                     --------  --------  ---------
Net loss attributable to common shareholders. . . .  $(9,651)  $(1,617)  $(29,503)
                                                     ========  ========  =========
Per share data:
Basic and diluted loss per share
  before cumulative effect. . . . . . . . . . . . .  $ (0.15)  $ (0.09)  $  (1.71)
Cumulative effect of change in accounting principle    (0.36)       --         --
                                                     --------  --------  ---------
Basic and diluted net loss per share. . . . . . . .  $ (0.51)  $ (0.09)  $  (1.71)
                                                     ========  ========  =========
Shares used to compute basic and diluted
  net loss per share. . . . . . . . . . . . . . . .   18,937    18,134     17,248
                                                     ========  ========  =========

Pro forma amounts of the retroactive application of the change in accounting principle under SAB 101:

Net sales . . . . .                                  $ 40,638   $27,992   $ 33,599
Net loss. . . . . .                                    (2,881)   (3,232)   (25,963)
Net loss per share:
  Basic . . . . .                                 .  $  (0.15)  $ (0.18)  $  (1.51)
  Diluted . . . .                                    $  (0.15)  $ (0.18)  $  (1.51)

                          GENUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                            ACCUM.
                                                                            OTHER
                                  PREFERRED    COMMON STOCK    ACCUMULATED  COMPREH.
                                     STOCK    SHARES   AMOUNT    DEFICIT     LOSS      TOTAL
                                    --------  ------  --------  ---------  --------  ---------
Balances, January 1, 1998. . . . .  $     0   17,123  $ 99,149  $(48,863)  $(1,929)  $ 48,357
  Issuance of 100 shares of
    Series A convertible
    preferred stock and
    warrants to purchase
    shares of common stock . . . .    6,222        0       385    (1,792)        0      4,815
  Conversion of 2 shares of
    Series A convertible
    preferred stock to
    common stock . . . . . . . . .     (124)     107       124         0         0          0
  Redemption of 70 shares of
    Series A convertible
    preferred stock. . . . . . . .   (4,725)       0         0         0         0     (4,725)
  Exchange of 28 shares of
    Series A convertible
    preferred stock for 28
    shares of Series B
    manditorily redeemable
    convertible preferred stock. .   (1,373)       0         0         0         0     (1,373)
  Issuance of shares of common
    stock under stock option
    plan . . . . . . . . . . . . .        0        5        14         0         0         14
  Issuance of shares of common
    stock under employee stock
    purchase plan. . . . . . . . .        0      238       177         0         0        177
  Net loss . . . . . . . . . . . .        0        0         0   (27,600)        0
  Translation adjustments. . . . .        0        0         0         0       288
  Comprehensive loss . . . . . . .        0        0         0         0         0    (27,312)
                                    --------  ------  --------  ---------  --------  ---------
Balances, December 31, 1998. . . .        0   17,473    99,849   (78,255)   (1,641)    19,953
  Conversion of 16 shares of
    Series B convertible preferred
    stock to 640 shares of
    common stock . . . . . . . . .        0      640       773         0         0        773
  Issuance of shares of common
    stock under stock option
    plan . . . . . . . . . . . . .        0       50       102         0         0        102
  Issuance of shares of common
    stock under employee stock
    purchase plan. . . . . . . . .        0      306       220         0         0        220
  Issuance of warrants to Venture
    Bank to purchase 25 shares of
    common stock . . . . . . . . .        0        0        53         0         0         53
  Amortization of deferred stock
    compensation . . . . . . . . .        0        0        45         0         0         45
  Net loss . . . . . . . . . . . .        0        0         0    (1,617)        0
  Translation adjustments. . . . .        0        0         0         0      (151)
  Comprehensive loss . . . . . . .        0        0         0         0         0     (1,768)
                                    --------  ------  --------  ---------  --------  ---------
Balances, December 31, 1999. . . .        0   18,469   101,042   (79,872)   (1,792)    19,378
  Issuance of shares of common
    Stock under stock option
    plan . . . . . . . . . . . . .        0      490     1,023         0         0      1,023
  Issuance of shares of common
stock from warrants and
    options. . . . . . . . . . . .        0       72         0         0         0          0
  Issuance of shares of common
    stock under employee stock
    purchase plan. . . . . . . . .        0      288       282         0         0        282
  Stock-based compensation . . . .        0        0       490         0         0        490
  Net loss . . . . . . . . . . . .        0        0         0    (9,651)        0
  Translation adjustments. . . . .        0        0         0         0      (230)
  Comprehensive loss . . . . . . .        0        0         0         0         0     (9,881)
                                    --------  ------  --------  ---------  --------  ---------
Balances, December 31, 2000. . . .  $     0   19,319  $102,837  $(89,523)  $(2,022)  $ 11,292
                                    ========  ======  ========  =========  ========  =========

     The accompanying notes are an integral part of the consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                               YEARS  ENDED  DECEMBER  31,
                                                                               ---------------------------

                                                                              2000       1999      1998
                                                                            ---------  --------  ---------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (9,651)  $(1,617)  $(27,600)
  Adjustments to reconcile net loss to net cash from operating activities:
    Cumulative effect of change in accounting principle. . . . . . . . . .     6,770         0          0
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,740     1,805      2,480
    Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . .      (188)       51      1,670
    Restructuring and other. . . . . . . . . . . . . . . . . . . . . . . .         0       543     12,707
    Stock-based compensation . . . . . . . . . . . . . . . . . . . . . . .       490        98          0
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .      (662)    4,785      4,781
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (10,414)   (1,928)    (2,461)
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       352      (519)       650
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .     4,501     1,953     (6,530)
      Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .       111      (626)    (5,153)
      Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . .     4,659         0          0
      Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         0         0        626
                                                                            ---------  --------  ---------
      Net cash provided by (used in) operating activities. . . . . . . . .    (2,292)    4,545    (18,830)
                                                                            ---------  --------  ---------
Cash flows from investing activities:
  Acquisition of equipment, furniture and fixtures . . . . . . . . . . . .    (5,053)   (2,040)      (919)
  Sale of MeV ion implant products . . . . . . . . . . . . . . . . . . . .         0         0     23,151
                                                                            ---------  --------  ---------
      Net cash provided by (used in) investing activities. . . . . . . . .    (5,053)   (2,040)    22,232
                                                                            ---------  --------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock . . . . . . . . . . . . . . . . .     1,305       322        191
  Proceeds from issuance of preferred stock and warrants . . . . . . . . .         0         0      4,815
  Redemption of preferred stock. . . . . . . . . . . . . . . . . . . . . .         0         0     (5,325)
  Proceeds from short-term bank borrowings . . . . . . . . . . . . . . . .     6,719         0      4,000
  Payments of short-term bank borrowings . . . . . . . . . . . . . . . . .    (4,000)   (4,000)    (7,200)
  Payments of long-term debt and capital leases. . . . . . . . . . . . . .       (52)      (62)      (761)
                                                                            ---------  --------  ---------
      Net cash provided by (used in) financing activities. . . . . . . . .     3,972    (3,740)    (4,280)
                                                                            ---------  --------  ---------
Effect of exchange rate changes on cash                                         (230)     (151)       303
                                                                            ---------  --------  ---------
Net decrease in cash and cash equivalents                                     (3,603)   (1,386)      (575)
Cash and cash equivalents, beginning of year                                   6,739     8,125      8,700
                                                                            ---------  --------  ---------
Cash and cash equivalents, end of year                                      $  3,136   $ 6,739   $  8,125
                                                                            =========  ========  =========
Supplemental Cash Flow Information
Cash paid for interest                                                      $     76   $     4   $    186
Cash paid for income taxes                                                       177         0          6
Non-cash investing and financing activities:
  Deemed dividends on preferred stock. . . . . . . . . . . . . . . . . . .         0         0      1,903
  Conversion of Series A preferred stock to common stock . . . . . . . . .         0         0        124
  Conversion of Series B preferred stock to common stock . . . . . . . . .         0       773          0

     The accompanying notes are an integral part of the consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

     Liquidity. During the year ended December 31, 2000, the Company was in the process of executing its business strategy and has plans to eventually achieve profitable operations. Management believes that existing cash and available financing will be sufficient to meet projected working capital, capital expenditures and other cash requirements for the next twelve months.
Accordingly, these financial statements have been prepared on a going concern basis.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of money market funds.

     Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, short term bank borrowings and accounts payable approximate estimated fair value because of the short maturity of those financial instruments.

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

     Two customers accounted for an aggregate of 91% of accounts receivable at December 31, 2000. Two customers accounted for an aggregate of 92% of accounts receivable at December 31, 1999. Three customers accounted for an aggregate of 78% of accounts receivable at December 31, 1998. South Korean headquartered customers accounted for an aggregate of 85% and 71% of accounts receivable at December 31, 2000 and 1999, respectively. The Company has written off bad debts of none, none, and $2,267,000 in 2000, 1999, and 1998, respectively.

     Inventories. Inventories are stated at the lower of cost or market, using standard costs that approximate actual costs, under the first-in, first-out method.

     Long-Lived Assets. Equipment, furniture and fixtures are stated at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining lease term, whichever is less.

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

     Revenue Recognition. The Company's selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective January 1, 2000, to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company defers recognition of revenue from such equipment sales until installation is complete and the product is accepted by the customer. Prior to January 1, 2000, revenue related to systems was generally recognized upon shipment. A provision for the estimated future cost of system installation, warranty and commissions was recorded when revenue was recognized. Service revenue is recognized when service has been completed.

     Income Taxes. The Company accounts for income taxes using a method that requires deferred tax assets to be computed annually on an asset and liability method and adjusted when new tax laws or rates are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. Income tax expense (benefit) is the tax payable (refundable) for the period plus or minus the change in deferred tax assets and liabilities during the period.

     Foreign Currency. The Company has foreign sales and service operations. With respect to all foreign subsidiaries excluding South Korea and Japan, the functional currency is the U.S. dollar, and transaction and translation gains and losses are included in results of operations. The functional currency of the Company's South Korean subsidiary is the won, and the functional currency of the Company's Japanese subsidiary is the yen. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are reflected as other comprehensive income/loss.

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

     Stock Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion
(APB)  No.  25,  "Accounting  for  Stock  Issued  to  Employees"  and  Financial
Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." Generally, the Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized in the Company's statements of operations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation."

     Comprehensive Income/loss. In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income/loss includes net income/loss and foreign currency translation adjustments and is displayed in the statement of shareholders' equity and comprehensive income/loss.

     Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Boards ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133." SFAS No. 138 amends certain terms and conditions of SFAS 133. SFAS 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of the financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. We adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.



 NOTE  2.  ACCOUNTING  CHANGE  -  REVENUE  RECOGNITION

     In December 2000, the Company changed its accounting method for recognizing revenue on sales with an effective date of January 1, 2000. The Company's selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective January 1, 2000, to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company defers recognition of revenue from such equipment sales until installation is complete and the product is accepted by the customer. The
Company previously recognized revenue related to systems upon shipment. A provision for the estimated future cost of system installation, warranty and commissions was recorded when revenue was recognized.

     The cumulative effect on prior years of the change in accounting method was a charge of $6.77 million or $0.36 per basic and diluted share.


NOTE  3.  INVENTORIES

     Inventories  comprise  the  following  (in  thousands):



                                     DECEMBER  31,
                                     -------------
                                      2000     1999
                                     -------  ------
  Raw materials and purchased parts  $ 6,081  $5,439
  Work in process . . . . . . . . .    5,624   1,055
  Finished goods. . . . . . . . . .      647     772
  Inventory at customers' locations    9,497       0
                                     -------  ------
                                     $21,849  $7,266
                                     =======  ======


NOTE  4.  EQUIPMENT,  FURNITURE  AND  FIXTURES

     Equipment, furniture and fixtures are stated at cost and comprise the following (in thousands):


                                                                    DECEMBER  31,
                                                                    -------------
                                                                 2000       1999
                                                               ---------  ---------
  Equipment (useful life of 3 years). . . . . . . . . . . . .  $  8,698   $  8,048
  Demonstration equipment (useful life ranges from 3-5 years)    18,089     14,658
  Furniture and fixtures (useful life of 3 years) . . . . . .     1,029      1,021
  Leasehold improvements (useful life ranges from 4-10 years)     3,694      3,056
                                                               ---------  ---------
                                                                 31,510     26,783
  Less accumulated depreciation and amortization. . . . . . .   (24,740)   (23,048)
                                                               ---------  ---------
                                                                  6,770      3,735
  Construction in process . . . . . . . . . . . . . . . . . .     3,437      1,159
                                                               ---------  ---------
                                                               $ 10,207   $  4,894
                                                               =========  =========



NOTE  5.  ACCRUED  EXPENSES

     Accrued  expenses  comprise  the  following  (in  thousands):


                                            DECEMBER  31,
                                            -------------
                                            2000    1999
                                           ------  ------
  System installation and warranty. . . .  $  757  $  817
  Accrued commissions and incentives. . .     242     364
  Accrued compensation and related items.     615     872
  Federal, state and foreign income taxes     828     622
  Other . . . . . . . . . . . . . . . . .     873   1,073
                                           ------  ------
                                           $3,315  $3,748
                                           ======  ======

NOTE  6.  SHORT-TERM  BANK  BORROWING

     In November 1999, the Company entered into a $10 million revolving line of credit with Venture Bank. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line of credit are secured by all corporate assets and bear interest at prime plus 0.25%. The line of credit expires in November 2001. The line of credit contains covenants that require the Company to maintain a minimum quick ratio and a maximum debt to tangible net equity ratio. In addition, the line requires the Company to have annual profitability beginning in 2000 and a maximum quarterly loss of $1 million with no two consecutive quarterly losses. Additionally, the Company is prohibited from distributing dividends. At December 31, 2000, the Company was in default of certain of the covenants and Venture Bank has granted the Company a waiver of the default. The amount available to borrow at December 31, 2000 was $4.4 million at a rate of 9.75%. There was $2.7 million outstanding at December 31, 2000.

     On March 28, 2001, the Company converted its existing $10 million Venture Bank line of credit to an asset-based line of credit. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line are secured by all corporate assets and bear interest at 9.6% per annum and an administrative fee of a quarter of one percent on all advances. This line will not have accounts receivable customer concentration limitations, will allow borrowing against foreign receivables, and will have no financial covenants. It will expire in March, 2002.


NOTE  7.  COMMITMENTS  AND  CONTINGENCIES

     The Company leases certain of its facilities and various office equipment under operating leases expiring through 2002. The Sunnyvale facility lease expires in October, 2002, but we have an option to renew the lease for five more years at 95% of current market prices. The Company is responsible for property taxes, insurance and maintenance under the facility leases. Certain of these leases contain renewal options. In 2000 we subleased approximately 38,000 square feet to a third parties. In December, 2000, one of the parties terminated their sublease, and we reclaimed 11,000 square feet of office space. We currently sublease approximately 27,000 square feet to a third party. We also lease sales and support offices in Seoul, South Korea, Tokyo, Japan.

     At December 31, 2000, minimum lease payments required and sublease income under these operating leases are as follows (in thousands):




        LEASE PAYMENTS   SUBLEASE INCOME
        ---------------  ----------------
2001 .         $   815            $   625
2002 .             643                468
            ---------------      --------
               $  1,458          $  1,093
                 ======           ========


     Rent expense was $806,000, $ 713,000 and $1,315,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Sublease rental income was $1,104,000, $820,000 and $146,000 for the years ended December 31, 2000, 1999 and  1998,  respectively.

Legal  Proceedings

     In July 1999, the Company was named as a co-defendant in a claim filed at the Superior Court of the state of California for the county of Santa Clara, involving an automobile accident by a former employee which resulted in the death of an individual. Significant general, punitive and exemplary damages are being sought by the plaintiffs. Recently, a demand was placed by the plaintiff that is within the Company's insurance policy limits. While the Company believes it is not at fault in this matter, the Company has instructed its insurance carrier to pay the demand in an effort to avoid the costs associated with going to trial. Although the outcome of this matter is not presently determinable, management does not believe that resolution of this matter will have a material adverse effect on its financial position or results of operations.


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

Warrants  and  Options

     In connection with the issuance of the Series A Stock, the Company issued warrants for 400,000 shares of the Company's common stock to the holders of the Series A Stock. The warrants were exercisable at any time until February 11, 2001 for 300,000 shares of common stock at a price of $3.67 per share and for 100,000 shares at a price of $4.50 per share. The warrants for 300,000 shares at $3.67 per share expired unexercised on February 11, 2001. During May 2000, a grantee elected to exercise its warrants to purchase 100,000 shares. As provided in the warrant agreement, the grantee received a reduced number of shares in exchange for the aggregate exercise price due, resulting in the issuance by the Company of 55,000 shares.

     In connection with a private placement in April 1995, the Company granted options for 118,000 shares of the Company's common stock to the investors. On April 25, 2000, the grantees elected to exercise their options to purchase all 118,000 shares. As provided in the option agreements, the grantees received a reduced number of shares in exchange for the aggregate exercise price due, resulting in the issuance by the Company of 17,000 shares.

     In connection with the $10 million revolving line of credit, the Company issued to Venture Bank warrants to purchase 25,000 shares of the Company's common stock at a price of $2.39 per share. Based on the Black-Scholes option pricing model, the fair market value of the warrants at the date of the grant was $53,000, which is being amortized to interest expense over the two-year life of the line.

Net  Loss  Per  Share

     A reconciliation of the numerator and denominator of basic and diluted loss per share is as follows (in thousands, except per share data):



                                                    YEAR  ENDED  DECEMBER  31,
                                                    --------------------------
                                                   2000      1999      1998
                                                 --------  --------  ---------
Income available to common shareholders
before cumulative effect of change in
accounting principle:
  Numerator-Basic and diluted:
    Net loss. . . . . . . . . . . . . . . . . .  $(2,881)  $(1,617)  $(27,600)
  Deemed dividends on preferred stock . . . . .        0         0     (1,903)
                                                 --------  --------  ---------
      Net loss available to common shareholders  $(2,881)  $(1,617)  $(29,503)
                                                 ========  ========  =========
  Denominator-Basic and diluted:
    Weighted average common stock outstanding .   18,937    18,134     17,248
                                                 ========  ========  =========
  Basic net loss per share. . . . . . . . . . .  $ (0.15)  $ (0.09)  $  (1.71)
                                                 ========  ========  =========

Net income available to common shareholders:
  Numerator-Basic and diluted:
    Net loss. . . . . . . . . . . . . . . . . .  $(9,651)  $(1,617)  $(27,600)
  Deemed dividends on preferred stock . . . . .        0         0     (1,903)
                                                 --------  --------  ---------
      Net loss available to common shareholders  $(9,651)  $(1,617)  $(29,503)
                                                 ========  ========  =========
  Denominator-Basic and diluted:
    Weighted average common stock outstanding .   18,937    18,134     17,248
                                                 ========  ========  =========
  Basic net loss per share. . . . . . . . . . .  $ (0.51)  $ (0.09)  $  (1.71)
                                                 ========  ========  =========


     Stock options to purchase 2,972,386 shares of common stock were outstanding in 2000, but were not included in the computation of diluted loss per share because the Company has a net loss for 2000. Warrants for the purchase of 325,000 shares of common stock were outstanding at December 31, 2000, but were not included in the computation of diluted loss per share because the Company has a net loss for 2000.

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

     Stock options to purchase 2,301,190 shares of common stock were outstanding in 1998, but were not included in the computation of diluted loss per share because the Company has a net loss for 1998. A total of 16,000 shares of Series B Convertible Preferred Stock and warrants for the purchase of 400,000 shares of common stock were outstanding at December 31, 1998, but were not included in the computation of diluted loss per share because the Company has a net loss for 1998.

Stock  Option  Plan

     In March of 2000, the Company adopted the 2000 Incentive Stock Option Plan to replace the 1991 Incentive Stock Option Plan. The 1991 Incentive Stock Option Plan was scheduled to expire ten years after its adoption in 1991. Under the 2000 Incentive Stock Option Plan, the Board of Directors can grant incentive and nonstatutory stock options. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price. The options are exercisable at times and increments as specified by the Board of Directors, and generally vest over a three-year period and expire five years from the date of grant. At December 31, 2000, the Company had reserved 4,803,006 shares of common stock for issuance under the 2000 Incentive Stock Option Plan, which included 800,000 shares added to the plan in 2000. A total of 418,049 shares remained available for future grants at December 31, 2000. At December 31, 1998, 573,484 options were exercisable at a weighted average exercise price of $3.094. At December 31, 1999, 1,128,992 options were exercisable at a weighted average exercise price of $2.34. At December 31, 2000, 1,285,017 options were exercisable at a weighted average exercise price of $2.31.

Employee  Stock  Purchase  Plan

     The Company has reserved a total of 2,650,000 shares of common stock for issuance under a qualified stock purchase plan, which provides substantially all Company employees with the right to acquire shares of the Company's common stock through payroll deductions. This total includes an additional 300,000 shares added to the plan in 2000. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85% of fair market value at either the beginning of each two-year offering period or the end of each six-month purchase period within the two-year offering period. At December 31, 2000, 2,456,765 shares have been issued under the plan. At December 31, 2000, shares available for purchase under this plan were 193,235.

Share  Purchase  Rights  Plan

     On September 7, 2000, the Company's Board of Directors declared a dividend pursuant to a newly adopted Share Purchase Rights Plan which replaced a similar earlier plan that had expired on July 3, 2000. The intended purpose of the Rights Plan is to protect shareholders' rights and to maximize share value in the event of an unfriendly takeover attempt. As of the record date of October 13, 2000, each share of common stock of Genus, Inc. outstanding was granted one right under the new plan. Each right is exercisable only under certain circumstances and upon the occurrence of certain events and permits the holder to purchase from the Company one one-thousandth (0.001) of a share of Series C Participating Preferred Stock at an initial exercise price of forty dollars ($40.00) per one one-thousandth share. The 50,000 shares of Series C preferred stock authorized in connection with the Rights Plan will be used for the exercise of any preferred share purchase rights in the event that any person or group (the Acquiring Person) acquires beneficial ownership of 15% or more of the outstanding common stock. In such event, the shareholders (other than the Acquiring Person) would receive common stock of the Company having a market value of twice the exercise price. Subject to certain restrictions, the Company may redeem the rights issued under the Rights Plan for $0.001 per right and may amend the Rights Plan without the consent of rights holders. The rights will expire on October 13, 2010, unless redeemed by the Company.

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

     Activity under the 1991 and 2000 Incentive Stock Option Plans is set forth in the table below:



                                                                         WEIGHTED
                              OPTIONS                                     AVERAGE
                            OUTSTANDING                        TOTAL     EXERCISE
                            (IN 000'S)   PRICE PER SHARE     (IN 000'S)    PRICE
                            ----------  ------------------  -----------  ------
Balance, January 1, 1998 .      1,851   $ 2.25 to  $  8.63   $  11,621   $ 6.28
  Granted. . . . . . . . .      3,764    0.88  to     3.21       8,500     2.26
  Exercised. . . . . . . .         (5)   2.87  to     2.87         (14)    2.87
  Terminated . . . . . . .     (3,309)   1.63  to     8.63     (15,600)    4.71
                            ----------  ------------------  -----------  ------
Balance, December 31, 1998      2,301    0.88  to     8.00       4,507     1.96
  Granted. . . . . . . . .        532    1.87  to     4.34       1,384     2.88
  Exercised. . . . . . . .        (50)   0.88  to     3.03        (102)    2.05
  Terminated . . . . . . .       (144)   0.88  to     4.00        (226)    1.57
                            ----------  ------------------  -----------  ------
Balance, December 31, 1999      2,639    0.88  to     8.00       5,563     2.11
  Granted. . . . . . . . .      1,052     2.25  to   15.75       8,795     8.36
  Exercised. . . . . . . .       (490)   0.88  to     3.22      (1,023)    2.09
  Terminated . . . . . . .       (229)    0.88  to   15.75        (602)    2.63
                            ----------  ------------------  -----------  ------
Balance, December 31, 2000      2,972   $ 0.88 to  $ 15.75  $   12,733   $ 4.28
                            ==========  ==================  ===========  ======

     Options outstanding and currently exercisable by exercise price under the option plan at December 31, 2000 are as follows:




                    OPTIONS OUTSTANDING  OPTIONS EXERCISABLE
                    -------------------  -------------------
                                                  WEIGHTED AVG.
  RANGE OF                     NUMBER               REMAINING          WEIGHTED AVG.    NUMBER     WEIGHTED AVG.
 EXERCISE PRICES             OUTSTANDING         CONTRACTUAL LIFE     EXERCISE PRICE  OUTSTANDING   EXERCISE PRICE
 -------------------    -------------------    -----------------    --------------    ------------  --------------
0.8750 - $0.8750.               555,366                 2.72          $  0.8750         368,703  $     0.8750
1.2500 - 1.3130. .               95,462                 2.65             1.2588          54,802        1.2569
1.6250 - 1.6250. .              308,823                 2.37             1.6250         172,512        1.6250
1.8750 - 2.6250. .              169,833                 3.28             2.3035          63,171        2.3114
3.0310 - 3.0310. .              454,402                 1.21             3.0310         454,402        3.0310
3.0940 - 3.0940. .              320,000                 3.56             3.0940         106,675        3.0940
3.2190 - 5.2812. .               83,500                 3.77             3.8300          29,001        3.6004
5.3440 - 5.3440. .              340,000                 4.61             5.3440               0        0.0000
5.6250 - 8.8750. .              395,000                 4.11             7.9019          28,251        7.6493
10.0000 - 15.7500.              250,000                 4.21            14.4330           7,500       15.7500
- ------------------  -------------------  -------------------  -----------------  --------------  ------------

0.8750 - $15.7500            2,972,386                 3.13          $  4.2837       1,285,017    $      2.31
==================  ===================  ===================  =================  ==============  ============

Pro  Forma  Disclosures

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

     The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998:



                                 2000        1999        1998
                            ----------  ----------  ----------
  Risk free interest rates       5.17%       5.62%       5.34%
  Expected life. . . . . .     3.3 years    3.3 years    3.3 years
  Expected volatility. . .       222.25%     221.48%       61.4%
  Expected dividend yield.          0%          0%          0%

     The weighted average fair value of options granted in 2000, 1999 and 1998 was $8.09, $2.76, and $1.60, respectively.

     Under the 1989 Employee Stock Purchase Plan, the Company does not recognize compensation cost related to employee purchase rights under the Stock Purchase Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 2000, 1999 and 1998.



                                2000        1999        1998
                            ----------  ----------  ----------
  Risk free interest rates       5.17%       4.95%       5.42%
  Expected life. . .    . . .  0.5 years   0.5 years   0.5 years
  Expected volatility. . .     222.25%     221.48%       61.4%
  Expected dividend yield.          0%          0%          0%

     The weighted average fair value of those purchase rights granted in 2000, 1999 and 1998 was $4.66, $1.31 and $0.48, respectively.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and basic and diluted net loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):



                                                    2000       1999      1998
                                                  ---------  --------  ---------
  Pro forma net loss available to common
    shareholders . . . . . . . . . . . . . . . .  $(12,578)  $(2,781)  $(32,380)
  Pro forma net loss per share-basic and diluted  $  (0.66)  $ (0.15)  $  (1.88)

     The above pro forma effects on net loss may not be representative of the effects on future results as options granted typically vest over several years and additional option grants are expected to be made in future years.


Stock  Compensation

     In 1998 and 1999, the Company granted options to outside consultants to purchase 23,000 and 5,000 shares of common stock, respectively. These options have exercise prices between $0.875 and $3.03 per share. The options vest over three years and expire between February 2001 and March 2002. The Company is required to record the change in the fair value of these options at each reporting date prior to vesting and then finally at the vesting date of the option. Changes in the estimated fair value of these options will be recognized as compensation expense in the period of the change. The Company recorded none, $45,000 and $218,000 as compensation expense relating to these options in 1998, 1999 and 2000, respectively. In addition, the Company recorded $272,000 of stock compensation in 2000 resulting from certain shares granted under the Employee Stock Purchase Plan.

NOTE  9.  EMPLOYEE  BENEFIT  PLAN

     During 1988, the Company adopted the Genus, Inc. 401(k) Plan (the "Benefit Plan") to provide retirement and incidental benefits for eligible employees. The Benefit Plan provides for Company contributions as determined by the Board of Directors that may not exceed 6% of the annual aggregate salaries of those employees eligible for participation. In 2000, 1999 and 1998, the Company contributed $142,002, $30,000 and $62,000, respectively, to the Benefit Plan.

NOTE  10.  OTHER  INCOME  (EXPENSE),  NET

     Other  income  (expense),  net,  comprises  the  following  (in thousands):

                 YEAR  ENDED  DECEMBER  31,
                  --------------------------
                     2000    1999    1998
                    ------  ------  ------
  Interest income.  $ 252   $ 336   $  77
  Interest expense   (118)     (4)   (186)
  Foreign exchange    (58)    330     301
  Other, net . . .     32       7    (278)
                    ------  ------  ------
                    $ 108   $ 669   $ (86)
                    ======  ======  ======

NOTE  11.  INCOME  TAXES

     Income tax expense for the years ended December 31, 2000, 1999 and 1998 was $490,000, $177,000 and $1,000 respectively.

     The components of income (loss) before income taxes were as follows (in thousands):



                                                          2000      1999      1998
                                                        --------  --------  ---------
  Domestic loss before taxes . . . . . . . . . . . . .  $(3,829)  $(2,231)  $(26,829)
  Foreign income (loss) before taxes . . . . . . . . .    1,438       791       (770)
                                                        --------  --------  ---------
  Loss before taxes and cumulative effect of change in
accounting principle . . . . . . . . . . . . . . . . .  $(2,391)  $(1,440)  $(27,599)
                                                        ========  ========  =========


     In 1998, the income tax expense consisted of current state tax. In 1999 and 2000, the income tax expense was due to current foreign taxes.

     The Company's effective tax rate for the years ended December 31, 2000, 1999 and 1998 differs from the U.S. federal statutory income tax rate as follows:




                                        2000   1999   1998
                                        -----  -----  -----
  Federal income tax at statutory rate    35%    35%    35%
  Foreign income taxes . . . . . . . .   (20)   (18)     0
  Net operating loss not benefited . .   (35)   (29)   (35)
                                        -----  -----  -----
                                        (20)%  (12)%   (0)%
                                        =====  =====  =====

     The components of the net deferred tax asset comprise the following (in thousands):


                                                         2000       1999
                                                       ---------  ---------
  Deferred tax assets (liabilities):
    Net operating loss carry-forwards . . . . . . . .  $ 28,682   $ 27,635
    Tax credit carry-forwards . . . . . . . . . . . .     1,161      1,999
    Inventory, accounts receivable and other reserves     1,556      1,455
    Non-deductible accrued expenses and reserves. . .       855        422
    Depreciation and amortization . . . . . . . . . .     2,182      1,411
    Deferred income . . . . . . . . . . . . . . . . .    (3,610)         0
    Valuation allowance . . . . . . . . . . . . . . .   (30,826)   (32,923)
                                                       ---------  ---------
  Net deferred tax assets . . . . . . . . . . . . . .  $      0   $      0
                                                       =========  =========


     The deferred tax assets valuation allowance at December 31, 2000 and 1999 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on these factors, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's net deferred tax assets.

     At December 31, 2000, the Company had the following income tax carry-forwards available (in thousands):



                                     TAX REPORTING   EXPIRATION DATES
                                     --------------  ----------------
  U.S. regular tax operating losses  $       80,509         2005-2020
  U.S. business tax credits . . . .  $        1,610         2002-2020
  State net operating losses. . . .  $        6,730         2001-2005

     Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carry-forwards and credits before utilization.

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

     Net sales from thin film products and services accounted for 100%, 100%, and 35% of the Company's net sales for 2000, 1999 and 1998, respectively. Net sales from MeV ion implant products and services accounted for 65% of the Company's net sales in 1998.

Export  Sales

     For reporting purposes, export sales are determined by the location of the parent company of the Company's customer, regardless of where the delivery was made by the Company.

     Net sales by geographical region for the years ended December 31, 2000, 1999, and 1998 were as follows (in thousands):




                  2000     1999     1998
                 -------  -------  -------
  United States  $ 3,095  $ 3,830  $14,318
  South Korea .   37,123   23,819    9,602
  Japan . . . .      149      216    4,566
  Rest of world      271      495    3,945
                 -------  -------  -------
                 $40,638  $28,360  $32,431
                 =======  =======  =======


     The Company did not hold any material long-lived assets in countries other than the United States at December 31, 2000 or 1999.

Major  Customers

     In 2000, Samsung Electronics Company, Ltd. and Micron Technology, Inc accounted for 91% and 5% of net sales, respectively. In 1999, Samsung Electronics Company, Ltd. and Micron Technology, Inc accounted for 84% and 11% of net sales, respectively. In 1998, three customers, Samsung Electronics Company, Ltd., Advanced Micro Devices and Micron Technology, Inc. accounted for 28%, 15% and 12%, respectively, of net sales.

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

NOTE  14.  RESTRUCTURING  AND  OTHER

     In 1998, the Company recorded restructuring and other charges of $12,707,000 related to the Varian transaction and the restructuring of the thin film operation. Actual costs recorded against this restructuring accrual were as follows (in thousands):


                                                                                 CLOSING       LEGAL
                                                                               OFFICES AND   ACCOUNTING
                                         PERSONNEL     INVENTORY   LEASEHOLD    TRANSACTION  AND BANKING
                                          CHARGES     WRITEDOWNS  IMPROVEMENTS   LOSSES        FEES
                                            (CASH)   (NON-CASH)   (NON-CASH)    (NON-CASH)    (CASH)   TOTAL
                                           --------  -----------  -----------  -----------  --------  ---------
Restructuring and other accrual . . . . .  $ 1,746   $    7,393   $    1,113   $    1,402   $ 1,053   $ 12,707
Amounts incurred in 1998. . . . . . . . .   (1,446)      (7,393)      (1,113)      (1,182)     (333)   (11,467)
                                           --------  -----------  -----------  -----------  --------  ---------
Balance at December 31, 1998. . . . . . .      300            0            0          220       720      1,240
Amounts incurred in 1999. . . . . . . . .     (136)           0            0          (77)   (1,027)    (1,240)
(Release of reserves) additional reserves     (164)           0            0         (143)      307          0
                                           --------  -----------  -----------  -----------  --------  ---------
Balance at December 31, 1999. . . . . . .  $     0   $        0   $        0   $        0   $     0   $      0
                                           ========  ===========  ===========  ===========  ========  =========

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

                                   GENUS, INC.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                                INDEX TO EXHIBITS

          EXHIBIT
           NO.                DESCRIPTION
            ---               -----------
          2.1 Asset Purchase Agreement, dated April 15, 1998, by and between Varian Associates, Inc. and Registrant and exhibits thereto (15)
          3.1 Amended and Restated Articles of Incorporation of Registrant as filed June 6, 1997 (11)
          3.2  By-laws  of  Registrant,  as  amended  (13)
          4.1 Common Shares Rights Agreement, dated as of April 27, 1990, between Registrant and Bank of America, N.T. and .A., as Rights Agent (4)
          4.2 Convertible Preferred Stock Purchase Agreement, dated February 2, 1998, among the Registrant and the Investors (14)
          4.3 Registration Rights Agreement, dated February 2, 1998, among the Registrant and the Investors (14)
          4.4 Certificate of Determination of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (14)
          4.5 Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Preferred Stock (17)
          4.6 Redemption and Exchange Agreement, dated July 16, 1998, among the Registrant and the Investors (17)
          10.1 Lease, dated December 6, 1985, for Registrant's facilities at 4 Mulliken Way, Newburyport, Massachusetts, and amendment and extension of lease, dated March 17, 1987 (1)
          10.2 Assignment  of  Lease,  dated  April  1986,  for  Registrant's facilities at Unit 11A, Melbourn Science Park, Melbourn, Hertz, England (1)
          10.3 Registrant's  1989  Employee  Stock Purchase Plan, as amended (5)
          10.4 Registrant's  1991  Incentive  Stock Option Plan, as amended (10)
          10.5 Registrant's  2000  Stock  Plan
          10.7 Distributor/Representative Agreement, dated August 1, 1984, between Registrant and Aju Exim (formerly Spirox Holding Co./You One Co. Ltd.) (1)
          10.8 Exclusive Sales and Service Representative Agreement, dated October 1, 1989, between Registrant and AVBA Engineering Ltd. (3)
          10.9 Exclusive Sales and Service Representative Agreement, dated as of April 1, 1990, between Registrant and Indosale PVT Ltd. (3)
          10.10 License Agreement, dated November 23, 1987, between Registrant and Eaton Corporation (1)
          10.11 Exclusive Sales and Service Representative Agreement, dated May 1, 1989, between Registrant and Spirox Taiwan, Ltd. (2)
          10.12 Lease, dated April 7, 1992, between Registrant and The John A. and Susan R. Sobrato 1979 Revocable Trust for property at 1139 Karlstad Drive, Sunnyvale, California (6)
          10.13 Asset Purchase Agreement, dated May 28, 1992, by and between the
               Registrant  and  Advantage  Production  Technology,  Inc.  (7)
          10.14  License  and  Distribution  Agreement, dated September 8, 1992, between  the  Registrant and Sumitomo Mutual Industries, Ltd. (8)
          10.15 Lease Agreement, dated October 1995, for Registrant's facilities at Lot 62, Four Stanley Tucker Drive, Newburyport, Massachusetts
               (9)
          10.16 International Distributor Agreement, dated July 18, 1997, between Registrant and Macrotron Systems GmbH (12)
          10.17 Credit Agreement, dated August 18, 1997, between Registrant and Sumitomo Bank of California (12)
          10.18 Settlement Agreement and Mutual Release, dated April 20, 1998, between Registrant and James T. Healy (16)
          10.19  Form  of  Change  of  Control  Severance  Agreement  (16)
          10.20 Settlement Agreement and Mutual Release, dated January 1998, between the Registrant and John Aldeborgh (18)
          10.21 Settlement Agreement and Mutual Release, dated May 1998, between the Registrant and Mary Bobel (18)
          21.1 Subsidiaries  of  Registrant
          23.1 Consent  of  Independent  Accountants
- --------------------------------------------------------------------------------

          (1) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-23861) filed August 18, 1988, and amended on September 21, 1988, October 5, 1988, November 3, 1988, November 10, 1988, and December 15, 1988, which Registration Statement became effective November 10, 1988.
          (2) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-28755) filed on May 17, 1989, and amended May 24, 1989, which Registration Statement became effective May 24, 1989.
          (3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
          (4) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.
          (5) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
          (6) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.
          (7)  Incorporated  by  reference  to  the  exhibit  filed  with  the
               Registrant's  Report  on  Form  8-K  dated  June  12,  1992.
          (8)  Incorporated  by  ref  erence  to  the  exhibit  filed  with  the
               Registrant's  Annual  Report  on
               Form  10-K for the year ended December 21, 1992.
          (9) Incorporated by ref erence to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
          (10) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
          (11) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
          (12) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
          (13) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
          (14) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated February 12, 1998.
          (15) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated April 15, 1998.
          (16) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1997.
          (17) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated July 29, 1998.
          (18) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 30th day of March 2001.

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

     NAME                          TITLE                         DATE
       ----                        -----                        ----

     /s/William  W.R.  Elder     Chairman of the Board, President   March 30,
     -----------------------     and  Chief  Executive  Officer      2001
     William  W.R.  Elder

     /s/Kenneth  Schwanda        Vice President, Finance     March  30, 2001
     --------------------
     Kenneth  Schwanda           Chief  Financial  Officer

     /s/G.  Frederick  Forsyth   Director                    March  30,  2001
     -------------------------
     G.  Frederick  Forsyth

     /s/Todd  S.  Myhre          Director                    March  30,  2001
     ------------------
     Todd  S.  Myhre

     /s/Mario  M.  Rosati        Director                    March  30,  2001
     --------------------
     Mario  M.  Rosati

     /s/George  D.  Wells        Director                    March  30,  2001
     --------------------
     George  D.  Wells

     /s/Robert  J.  Richardson   Director                    March  30,  2001
     -------------------------
     Robert  J.  Richardson