Form 10-Q
period 2001-03-31
GENUS INC
filed 2001-05-15
CIK 837913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2001 or


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

Common  shares  outstanding  at  May  8,  2001:   19,431,323
                                                ------------

                         PART I.  FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                          GENUS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2001            2000
                                                   -------------------  ---------
Net sales . . . . . . . . . . . . . . . . . . . .  $            14,309  $  3,826
Costs and expenses:
  Cost of goods sold. . . . . . . . . . . . . . .                8,603     2,844
  Research and development. . . . . . . . . . . .                3,004     1,760
  Selling, general and administrative . . . . . .                2,518     2,825
                                                   -------------------  ---------
Income (loss) from operations . . . . . . . . . .                  184    (3,603)

Other income (expenses), net. . . . . . . . . . .                    2       286
                                                   -------------------  ---------
Income (loss) before income taxes and cumulative
  effect of change in accounting principle. . . .                  186    (3,317)

Provision for income taxes. . . . . . . . . . . .                   55       250
                                                   -------------------  ---------
Income (loss) before cumulative effect of
  change in accounting principle. . . . . . . . .                  131    (3,567)

Cumulative effect of change in
  accounting principle. . . . . . . . . . . . . .                   --    (6,770)
                                                   -------------------  ---------

Net income (loss) . . . . . . . . . . . . . . . .  $               131  $(10,337)
                                                   ===================  =========

Income (loss) per share before
  cumulative effect of change in
  accounting principle:
  Basic . . . . . . . . . . . . . . . . . . . . .  $              0.01  $  (0.19)
  Diluted . . . . . . . . . . . . . . . . . . . .                 0.01     (0.19)
Net income (loss) per share:
  Basic . . . . . . . . . . . . . . . . . . . . .                 0.01     (0.56)
  Diluted . . . . . . . . . . . . . . . . . . . .  $              0.01  $  (0.56)

Shares used in per share calculation - basic. . .               19,379    18,569
                                                   ===================  =========
Shares used in per share calculation - diluted. .               19,926    18,569
                                                   ===================  =========


The accompanying notes are an integral part of the consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                        MARCH 31,    DECEMBER 31,
                                                          2001           2000
                                                       -----------  --------------

ASSETS
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . .  $    3,092   $       3,136
  Accounts receivable (net of allowance for doubtful
    accounts of $363 in 2001 and $363 in 2000). . . .       5,034           8,479
  Inventories . . . . . . . . . . . . . . . . . . . .      19,143          21,849
  Other current assets. . . . . . . . . . . . . . . .         689             675
                                                       -----------  --------------
    Total current assets. . . . . . . . . . . . . . .      27,958          34,139
  Equipment, furniture and fixtures, net. . . . . . .      13,279          10,207
  Other assets, net . . . . . . . . . . . . . . . . .         183             189
                                                       -----------  --------------
    Total assets. . . . . . . . . . . . . . . . . . .  $   41,420   $      44,535
                                                       ===========  ==============

LIABILITIES
Current Liabilities:
  Short-term bank borrowings. . . . . . . . . . . . .  $    2,789   $       2,719
  Accounts payable. . . . . . . . . . . . . . . . . .       9,379           8,647
  Accrued expenses. . . . . . . . . . . . . . . . . .       3,031           3,315
  Deferred revenue and customer deposits. . . . . . .      14,673          18,562
                                                       -----------  --------------
    Total current liabilities . . . . . . . . . . . .      29,872          33,243
                                                       -----------  --------------

Contingencies (see notes)

SHAREHOLDERS' EQUITY
Common stock, no par value:
  Authorized 50,000,000 shares;
    Issued and outstanding 19,426,656 shares at
    March 31, 2001 and 19,319,000 shares at
    December 31, 2000 . . . . . . . . . . . . . . . .     102,996         102,837
  Accumulated deficit . . . . . . . . . . . . . . . .     (89,392)        (89,523)
  Accumulated other comprehensive loss. . . . . . . .      (2,056)         (2,022)
                                                       -----------  --------------
    Total shareholders' equity. . . . . . . . . . . .      11,548          11,292
                                                       -----------  --------------
    Total liabilities and shareholders' equity. . . .  $   41,420   $      44,535
                                                       ===========  ==============


     The accompanying notes are an integral part of the consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                              THREE  MONTHS  ENDED
                                                                     MARCH 31,
                                                                 2001      2000
                                                                --------  ---------
Cash flows from operating activities:
  Net income (loss)                                         $     131   $(10,337)
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    Cumulative effect of change in accounting principle. .          --     6,770
    Depreciation . . . . . . . . . . . . . . . . . . . . .         534       414
    Stock-based compensation . . . . . . . . . . . . . . .          36        82
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . .       3,445    (3,633)
      Inventories. . . . . . . . . . . . . . . . . . . . .       2,706    (4,125)
      Other assets . . . . . . . . . . . . . . . . . . . .          (8)     (105)
      Accounts payable . . . . . . . . . . . . . . . . . .         732     1,745
      Accrued expenses . . . . . . . . . . . . . . . . . .        (284)      351
      Deferred revenue and customer deposits . . . . . . .      (3,889)    6,835
                                                            -----------  --------
      Net cash provided by (used in) operating activities.       3,403    (2,003)
                                                            -----------  --------
Cash flows from investing activities:
  Acquisition of equipment, furniture and fixtures . . . .      (3,606)     (769)
                                                            -----------  --------
      Net cash used in investing activities. . . . . . . .      (3,606)     (769)
                                                            -----------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock . . . . . . . . .         123       665
  Proceeds from short-term bank borrowings . . . . . . . .          70     4,000
                                                            -----------  --------
      Net cash provided by financing activities. . . . . .         193     4,665
                                                            -----------  --------

Effect of exchange rate changes on cash                            (34)       21
                                                            -----------  --------

Net increase (decrease) in cash and cash equivalents               (44)    1,914
Cash and cash equivalents, beginning of period                   3,136     6,739
                                                            -----------  --------
Cash and cash equivalents, end of period                    $    3,092   $ 8,653
                                                            ===========  ========



   The accompanying notes are an integral part of these financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)


     Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

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

Net  Income  (Loss)  Per  Share

     A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):





                                                THREE MONTHS
                                               ENDED MARCH 31,
                                                  2001     2000*
                                      ----------------  ---------
Basic:
  Net income (loss)                   $            131  $(10,337)
                                      ================  =========
  Weighted average common shares
    outstanding. . . . . . . . . . .            19,379    18,569
                                      ================  =========
  Basic net income (loss) per share   $           0.01  $  (0.56)
                                      ================  =========

Diluted:
  Net income (loss)                   $            131  $(10,337)
                                      ================  =========
  Weighted average common shares
    outstanding. . . . . . . . . . .            19,379    18,569
  Effect of dilutive stock options .               544         0
  Effect of dilutive warrants. . . .                 3         0
                                      ----------------  ---------
                                                19,926    18,569
                                      ================  =========

Diluted net income (loss) per share   $           0.01  $  (0.56)
                                      ================  =========


*Restated  to  reflect  change  in  accounting  principle.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

     Stock options to purchase approximately 1,893,304 weighted shares of common stock were excluded from the computation of diluted net income per share for the quarter ended March 31, 2001, because the exercise price of the options exceeded the average fair market value of the stock for the three months ended March 31, 2001.

     Stock options to purchase approximately 2,242,375 shares of common stock were outstanding during the three months ended March 31, 2000 but were not included in the computation of diluted loss per share because the Company had a net loss for the three months ended March 31, 2000.

     Warrants to purchase 400,000 shares of common stock were outstanding during the three months ended March 31, 2000 but were not included in the computation of diluted loss per share because the Company had a net loss for the three months ended March 31, 2000.

     Statement  of  Cash  Flow  Information  (amounts  in  thousands):


                                           THREE MONTHS ENDED
                                                MARCH 31,
                                            2001          2000
                                           ------        ------
Supplemental cash flow information:
  Cash paid during the period for:
    Interest. . . . . . . . . . . .     $      60          $   0
    Income taxes. . . . . . . . . .     $     273          $  68


     Line of Credit. On March 28, 2001, we converted our existing $10 million Venture Bank line of credit to an asset-based line of credit. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line are secured by all corporate assets and bear interest at 9.6% per annum and an administrative fee of a quarter of one percent on all advances. This line does not have accounts receivable customer concentration limitations, does allow borrowing against foreign receivables, and has no financial covenants. It will expire in March, 2002. There is an outstanding balance of $2,789,000 against this line of credit.

INVENTORIES
Inventories  comprise  the  following  (in  thousands):

                                   MARCH 31,   DECEMBER 31,
                                      2001         2000
                                   ----------  -------------
Raw materials and purchased parts  $    6,411  $       6,081
Work in process . . . . . . . . .       4,022          5,624
Finished goods. . . . . . . . . .         956            647
Inventory at customers' locations       7,754          9,497
                                   ----------  -------------
                                   $   19,143  $      21,849
                                   ==========  =============

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

ACCRUED  EXPENSES
Accrued  expenses  comprise  the  following  (in  thousands):


                                         MARCH 31,   DECEMBER 31,
                                            2001         2000
                                         ----------  -------------
System warranty . . . . . . . . . . . .  $      730      $     757
Accrued commissions and incentives. . .         146            242
Accrued compensation and related items.         738            615
Federal, state and foreign income taxes         589            828
Other . . . . . . . . . . . . . . . . .         828            873
                                         ----------     ----------
                                         $    3,031      $   3,315
                                         ==========      ==========


LEGAL  PROCEEDINGS

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


COMPREHENSIVE  INCOME  (LOSS)

     Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components.

     The following are the components of comprehensive income (loss) (in thousands):



                                         THREE  MONTHS  ENDED
                                                MARCH 31,
                                             2001        2000*
                                          -----------  ---------
Net income (loss). . . . . . . . . . . .  $      131   $(10,337)
Foreign currency translation adjustment.         (34)        21
                                          -----------  ---------
  Comprehensive income (loss). . . . . .  $       97   $(10,316)
                                          ===========  =========

*Restated  to  reflect  change  in  accounting  principle.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)


     The components of accumulated other comprehensive income, are as follows (in thousands):

                                     MARCH 31,    DECEMBER 31,
                                       2001           2000
                                    -----------  --------------
Cumulative translation adjustments  $   (2,056)  $      (2,022)
                                    ===========  ==============



RECENT  ACCOUNTING  PRONOUNCEMENTS

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

RESULTS  OF  OPERATIONS

     NET SALES. Net sales for the quarter ended March 31, 2001 were $14.3 compared to net sales of $3.8 million for the corresponding period in 2000. First quarter revenue consisted of two systems and a significant number of system upgrades that were accepted by the customer. Under SAB 101, we believe customer acceptance is required for revenue recognition purposes on orders where Genus is required to provide installation services. In the first quarter of 2000, only one system was accepted by the customer.

     COST OF GOODS SOLD. Cost of goods sold for the quarter ended March 31, 2001 was $8.6 million compared to $2.8 million for the same period in 2000. Gross profit as a percentage of net sales for the quarter ended March 31, 2001 was 40% compared to 26% in the first quarter of 2000. The primary reason for the increase in gross margin percent was the higher production volumes that allowed for better absorption of our fixed operations expenses. Our gross profits have historically been affected by variations in average selling prices, configuration differences, changes in the mix of product sales, unit shipment levels, the level of foreign sales and competitive pricing pressures.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended March 31, 2001 were $3.0 million, representing 21% of net sales, compared with $1.8 million or 47% of net sales for the same period in 2000. These spending increases are primarily associated with the acceleration of our 300mm development program that began in the middle of last year. This is in addition to our continued investments in our ALD technology, particularly new films and applications, productivity improvements, and new tungsten products. We continue to pursue non-semiconductor applications for ALD, including magnetic disk drives, telecommunications, and inkjet printers. We expect our research and development spending levels to continue to increase throughout 2001.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $2.5 million, or 18% of sales, for the first quarter of 2001, compared with $2.8 million, or 74% of sales, for the first quarter of 2000. This was primarily due to lower commission and bonus accruals. General and administrative headcount and spending remain frozen until there is better visibility in the business outlook.

     OTHER INCOME (EXPENSE), NET. Other income for the first quarter of 2001 was $2,000 compared to other income of $286,000 for the same period in 2000. This was due to higher interest income and foreign currency exchange gains reported last year.

     PROVISION FOR INCOME TAXES. Income taxes for the quarter ended March 31, 2001 were $55,000 compared to $250,000 in the same 2000 period. Income taxes are related to the profit generated from our South Korean subsidiary.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2001, our cash and cash equivalents were $3.1 million, a decrease of $44,000 from December 31, 2000. Accounts receivable was $5 million, a decrease of $3.4 million from December 31, 2000. This decrease was due to a delay in the shipment of a system to allow the customer time to address facilities issues, and for additional time to test and source inspect the system.

     Cash provided by operating activities totaled $3.4 million for the quarter ended March 31, 2001, and consisted primarily of net income of $131,000, decreases in accounts receivable of $3.4 million and inventory of $2.7 million, and an increase in accounts payable of 732,000, offset by a decrease in deferred revenue of $3.9 million. The decrease in accounts receivable was due to the system delay. Inventory reductions were primarily related to lower inventory at customer sites due to system and upgrade acceptances by customers, which allowed revenue to be recognized under SAB 101. For the same reason deferred revenue decreased, as the net value of systems accepted by customers exceeded the value of shipments that were deferred during the quarter. Accounts payable increased as we continue to manage cash very tightly.

     Financing activities provided cash of $193,000 for quarter ended March 31, 2001, from the issuance of common stock from our incentive stock option plan and an increase in short term bank borrowings.

     We made capital expenditures of $3.6 million for the quarter ended March 31, 2001. These expenditures were primarily related to the continuing program of upgrading existing equipment in our development and applications laboratories to meet our most advanced system capabilities and specifications, especially for our ALD processes. This will improve our product and film development capabilities, and increase our customer demonstration capabilities, which is critical in the sales process. We anticipate making additional capital investments during the remainder of 2001, but will be looking to vendors or third parties to finance some of these purchases, with the remainder funded through working capital.

     Our primary source of funds at March 31, 2001 consisted of $3.1 million in cash and cash equivalents, and $5.0 million of accounts receivable, most of which we expect to collect or to have been collected during 2001.

     On March 28, 2001, we converted our existing $10 million Venture Bank line of credit to an asset-based line of credit. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line are secured by all corporate assets and bear interest at 9.6% per annum and an administrative fee of a quarter of one percent on all advances. This line does not have accounts receivable customer concentration limitations, does allow borrowing against foreign receivables, and has no financial covenants. It will expire in March, 2002.

     On April 9, 2001, we announced plans for a private placement of common stock to raise additional working capital, strengthen our cash position and meet our growth expectations for 2001. We expect to close this deal by the end of May, 2001. The terms of the private placement will be announced in a company press release at the time of the closing.

     We believe that our existing working capital and our $10 million line of credit will be sufficient to satisfy our cash needs for the next 12 months. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to us, which could have a material adverse affect on our business, financial condition and results of operations. Any additional equity financing may be dilutive to shareholders, and any additional debt financing, if available, may involve restrictive covenants.


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

SUBSTANTIALLY  ALL  OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE CUSTOMERS

     Historically, we have relied on a small number of customers for a substantial portion of our net sales. For example, Samsung Electronics Company, Ltd. and Micron Technology, Inc. accounted for 91% and 5% of our net sales in 2000. Samsung Electronics Company, Ltd. and Infineon Technologies accounted for 90% and 6% of total shipments made in 2000, which would have been recorded as revenue under the historical accounting method. Samsung Electronics Company, Ltd accounted for 95% of our net sales during the first quarter of 2001. In addition, Samsung Electronics Company, Ltd., and Infineon Technologies represented 92% of accounts receivable at December 31, 2000. Samsung Electronics Company, Ltd represented 88% of accounts receivable at March 31, 2001. The semiconductor manufacturing industry generally consists of a limited number of larger companies. We consequently expect that a significant portion of our future product sales will be concentrated within a limited number of customers.

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

WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES.

     Export sales accounted for approximately 98%, 86% and 56% of our total net sales in 2000, 1999 and 1998, respectively, and accounted for 98% of our net sales during the first quarter of 2001. Net sales to our South Korean-based customers accounted for approximately 92%, 84% and 30% of total net sales, respectively during the same year-end periods, and accounted for 95% of our net sales in the first quarter of 2001. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to certain risks, including:

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

WE  DEPEND  UPON  SIX  REPRESENTATIVES  FOR  THE  SALE  OF  OUR PRODUCTS AND ANY
DISRUPTION  IN  THESE  RELATIONSHIPS  WOULD  ADVERSELY  AFFECT  US

     We currently sell and support our thin film products through direct sales and customer support organizations in the U.S., Europe, South Korea and Japan and through six independent sales representatives and distributors in the U.S., Europe, Taiwan, Singapore, China and Malaysia. We do not have any long-term contracts with our sales representatives and distributors. Any disruption or termination of our existing distributor relationships could have an adverse effect on our business, financial condition and results of operations.

WE ESTABLISHED A DIRECT SALES ORGANIZATION IN JAPAN AND WE MAY NOT SUCCEED IN EFFECTIVELY PENETRATING THE JAPANESE MARKETPLACE

     We terminated our relationship with our distributor, Innotech Corp. in Japan in 1998. In 2000, we invested significant resources in Japan by establishing a direct sales organization, Genus-Japan, Inc. Although we continue to invest significant resources in our Japan office, we may not be able to attract sufficient new customers in the Japanese marketplace, and as a result, we may fail to yield a profit or return on our investment in Japan.

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

FORWARD-LOOKING  STATEMENTS

     Some of the information in this Quarterly Report on Form 10-Q and in any documents that are incorporated by reference, including the risk factors, contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms and other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including the risks faced by us described above and elsewhere in this Quarterly Report on Form 10-Q.

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



ITEM  1.  LEGAL  PROCEEDINGS

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


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

None.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

None.


(b)     Report  on  Form  8-K

No  reports  on  Form  8-K  were  filed during the quarter ended March 31, 2001.

                                   GENUS, INC.
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  May 15, 2001                GENUS, INC.


                                       /s/ William W.R. Elder
                                       ------------------------------------
                                       William W.R. Elder, President,
                                       Chief Executive Officer and Chairman


                                       /s/ Kenneth Schwanda
                                       ------------------------------------
                                       Kenneth Schwanda
                                       Chief Financial Officer
                                       (Principal Financial Officer,
                                          and Principal Accounting Officer)