Form 10-K/A
period 2000-12-31
GENUS INC
filed 2001-07-20
CIK 837913

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
       As filed with the Securities and Exchange Commission on July 20, 2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

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

Registrant's telephone number, including area code (408) 747-7120 Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes _X_      No ____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to
this  Form  10-K/A. [   ]


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


As of July 10, 2001, Registrant had 22,263,497 shares of common stock outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K/A Report: Proxy Statement for Registrant's 2001 Annual Meeting of Shareholders - Items 10, 11, 12 and 13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


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


MARKETS  AND  APPLICATIONS

     In 2000, we continued expanding our product line with new films and applications that allow us to serve broader markets. In 1999, Genus had tungsten silicide and tungsten nitride for gate and barrier applications and we were just introducing ALD technology. As we turn into 2001, we have tungsten silicide, tungsten nitride and blanket tungsten by conventional CVD, and aluminum oxide, tantalum oxide, titanium oxide, hafnium oxide and zirconium oxide as well as titanium nitride and tungsten nitride by ALD. In addition, Genus has the demonstrated capability to integrate these ALD films as alloys and nanolaminates (layered structures) for the engineering of specialized capabilities on its Lynx series platforms. These 10 films serve the Company for applications in semiconductors for gate, capacitor and interconnect, as well as non-semiconductor applications (e.g., in particular, aluminum oxide for thin film magnetic heads of hard disk drives). In the near term, our key target applications are gate and capacitor for semiconductors, while ALD interconnect barriers may be marketed in the years 2002-2003. We are also now marketing certain of our dielectrics for gap applications in thin film heads.

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

CVD  --
-     tungsten  silicide-monosilane
-     tungsten  silicide-dichlorosilane
-     tungsten  nitride
-     tungsten
ALD  --
-     aluminum  oxide
- advanced metal oxides (e.g., tantalum oxide, titanium oxide, zirconium oxide, hafnium oxide)
-     nanolaminates  and  alloys
-     metal  barrier  films  (e.g.,  titanium  nitride  and  tungsten  nitride)

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

     In March 2001, we received an order from a major Japanese semiconductor manufacturer for a 300mm ALD system to be used for gate stack applications. This is our first order for 300mm ALD technology, and the first order from a Japanese customer since we reopened our Genus Japan office. The system is scheduled to ship during the fourth quarter of 2001.

     In March 2001, we received a multiple system purchase order from a major thin film head (disk drive) manufacturer for multiple ALD systems. This is the first order for our ALD technology for a non-semiconductor application. The first system is scheduled for delivery early in the second quarter and the second system is scheduled for shipment no later than December 31, 2001.

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


ITEM  3.  LEGAL  PROCEEDINGS

In May of 1999, Varian Semiconductor Equipment Associates, Inc. ("Varian") filed a Statement of Claims with the American Arbitration Society of Santa Clara County, California seeking to enforce certain provisions of the April 15, 1998 Asset Purchase Agreement by and between Varian and Genus (the "Asset Sale"). The dispute specifically involved ownership rights of certain high energy ion implanter assets. Varian and Genus entered into a Settlement and Mutual Rlease (the "Release") in January of 2000. As partial consideration under the Release, Genus agreed to relinquish its ownership interest in certain funds provided to Varian in conjunction with the Asset Sale. These funds were held in an escrow account maintained by Varian, the amount of which was $543,000


     In July 1999, we were named as a co-defendant in a claim filed at the Superior Court of the state of California for the county of Santa Clara, involving an automobile accident by one of our former employees which resulted in the death of an individual. Significant general, punitive and exemplary damages are being sought by the plaintiffs. Recently, a demand was placed by the plaintiff that is within our insurance policy limits. While we believe we are not at fault in this matter, we have instructed our insurance carrier to pay the demand in an effort to avoid the costs associated with going to trial. Although the outcome of this matter is not presently determinable, we do not believe that resolution of this matter will have a material adverse effect on our financial position or results of operations.

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

ITEM  6.  SELECTED  FINANCIAL  DATA

                            SELECTED CONSOLIDATED FINANCIAL DATA




                                                                    YEARS  ENDED  DECEMBER  31,
                                                                     ---------------------------

                                                          2000      1999     1998(1)     1997       1996
                                                        --------  --------  ---------  ---------  ---------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales. . . . . . . . . . . . . . . . . . . . . . .  $40,638   $28,360   $ 32,431   $ 84,286   $ 82,509
Costs and expenses:
  Costs of goods sold. . . . . . . . . . . . . . . . .   24,385    16,628     29,600     54,762     55,537
  Research and development . . . . . . . . . . . . . .    8,659     5,368      8,921     12,327     14,639
  Selling, general and administrative. . . . . . . . .   10,093     7,930     14,115     20,326     17,901
  Restructuring and other(2)(3). . . . . . . . . . . .        0       543      7,308          0      5,890
                                                        --------  --------  ---------  ---------  ---------
Loss from operations . . . . . . . . . . . . . . . . .   (2,499)   (2,109)   (27,513)    (3,129)   (11,458)
Other income (expense), net. . . . . . . . . . . . . .      108       669        (86)    (1,363)        53
                                                        --------  --------  ---------  ---------  ---------
Loss before provision for income taxes and
  cumulative effect of change in accounting principle    (2,391)   (1,440)   (27,599)    (4,492)   (11,405)
Provision for (benefit from) income taxes. . . . . . .      490       177          1     14,844     (2,200)
                                                        --------  --------  ---------  ---------  ---------
Loss before cumulative effect of change in
  accounting principle . . . . . . . . . . . . . . . .   (2,881)   (1,617)   (27,600)   (19,336)    (9,205)
Cumulative effect of change in accounting principle      (6,770)        0          0          0          0
                                                        --------  --------  ---------  ---------  ---------
Net loss . . . . . . . . . . . . . . . . . . . . . . .   (9,651)   (1,617)   (27,600)   (19,336)    (9,205)
Deemed dividends on preferred stock. . . . . . . . . .        0         0     (1,903)         0          0
                                                        --------  --------  ---------  ---------  ---------
Net loss attributable to common shareholders . . . . .  $(9,651)  $(1,617)  $(29,503)  $(19,336)  $ (9,205)
                                                        ========  ========  =========  =========  =========
Net income (loss) per share before cumulative effect
  of change in accounting principle
  Basic. . . . . . . . . . . . . . . . . . . . . . . .    (0.15)    (0.09)     (1.71)     (1.15)     (0.56)
  Diluted. . . . . . . . . . . . . . . . . . . . . . .    (0.15)    (0.09)     (1.71)     (1.15)     (0.56)
Net income (loss) per share:
  Basic. . . . . . . . . . . . . . . . . . . . . . . .    (0.51)    (0.09)     (1.71)     (1.15)     (0.56)
  Diluted. . . . . . . . . . . . . . . . . . . . . . .    (0.51)    (0.09)     (1.71)     (1.15)     (0.56)
Cumulative effect of change in accounting principle (4)
  Basic. . . . . . . . . . . . . . . . . . . . . . . .    (0.36)
  Diluted. . . . . . . . . . . . . . . . . . . . . . .    (0.36)
Shares used in computing net income (loss) per share:
  Basic. . . . . . . . . . . . . . . . . . . . . . . .   18,937    18,134     17,248     16,860     16,423
  Diluted. . . . . . . . . . . . . . . . . . . . . . .   18,937    18,134     17,248     16,860     16,423


The following are pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively to years prior to 2000.


Sales . . . . . . . . . . . .                            $ 40,638  $ 27,992  $ 33,599       *            *
Net income (loss) . . . . . .                              (2,881)   (3,232)  (25,963)      *            *
Net income (loss) per share:
  Basic . . . . . . . . . . .                            $  (0.15)  $ (0.18) $  (1.51)      *            *
  Diluted . . . . . . . . . .                            $  (0.15)  $ (0.18) $  (1.51)      *            *


                                                                  DECEMBER  31,
                                                 ------------------------------------------
                                                   2000     1999     1998     1997     1996
                                                  -------  -------  -------  -------  -------
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents. . . . . . . . . . . .  $ 3,136  $ 6,739  $ 8,125  $ 8,700  $11,827
Working capital. . . . . . . . . . . . . . . . .      896   14,151   15,799   30,774   39,290
Total assets . . . . . . . . . . . . . . . . . .   44,535   27,744   31,827   76,738   89,132
Long-term debt and capital lease obligations . .        0        0       50      971    1,260
Redeemable Series B convertible preferred stock.        0        0      773        0        0
Total shareholders' equity . . . . . . . . . . .  $11,292  $19,378  $19,953  $48,357  $68,251

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


     (4) In 2000, the Company changed its accounting method for recognizing revenue to comply with Staff Accounting Bulletin number 101.


*  Data  is  not  available  to  provide  pro forma information for these years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of our financial condition and results of operations is being provided using both the historical method and the new SAB 101 method. This data should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. In addition to historical information, the discussion in this Annual Report on Form 10-K/A contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K/A.


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


    In July 1998, we sold certain assets and transferred certain liabilities related to the MeV ion implant equipment product line to Varian Associates, Inc. for approximately $24.1 million. The net assets and liabilities we transferred to Varian included inventory of $20.9 million, capital equipment and other assets of $9.7 million, and warranty, installation and other liabilities of $4.5 million. In addition, we incurred transaction fees of $0.6 million resulting in a loss on sale of $2.6 million. We no longer engage in the ion implant business and have refocused our efforts on thin film deposition. In connection with the Varian transaction and the refocusing of our business on thin film products, we significantly reduced our workforce at our Sunnyvale, California location.

     In 1998, we recorded restructuring and other charges of approximately $7,308,000. The $7,308,000 is comprised of $2,575,000 loss on sale of assets to Varian, $472,000 legal costs for the dispute with Varian and $4,261,000 of restructuring charges. Restructuring charges included personnel charges of $1,746,000 associated with our workforce reduction, $1,113,000 in leasehold improvement write-offs and $1,402,000 for expenses associated with the closing of several sales offices and branches.



     The restructuring strategy was to downsize the thin film operation so that profitability could be achieved at lower revenue levels, and included maintaining our market share in our core tungsten silicide product business to sustain us during the 1998-1999 recession. Additionally, we would focus our resources towards designing and manufacturing thin film products that would meet the future requirements of the semiconductor industry and provide growth opportunities going forward. The restructuring included a worldwide workforce reduction to bring the headcount in line with projected revenue levels, closing foreign sales and service offices where short term business opportunities were unlikely, and writing off inventory related to discontinued product lines.


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


     The Company's selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective January 1, 2000, to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company deferred the recognition of revenue from such equipment sales until installation is complete and the product is accepted by the customer.
Prior to January 1, 2000, revenue related to systems had been generally recognized upon shipment. A provision for the estimated future cost of system installation, warranty and commissions was recorded when revenue was recognized. Under SAB 101, warranty obligations are accrued upon final customer acceptance, which coincides with recognition of revenue. The cost of inventory shipped to customers for which we are awaiting customer acceptance is recorded as "Inventory at customers' locations".


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


RESULTS  OF  OPERATIONS

     The following table sets forth, expressed as a percentage of total net sales, certain consolidated statements of operations data for the periods indicated:



                                                                YEAR  ENDED  DECEMBER  31,
                                                                --------------------------

                                                                  2000     1999    1998
                                                                 -------  ------  -------
Net sales                                                         100.0%  100.0%   100.0%
Costs and expenses:
  Cost of goods sold. . . . . . . . . . . . . . . . . . . . . .    60.0    58.6     91.2
  Research and development. . . . . . . . . . . . . . . . . . .    21.3    18.9     27.5
  Selling, general and administrative . . . . . . . . . . . . .    24.8    28.0     43.5
  Restructuring and Other . . . . . . . . . . . . . . . . . . .       0     1.9     22.5
                                                                 -------  ------  -------
Loss from operations                                               (6.1)   (7.4)   (84.8)
Other income (expense), net . . . . . . . . . . . . . . . . . .     0.2     2.3     (0.3)
                                                                 -------  ------  -------
Loss before provision for income taxes and cumulative effect of
  change in accounting principle. . . . . . . . . . . . . . . .    (5.9)   (5.1)   (85.1)
Provision for income taxes. . . . . . . . . . . . . . . . . . .     1.2     0.6        0
                                                                 -------  ------  -------
Loss before cumulative effect of change in accounting principle    (7.1)   (5.7)   (85.1)
Cumulative effect of change in accounting principle . . . . . .   (16.6)      0        0
                                                                 -------  ------  -------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  (23.7)%  (5.7)%  (85.1)%
                                                                 =======  ======  =======


YEARS  ENDED  DECEMBER  31,  2000  AND  1999

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


     COST OF GOODS SOLD. Costs of goods sold in 1999 was $16.6 million compared with $29.6 million in 1998, representing a decrease of 43.9%. This decrease was primarily due to lower sales volumes due to the divestiture of the ion implant product line to Varian, and $5.4 million of inventory charges recorded in 1998 associated with the restructuring of the Company and the divestiture of the ion implant product line in 1998. The decrease was offset by $1.6 million of inventory and warranty reserve reversals recorded in the fourth quarter of 1998. Gross profit in 1999 was $11.7 million, representing 41.4% of net sales, compared with $2.8 million or 8.7% of net sales in 1998. Our gross profits have historically been affected by variations in average selling prices, configuration differences, changes in the mix of product sales, unit shipment levels, the level of foreign sales and competitive pricing pressures.


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


     RESTRUCTURING AND OTHER. In 1999, we recorded a charge of $543,000 against a receivable from Varian held in escrow for the final settlement of a dispute with Varian that arose in connection with the sale of the ion implant product line to Varian. This charge related to funds that were held in escrow for possible claims made under our change of control agreements with key ion implant employees who transferred to Varian as part of the Varian transaction. No funds were distributed from this escrow account, and the final change of control agreement expired in July 1999.


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

     Cash used in operating activities totaled $2.3 million in 2000. Cash was primarily used by the net loss of $9.7 million and increased inventories of $10.4 million and accounts receivable of $850,000, offset by non-cash charges and increases in deferred revenue and accounts payable. Accounts payable increased primarily due to increased sales volumes, and managing the non-linear nature of our shipments and timing of collections from our customers. Inventory increased due to material on hand for four systems, two that we had expected to ship during the fourth quarter, and for two other systems which were scheduled to ship early in the first quarter of 2001, and an increase in inventory at customer locations representing the cost of systems shipped for which we are awaiting customer acceptance. Accounts receivable increased due to two systems that we shipped late in the fourth quarter of 2000 and were not collected until the first quarter of 2001. In 1999, cash provided by operating activities totaled $4.5 million, and consisted of a decrease in accounts receivable of $5.1 million, an increase in accounts payable of $2.0 million, and depreciation and amortization of $1.8 million. Net cash provided by operating activities was also affected by the reported net loss in 1999 of $1.6 million and an increase in inventories of $1.9 million.

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

     On March 28, 2001, through an arrangement with Cupertino National Bank, we converted our existing $10 million Venture Bank line of credit to an asset-based line of credit. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line are secured by all corporate assets and bear interest at 9.6% per annum and an administrative fee of a quarter of one percent on all advances. This line will not have accounts receivable customer concentration limitations, will allow borrowing against foreign receivables, and will have no financial covenants. It will expire in March, 2002.

     We believe that our existing working capital, as well as the $10 million Cupertino National Bank line of credit, will be sufficient to fund our working capital and capital expenditures requirements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy liquidity needs, we might need to raise additional funds through a public or private financing, strategic relationship, or other arrangements. We cannot assure you that additional funding, if needed, will be available to us or will be available on terms that we believe are attractive. If we fail to raise capital when needed, it could harm our business. If we raise additional funds through the issuance of equity securities, the percentage ownership of our shareholders would be reduced.

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

RISK  FACTORS


     The risks described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by, and the trading price of our common stock could decline due to any of these risks. You should also refer to the other information included in this Annual Report on Form 10-K/A and the other information, our financial statements and the related notes incorporated by reference into this Annual Report on Form 10-K/A.

     This Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described below and elsewhere in this Annual Report on Form 10-K/A. You should not place undue reliance on these forward-looking statements.

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

None of our customers has entered into a long-term agreement with us requiring them to purchase our products. In addition, sales to these customers may decrease in the future when they complete their current semiconductor equipment purchasing requirements. If any of our customers were to encounter financial difficulties or become unable to continue to do business with us at or near current levels, our business, results of operations and financial condition would be materially harmed. Customers may delay or cancel orders or may stop doing business with us for a number of reasons including:

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


OUR QUARTERLY FINANCIAL RESULTS FLUCTUATE SIGNIFICANTLY AND MAY FALL SHORT OF ANTICIPATED LEVELS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE

Our net sales and operating results may fluctuate significantly from quarter to quarter. For example, in the year 2000, our quarterly revenues ranged from $3.8 million to $15.7 million with the bottom line ranging from a loss of $10 million to a profit of $1.6 million.

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

Our lengthy sales cycle, coupled with our customers' competing capital budget considerations, make the timing of customer orders uneven and difficult to predict. Our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter. As a result, our net sales and operating results for a quarter depend on us shipping orders as scheduled during that quarter as well as obtaining new orders for systems to be shipped in that same quarter. Any delay in scheduled shipments or in shipments from new orders would materially harm our operating results for that quarter, which could cause our stock price to decline.


WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES

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

In the past, turmoil in the Asian financial markets resulted in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. For example, prices fell dramatically in 1998 as some integrated circuit manufacturers sold dynamic random access memory chips, called DRAMs, at less than cost in order to generate cash. The cash shortfall caused Asian semiconductor companies to defer or cancel some of their investments in new production facilities, thereby reducing our anticipated sales of our semiconductor manufacturing equipment in Asia in 1998.

Also during this time, the value of the won, the currency of South Korean, declined significantly against the U.S. dollar. As a result, purchases of U.S. manufactured products became very costly. Since most of our sales were made to South Korean customers, these circumstances adversely impacted our customers' ability to invest in new facilities and equipment that reduced our shipments and profitability in 1998.

Wherever currency devaluations occur abroad, our goods become more expensive for our customers in that region. Difficult economic conditions may limit capital spending by our customers. These circumstances may also affect the ability of our customers to meet their payment obligations, resulting in the cancellations or deferrals of existing orders and the limitation of additional orders.


OUR SALES REFLECT THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY, WHICH COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY AND COULD CAUSE US TO FAIL TO ACHIEVE ANTICIPATED SALES

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. Although we are marketing our ALD technology to non-semiconductor markets such as markets in magnetic thin film heads, flat panel displays, microelectromechanical systems and inkjet printers, we are still very dependent on the semiconductor market. The semiconductor industry is cyclical and experiences periodic downturns both of which reduce the semiconductor industry's demand for semiconductor manufacturing capital equipment.

Semiconductor industry downturns have significantly decreased our revenues, operating margins and results of operations in the past. During the industry downturn in 1998, several of our customers delayed or cancelled investments in new manufacturing facilities and equipment due to declining DRAM prices, the

Asian economic downturn, and general softening of the semiconductor market. This caused our sales in 1998 to be significantly lower than in the prior three years. There is a risk that our revenues and operating results will be materially harmed by any future downturn in the semiconductor industry.


OUR  FUTURE  GROWTH  IS  DEPENDENT  ON  ACCEPTANCE  OF NEW THIN FILMS AND MARKET
ACCEPTANCE  OF  OUR  SYSTEMS  RELATING  TO  THOSE  THIN  FILMS

We believe that our future growth will depend in large part upon the acceptance of our new thin films and processes, especially ALD. As a result, we expect to continue to invest in research and development in these new thin films and the systems that use these films. There can be no assurance that the market will accept our new products or that we will be able to develop and introduce new products or enhancements to our existing products and processes in a timely manner to satisfy customer needs or achieve market acceptance. The failure to do so could harm our business, financial condition and results of operations.

We must manage product transitions successfully, as introductions of new products could harm sales of existing products. We derive our revenue primarily from the sale of equipment used to chemically deposit tungsten silicide in the manufacture of memory chips. We estimate that the life cycle for these tungsten silicide CVD systems is three-to-five years. There is a risk that future technologies, processes or product developments may render our product offerings obsolete and we may not be able to develop and introduce new products or enhancements to our existing products in a timely manner.


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

If our competitors enter into strategic relationships with leading semiconductor manufacturers covering thin film products similar to those sold by us, it would materially adversely affect our ability to sell our products to such manufacturers. In addition, to expand our sales we must often replace the systems of our competitors or sell new systems to customers of our competitors. Our competitors may develop new or enhanced competitive products that will offer price or performance features that are superior to our systems. Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their product lines. We may not be able to maintain or expand our sales if our resources do not allow us to respond effectively to such competitive forces.


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

Once a semiconductor manufacturer selects a particular vendor's capital equipment, the manufacturer generally relies for a significant period of time upon equipment from this vendor of choice for the specific production line application. To do otherwise creates risk for the manufacturer because the manufacture of a semiconductor requires many process steps and a fabrication facility will contain many different types of machines that must work cohesively to produce products that meet the customers' specifications. If any piece of equipment fails to perform as expected, the customer could incur significant costs related to defective products, production line downtime, or low production yields.

Since most new fabrication facilities are similar to existing ones, semiconductor manufacturers tend to continue using equipment that has a proven track record. Based on our experience with major customers like Samsung, we have observed that once a particular piece of equipment is selected from a vendor, the customer is very likely to continue purchasing that same piece of equipment from the vendor for similar applications in the future. Our customer list, though limited, has expanded in recent months. Yet our broadening market share remains at risk to choices made by customers that continue to be influenced by pre-existing installed bases by competing vendors.

A semiconductor manufacturer frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, we may face narrow windows of opportunity to be selected as the "vendor of choice" by potential new customers. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor's product, and we may not be successful in obtaining broader acceptance of our systems and technology. If we are not able to achieve broader market acceptance of our systems and technology, we may be unable to grow our business and our operating results and financial condition will be harmed.


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


OUR INTELLECTUAL PROPERTY IS IMPORTANT TO US AND WE RISK LOSS OF A VALUABLE ASSET, REDUCED MARKET SHARE AND LITIGATION EXPENSES IF WE CANNOT ADEQUATELY PROTECT IT.

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


IF  WE  ARE  FOUND  TO  INFRINGE  THE  PATENTS OR INTELLECTUAL PROPERTY OF OTHER
PARTIES,  OUR  ABILITY  TO  GROW  OUR  BUSINESS  MAY  BE  SEVERELY  LIMITED.

From time to time, we may receive notices from third parties alleging infringement of patents or intellectual property rights. It is our policy to respect all parties' legitimate intellectual property rights, and we will defend against such claims or negotiate licenses on commercially reasonable terms where appropriate. However, no assurance can be given that we will be able to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on our business and financial results.

On June 6, 2001, ASM America, Inc. ("ASMA") filed suit against us in the U.S. District Court for the Northern District of California asserting that our Atomic Layer Deposition ("ALD") reactor products infringe certain claims of U.S. Patent Nos. 6,015,590 and 5,916,365. The complaint sought unspecified monetary damages and equitable relief.

We intend to defend our position vigorously. The outcome of any litigation is uncertain, however, and we may not prevail. Should we be found to infringe any of the patents asserted, in addition to potential monetary damages and any injunctive relief granted, we would need either to obtain a license from ASMA to commercialize our products or redesign our products so they do not infringe any of these patents. If we were unable to obtain a license or adopt a non-infringing product design, we may not be able to proceed with development, manufacture and sale of some of our products. In this case our business may not develop as planned, and our results could materially suffer.


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

We use the following regulated gases at our manufacturing facility in Sunnyvale: tungsten hexafluoride, dichlorosilane silicide, silane and nitrogen. We also use regulated liquids such as hydrofluoric acid and sulfuric acid. The city of Sunnyvale, California, imposes high environmental standards to businesses operating within the city. Genus has met the city's stringent requirements and has received an operating license from Sunnyvale. Presently, our compliance record indicates that our methods and practices successfully meet standards. Moving forward, if we fail to continuously maintain high standards to prevent the leakage of any toxins from our facilities into the environment, restrictions on our ability to expand or continue to operate our present locations could be imposed upon us or we could be required to acquire costly remediation equipment or incur other significant expenses.


WE DEPEND UPON A LIMITED NUMBER OF SUPPLIERS FOR MANY COMPONENTS AND SUBASSEMBLIES, AND SUPPLY SHORTAGES OR THE LOSS OF THESE SUPPLIERS COULD RESULT IN INCREASED COST OR DELAYS IN THE MANUFACTURE AND SALE OF OUR PRODUCTS

Certain of the components and sub-assemblies included in our products are obtained from a single supplier or a limited group of suppliers. Disruption or termination of these sources could have an adverse effect on our operations. We believe that alternative sources could be obtained and qualified to supply these products, if necessary. Nevertheless, a prolonged inability to obtain certain components could have a material adverse effect on our operating results.


WE DEPEND UPON SIX INDEPENDENT SALES REPRESENTATIVES FOR THE SALE OF OUR PRODUCTS AND ANY DISRUPTION IN THESE RELATIONSHIPS WOULD ADVERSELY AFFECT US

We currently sell and support our thin film products through direct sales and customer support organizations in the U.S., Europe, South Korea and Japan and through six independent sales representatives and distributors in the U.S., Europe, South Korea, Taiwan, China and Malaysia. We do not have any long-term contracts with our sales representatives and distributors. Any disruption or termination of our existing distributor relationships could negatively impact sales and revenue.


WE ESTABLISHED A DIRECT SALES ORGANIZATION IN JAPAN AND WE MAY NOT SUCCEED IN EFFECTIVELY PENETRATING THE JAPANESE MARKETPLACE

We terminated our relationship with our distributor, Innotech Corp. in Japan in 1998. In 2000, we invested significant resources in Japan by establishing a direct sales organization, Genus-Japan, Inc. Although we continue to invest significant resources in our Japan office and have received orders from two new Japanese customers in 2001, we may not be able to attract new customers in the Japanese semiconductor industry, and as a result, we may fail to yield a profit or return on our investment in Japan.

THE PRICE OF OUR COMMON STOCK HAS FLUCTUATED IN THE PAST AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY IN THE FUTURE, WHICH MAY LEAD TO LOSSES BY INVESTORS OR TO SECURITIES LITIGATION

Our common stock has experienced substantial price volatility, particularly as a result of quarter-to-quarter variations in our, our competitors or our customers' actual or anticipated financial results, our competitors or our customers' announcements of technological innovations, revenue recognition policies, changes in earnings estimates by securities analysts and other events or factors. Also, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies, in particular, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions in the United States and the countries in which we do business, may adversely effect the market price of our common stock. In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company's stock price. This type of litigation, if filed against us, could result in substantial costs and divert our management's attention and resources.


BUSINESS  INTERRUPTIONS  COULD  ADVERSELY  AFFECT  OUR  BUSINESS

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A disaster could severely damage our ability to deliver our products to our customers. Our products depend on our ability to maintain and protect our operating equipment and computer systems, which is primarily located in or near our principal headquarters in Sunnyvale, California. Sunnyvale exists near a known earthquake fault zone. Although our facilities are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Further, our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. Although we maintain general business insurance against fires, floods and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.



FORWARD-LOOKING  STATEMENTS


     Some of the information in this Annual Report on Form 10-K/A and in the documents that are incorporated by reference, including the risk factors, contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms and other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including the risks faced by us described above and elsewhere in this Annual Report on Form 10-K/A.

     We believe it is important to communicate our expectations to our shareholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this Annual Report on Form 10-K/A, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK


     We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could seriously harm our financial results. All of our international sales, except upgrades, spare parts and service sales made by our subsidiary in South Korea, are currently denominated in U.S. dollars. Sales made by the South Korean subsidiary for the year ended December 31, 2000 amounted to won 10.405 million, or $9.126 million and sales for the year ended December 31, 1999 amounted to won 6.130 million, or $5.245. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products. Reduced demand for our products could materially adversely affect our business, results of operations and financial condition.


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



   NAME                   AGE           POSITION
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


2.   Financial  Statement  Schedule.

     Schedule II "Valuation and Qualifying Accounts"


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

/s/  PRICEWATERHOUSECOOPERS  LLP
--------------------------------
PricewaterhouseCoopers  LLP

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

                          GENUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       YEARS  ENDED  DECEMBER  31,
                                                       ---------------------------
                                                       2000      1999      1998
                                                     --------  --------  ---------
Net sales . . . . . . . . . . . . . . . . . . . . .  $40,638   $28,360   $ 32,431
Costs and expenses:
  Cost of goods sold. . . . . . . . . . . . . . . .   24,385    16,628     29,600
  Research and development. . . . . . . . . . . . .    8,659     5,368      8,921
  Selling, general and administrative . . . . . . .   10,093     7,930     14,115
  Restructuring and other . . . . . . . . . . . . .        0       543      7,308
                                                     --------  --------  ---------
    Loss from operations. . . . . . . . . . . . . .   (2,499)   (2,109)   (27,513)
Other income (expense), net . . . . . . . . . . . .      108       669        (86)
                                                     --------  --------  ---------
Loss before provision for income taxes and
  cumulative effect of change in
  accounting principle. . . . . . . . . . . . . . .   (2,391)   (1,440)   (27,599)
Provision for income taxes. . . . . . . . . . . . .      490       177          1
                                                     --------  --------  ---------
Loss before cumulative effect of change in
  accounting principle. . . . . . . . . . . . . . .   (2,881)   (1,617)   (27,600)
Cumulative effect of change in accounting principle   (6,770)        0          0
                                                     --------  --------  ---------
Net loss. . . . . . . . . . . . . . . . . . . . . .   (9,651)   (1,617)   (27,600)
Deemed dividends on preferred stock . . . . . . . .        0         0     (1,903)
                                                     --------  --------  ---------
Net loss attributable to common shareholders. . . .  $(9,651)  $(1,617)  $(29,503)
                                                     ========  ========  =========
Per share data:
Basic and diluted loss per share
  before cumulative effect. . . . . . . . . . . . .  $ (0.15)  $ (0.09)  $  (1.71)
Cumulative effect of change in accounting principle    (0.36)       --         --
                                                     --------  --------  ---------
Basic and diluted net loss per share. . . . . . . .  $ (0.51)  $ (0.09)  $  (1.71)
                                                     ========  ========  =========
Shares used to compute basic and diluted
  net loss per share. . . . . . . . . . . . . . . .   18,937    18,134     17,248
                                                     ========  ========  =========

Unaudited Pro forma amounts of the retroactive application of the change in accounting principle under SAB 101:


Net sales . . . . .                                  $ 40,638   $27,992   $ 33,599
Net loss. . . . . .                                    (2,881)   (3,232)   (25,963)
Net loss per share:
  Basic . . . . .                                 .  $  (0.15)  $ (0.18)  $  (1.51)
  Diluted . . . .                                    $  (0.15)  $ (0.18)  $  (1.51)

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

                          GENUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                               YEARS  ENDED  DECEMBER  31,
                                                                               ---------------------------

                                                                              2000       1999      1998
                                                                            ---------  --------  ---------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (9,651)  $(1,617)  $(27,600)
  Adjustments to reconcile net loss to net cash from operating activities:
    Cumulative effect of change in accounting principle. . . . . . . . . .     6,770         0          0
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,740     1,805      2,480
    Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . .      (188)       51      1,670
    Restructuring and other. . . . . . . . . . . . . . . . . . . . . . . .         0       543      7,308
    Stock-based compensation . . . . . . . . . . . . . . . . . . . . . . .       490        98          0
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .      (662)    4,785      4,781
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (10,414)   (1,928)    (2,938)
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       352      (519)       650
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .     4,501     1,953     (6,530)
      Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .       111      (626)    (5,153)
      Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . .     4,659         0          0
      Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         0         0        626
                                                                            ---------  --------  ---------
      Net cash provided by (used in) operating activities. . . . . . . . .    (2,292)    4,545    (18,830)
                                                                            ---------  --------  ---------
Cash flows from investing activities:
  Acquisition of equipment, furniture and fixtures . . . . . . . . . . . .    (5,053)   (2,040)      (919)
  Sale of MeV ion implant products . . . . . . . . . . . . . . . . . . . .         0         0     23,151
                                                                            ---------  --------  ---------
      Net cash provided by (used in) investing activities. . . . . . . . .    (5,053)   (2,040)    22,232
                                                                            ---------  --------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock . . . . . . . . . . . . . . . . .     1,305       322        191
  Proceeds from issuance of preferred stock and warrants . . . . . . . . .         0         0      4,815
  Redemption of preferred stock. . . . . . . . . . . . . . . . . . . . . .         0         0     (5,325)
  Proceeds from short-term bank borrowings . . . . . . . . . . . . . . . .     6,719         0      4,000
  Payments of short-term bank borrowings . . . . . . . . . . . . . . . . .    (4,000)   (4,000)    (7,200)
  Payments of long-term debt and capital leases. . . . . . . . . . . . . .       (52)      (62)      (761)
                                                                            ---------  --------  ---------
      Net cash provided by (used in) financing activities. . . . . . . . .     3,972    (3,740)    (4,280)
                                                                            ---------  --------  ---------
Effect of exchange rate changes on cash                                         (230)     (151)       303
                                                                            ---------  --------  ---------
Net decrease in cash and cash equivalents                                     (3,603)   (1,386)      (575)
Cash and cash equivalents, beginning of year                                   6,739     8,125      8,700
                                                                            ---------  --------  ---------
Cash and cash equivalents, end of year                                      $  3,136   $ 6,739   $  8,125
                                                                            =========  ========  =========
Supplemental Cash Flow Information
Cash paid for interest                                                      $     76   $     4   $    186
Cash paid for income taxes                                                       177         0          6
Non-cash investing and financing activities:
  Deemed dividends on preferred stock. . . . . . . . . . . . . . . . . . .         0         0      1,903
  Conversion of Series A preferred stock to common stock . . . . . . . . .         0         0        124
  Conversion of Series B preferred stock to common stock . . . . . . . . .         0       773          0


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


Revenue Recognition. The Company's selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective January 1, 2000, to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company defers recognition of revenue from such equipment sales until installation is complete and the product is accepted by the customer. Under SAB 101, warranty obligations are accrued upon final customer acceptance which coincides with recognition of revenue. Prior to January 1, 2000, revenue related to systems was generally recognized upon shipment. A provision for the estimated future cost of system installation, warranty and commissions was recorded when revenue was recognized. Service revenue is recognized when service has been completed.


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


     RECLASSIFICATIONS. Certain reclassifications have been made to the prior year financial statements to conform to current year's presentation. Such reclassifications had no effect on the previously reported loss from operations or retained earnings.

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

The cumulative effect on prior years of the change in accounting method was a charge of $6.77 million or $0.36 per basic and diluted share.


NOTE  3.  INVENTORIES

     Inventories  comprise  the  following  (in  thousands):




                                      DECEMBER  31,
                                     ---------------
                                      2000     1999
                                     -------  ------
  Raw materials and purchased parts  $ 6,081  $5,439
  Work in process . . . . . . . . .    5,624   1,055
  Finished goods. . . . . . . . . .      647     772
  Inventory at customers' locations    9,497       0
                                     -------  ------
                                     $21,849  $7,266
                                     =======  ======

Inventory at customers' locations represent the cost of systems shipped to customers for which we are awaiting customer acceptance.

NOTE  4.  EQUIPMENT,  FURNITURE  AND  FIXTURES

     Equipment, furniture and fixtures are stated at cost and comprise the following (in thousands):



                                                                    DECEMBER  31,
                                                                 ------------------
                                                                 2000       1999
                                                               ---------  ---------
  Equipment (useful life of 3 years). . . . . . . . . . . . .  $  8,698   $  8,048
  Demonstration equipment (useful life ranges from 3-5 years)    18,089     14,658
  Furniture and fixtures (useful life of 3 years) . . . . . .     1,029      1,021
  Leasehold improvements (useful life ranges from 4-10 years)     3,694      3,056
                                                               ---------  ---------
                                                                 31,510     26,783
  Less accumulated depreciation and amortization. . . . . . .   (24,740)   (23,048)
                                                               ---------  ---------
                                                                  6,770      3,735
  Construction in process . . . . . . . . . . . . . . . . . .     3,437      1,159
                                                               ---------  ---------
                                                               $ 10,207   $  4,894
                                                               =========  =========



NOTE  5.  ACCRUED  EXPENSES

     Accrued  expenses  comprise  the  following  (in  thousands):


                                            DECEMBER  31,
                                            -------------
                                            2000    1999
                                           ------  ------
  System installation and warranty. . . .  $  757  $  817
  Accrued commissions and incentives. . .     242     364
  Accrued compensation and related items.     615     872
  Federal, state and foreign income taxes     828     622
  Other . . . . . . . . . . . . . . . . .     873   1,073
                                           ------  ------
                                           $3,315  $3,748
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
                 ======           ========


     Rent expense was $806,000, $713,000 and $1,315,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Sublease rental income was $1,104,000, $820,000 and $146,000 for the years ended December 31, 2000, 1999 and  1998,  respectively.

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

     Activity under the 1991 and 2000 Incentive Stock Option Plans is set forth in the table below:


                                                                         WEIGHTED
                              OPTIONS                                     AVERAGE
                            OUTSTANDING                        TOTAL     EXERCISE
                            (IN 000'S)   PRICE PER SHARE     (IN 000'S)    PRICE
                            ----------  ------------------  -----------  ------
Balance, January 1, 1998 .      1,851   $ 2.25 to  $  8.63   $  11,621   $ 6.28
  Granted. . . . . . . . .      3,764    0.88  to     3.21       8,500     2.26
  Exercised. . . . . . . .         (5)   2.87  to     2.87         (14)    2.87
  Terminated . . . . . . .     (3,309)   1.63  to     8.63     (15,600)    4.71
                            ----------  ------------------  -----------  ------
Balance, December 31, 1998      2,301    0.88  to     8.00       4,507     1.96
  Granted. . . . . . . . .        532    1.87  to     4.34       1,384     2.88
  Exercised. . . . . . . .        (50)   0.88  to     3.03        (102)    2.05
  Terminated . . . . . . .       (144)   0.88  to     4.00        (226)    1.57
                            ----------  ------------------  -----------  ------
Balance, December 31, 1999      2,639    0.88  to     8.00       5,563     2.11
  Granted. . . . . . . . .      1,052     2.25  to   15.75       8,795     8.36
  Exercised. . . . . . . .       (490)   0.88  to     3.22      (1,023)    2.09
  Terminated . . . . . . .       (229)    0.88  to   15.75        (602)    2.63
                            ----------  ------------------  -----------  ------
Balance, December 31, 2000      2,972   $ 0.88 to  $ 15.75  $   12,733   $ 4.28
                            ==========  ==================  ===========  ======

     Options outstanding and currently exercisable by exercise price under the option plan at December 31, 2000 are as follows:



                                        OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                    --------------------------------------------------------------       ----------------------
                                                  WEIGHTED AVG.
  RANGE OF                     NUMBER               REMAINING          WEIGHTED AVG.    NUMBER     WEIGHTED AVG.
 EXERCISE PRICES             OUTSTANDING         CONTRACTUAL LIFE     EXERCISE PRICE  OUTSTANDING   EXERCISE PRICE
 -------------------    -------------------    -----------------    --------------    ------------  --------------
0.8750 - $0.8750.               555,366                 2.72          $  0.8750         368,703  $     0.8750
1.2500 - 1.3130. .               95,462                 2.65             1.2588          54,802        1.2569
1.6250 - 1.6250. .              308,823                 2.37             1.6250         172,512        1.6250
1.8750 - 2.6250. .              169,833                 3.28             2.3035          63,171        2.3114
3.0310 - 3.0310. .              454,402                 1.21             3.0310         454,402        3.0310
3.0940 - 3.0940. .              320,000                 3.56             3.0940         106,675        3.0940
3.2190 - 5.2812. .               83,500                 3.77             3.8300          29,001        3.6004
5.3440 - 5.3440. .              340,000                 4.61             5.3440               0        0.0000
5.6250 - 8.8750. .              395,000                 4.11             7.9019          28,251        7.6493
10.0000 - 15.7500.              250,000                 4.21            14.4330           7,500       15.7500
------------------  -------------------  -------------------  -----------------  --------------  ------------

0.8750 - $15.7500            2,972,386                 3.13          $  4.2837       1,285,017    $      2.31
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

Stock  Compensation


     In 1998 and 1999, the Company granted options to outside consultants to purchase 23,000 and 5,000 shares of common stock, respectively. These options have exercise prices between $0.875 and $3.03 per share. The options vest over three years and expire between February 2001 and March 2002. The work is to be conducted over a 3 year period coinciding with the vesting of the options. Unvested options are to be forfeited if the consultants cease performing their work. The Company accounts for consultants options in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." In accordance with this standard, changes in the estimated fair value of these options will be recognized as compensation expense in the period of the change. The Company recorded none, $45,000 and $218,000 as compensation expense relating to these options in 1998, 1999 and 2000, respectively.

  In addition, the Company recorded $272,000 of stock compensation in 2000 resulting from a shortfall in shares approved for the ESPP. The calculation and recording of expense was made in accordance with EITF 97-12, "Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25."



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

NOTE  13.  SALE  OF  ION  IMPLANT  PRODUCT  LINE


     In July 1998, the Company sold selected assets and transferred selected liabilities related to the MeV ion implant equipment product line to Varian Associates, Inc. for approximately $24.1 million. The net assets and liabilities transferred to Varian included inventory of $20.9 million, capital equipment and other assets of $9.7 million, and warranty, installation and other liabilities of $ 4.5 million. In addition, the Company incurred transaction fees of $0.6 million resulting in a loss on sale of $2.6 million. As a result of the Varian transaction, the Company no longer engages in the ion implant business and has refocused its efforts on thin film deposition. The Company used a portion of the net proceeds for repayment for certain outstanding indebtedness and the redemption of 70,000 shares of Series A Convertible Preferred Stock, with the remaining proceeds to be used for working capital and general corporate purposes, including investment in research and development of thin film products. In connection with the Varian transaction and the refocusing of the Company's business on thin film products, the Company significantly reduced the workforce at its Sunnyvale, California location.

NOTE  14.  RESTRUCTURING  AND  OTHER


     In 1998, the Company recorded restructuring and other charges of $7,308,000. The $7,308,000 is comprised of $2,575,000 loss on sale of assets to Varian, $472,000 legal costs for the dispute with Varian and $4,261,000 of restructuring charges. The restructuring strategy was to downsize the thin film operation so that profitability could be achieved at lower revenue levels, and included maintaining our market share in our core tungsten silicide product business to sustain us during the 1998-1999 recession. Additionally, we would focus our resources towards designing and manufacturing thin film products that would meet the future requirements of the semiconductor industry and provide growth opportunities going forward. The restructuring included a worldwide workforce reduction to bring the headcount in line with projected revenue levels, closing foreign sales and service offices where short term business opportunities were unlikely, and writing off inventory related to discontinued product lines. Actual costs recorded against this restructuring accrual were as follows (in thousands):






                                                               CLOSING
                                                             OFFICES AND
                                                               RELATED
                                PERSONNEL      LEASEHOLD       LOSSES
                                 CHARGES      IMPROVEMENTS    (CASH AND
                                 (CASH)        (NON-CASH)     NON-CASH)    TOTAL
                              -------------  --------------  -----------  --------
Restructuring accrual. . . .  $      1,746   $       1,113   $    1,402   $ 4,261
Amounts incurred in 1998 . .        (1,446)         (1,113)      (1,182)   (3,741)
                              -------------  --------------  -----------  --------
Balance at December 31, 1998           300               0          220       520
Amounts incurred in 1999 . .          (136)              0          (77)     (213)
Release of reserves. . . . .          (164)              0         (143)     (307)
                              -------------  --------------  -----------  --------
Balance at December 31, 1999  $          0   $           0   $        0   $     0
                              =============  ==============  ===========  ========




     Personnel charges relate to severance costs paid and accrued for 102 employees to be terminated as a result of the restructuring decision. This affected 26 employees in the thin film product line and corporate departments, 45 employees in the Ion Implant product line, 6 employees in Japan, 15 employees in Korea and 10 employees in Europe. The agreement with Varian provided for funds to be held in escrow for severance liabilities to employees that were transferred to Varian. In 1998, the Company reserved $300,000 for the estimated costs of such payments and during 1999, $136,000 was paid and the remaining reserve was released.

     Costs incurred in association with closing offices are primarily related to the costs of honoring prior lease and other commitments of $179,000, value added tax benefits not recoverable from tax authorities upon the closure of certain European branches of $800,000 as well as other incidental costs such as legal fees and abandonment of assets amounting to $280,000 directly related to the closure of branches.

     In 1999, the Company recorded an additional charge of $543,000 by writing off the balance previously recorded as a receivable from Varian for the final settlement of a dispute with Varian. This charge related to funds that were held in escrow for possible claims made under the Company's change of control agreements with key ion implant employees who transferred to Varian as part of the Varian transaction. No funds were distributed from this escrow account, and the final change of control agreement expired in July 1999.



     There  was  no  restructuring  reserve  remaining  as of December 31, 1999.

ITEM  14  (A)  2.  FINANCIAL  STATEMENT  SCHEDULE


       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To  the  Board  of  Directors
Of  Genus,  Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 12, 2001, except as to the second paragraph of Note 6, which is as of March 28, 2001, appearing in this Annual Report on Form 10-K/A also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/  PRICEWATERHOUSECOOPERS  LLP
--------------------------------
PricewaterhouseCoopers  LLP

San  Jose,  California
February  12,  2001

Genus,  Inc.
Schedule  II  "Valuation  and  Qualifying  Accounts"


--------------------------------------------------------------------------------
Description           Balance at     Additions     Deductions     Balanace at
                      Beginning of   Charged to     Charged to     end of period
                       Period         costs/exp      Other
--------------------------------------------------------------------------------
1998
Allowance for doubtful
 accounts
                        $1,097           $  1,670       $ 2,267          $ 500

1999
Allowance for doubtful
accounts
                        $  500           $  308         $  257           $  551

2000
Allowance for doubtful
accounts
                        $  551                          $  188           $  363
--------------------------------------------------------------------------------

                                   GENUS, INC.

                           ANNUAL REPORT ON FORM 10-K/A

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

          10.5 Registrant's  2000  Stock  Plan (19)

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

          10.21 Settlement Agreement and Mutual Release, dated May 1998, between the Registrant and Mary Bobel (18)

          10.22 Factoring Agreement, dated March 28, 2001, between the Registrant and Cupertino National Bank

          21.1 Subsidiaries  of  Registrant
          23.1 Consent  of  Independent  Accountants
--------------------------------------------------------------------------------

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

          (19) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 19th day of July 2001.

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

     NAME                          TITLE                         DATE
       ----                        -----                        ----

     /s/William  W.R.  Elder     Chairman of the Board, President   July 19,
     -----------------------     and  Chief  Executive  Officer      2001
     William  W.R.  Elder

     /s/Kenneth  Schwanda        Vice President, Finance     July 19, 2001
     --------------------
     Kenneth  Schwanda           Chief  Financial  Officer

     /s/G.  Frederick  Forsyth   Director                    July 19,  2001
     -------------------------
     G.  Frederick  Forsyth

     /s/Todd  S.  Myhre          Director                    July 19,  2001
     ------------------
     Todd  S.  Myhre

     /s/Mario  M.  Rosati        Director                    July 19,  2001
     --------------------
     Mario  M.  Rosati

     /s/George  D.  Wells        Director                    July 19,  2001
     --------------------
     George  D.  Wells

     /s/Robert  J.  Richardson   Director                    July 19,  2001
     -------------------------
     Robert  J.  Richardson