Form 10-K/A
period 2000-12-31
GENUS INC
filed 2001-08-07
CIK 837913

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    As filed with the Securities and Exchange Commission on August 6, 2001


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K/A2


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A2 or any amendment to
this  Form  10-K/A2. [   ]


The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 22, 2001 in the over-the-counter market as reported by the Nasdaq National Market, was approximately $49.5 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


As of July 31, 2001, Registrant had 22,269,117 shares of common stock outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K/A2 Report: Proxy Statement for Registrant's 2001 Annual Meeting of Shareholders - Items 10, 11, 12 and 13

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


     The 2001 estimated market for silicide is $400 million; for gate and capacitor dielectric film tools the estimated market is $700 million; the estimated market for metal barriers is $1.4 billion. Genus has increased its potential market from approximately $400 million in 1998 to more than $2.5 billion today. If we assume that these segments have a historic CAGR (+17%), we estimate a total available market (TAM) of $3.4 billion for 2003 and $4 billion by 2005. It is also reasonable to assume, as many key dielectrics and metal barrier films migrate from CVD toward ALD technology, that an increasing fraction of this TAM can be applicable to the Genus product suite. Genus has already shipped its ALD dielectric and metal system for capacitor application, and its dielectric system (with enabling engineering specializations) for logic gate application. As far as the non-semiconductor segments are concerned, we now have business in the thin film magnetic head specialty market, for which gap dieletrics has an estimated TAM level of approximately $30-50 million per year.


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


ITEM  3.  LEGAL  PROCEEDINGS

     In May of 1999, Varian Semiconductor Equipment Associates, Inc. ("Varian") filed a Statement of Claims with the American Arbitration Society of Santa Clara County, California seeking to enforce certain provisions of the April 15, 1998 Asset Purchase Agreement by and between Varian and Genus (the "Asset Sale"). The dispute specifically involved ownership rights of certain high energy ion implanter assets. Varian and Genus entered into a Settlement and Mutual Rlease (the "Release") in January of 2000. As partial consideration under the Release, Genus agreed to relinquish its ownership interest in certain funds provided to Varian in conjunction with the Asset Sale. These funds were held in an escrow account maintained by Varian, the amount of which was $543,000.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of our financial condition and results of operations is being provided using both the historical method and the new SAB 101 method. This data should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A2. In addition to historical information, the discussion in this Annual Report on Form 10-K/A2 contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K/A2.


OVERVIEW



     Genus, Inc. supplies advanced manufacturing systems for the worldwide semiconductor industry. Semiconductor manufacturers use our leading-edge thin film deposition equipment and process technology to produce integrated circuits, commonly called chips, that are incorporated into a variety of products, including personal computers, communications equipment and consumer electronics. We pioneered the development of chemical vapor deposition tungsten silicide, which is used in certain critical steps in the manufacture of integrated circuits. In addition, we are leading the commercialization of atomic layer deposition, also known as ALD technology. This technology is designed to enable a wide spectrum of thin film applications such as aluminum oxide, tungsten nitride and other advanced dielectric and conducting metal barrier materials for advanced integrated circuit manufacturing.



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



     The restructuring strategy was to downsize the thin film operation so that profitability could be achieved at lower revenue levels, and included maintaining our market share in our core tungsten silicide product business to sustain us during the 1998-1999 recession. Additionally, we would focus our resources towards designing and manufacturing thin film products that would meet the future requirements of the semiconductor industry and provide growth opportunities going forward. The restructuring included a worldwide workforce reduction to bring the headcount in line with projected revenue levels, closing foreign sales and service offices where short term business opportunities were unlikely, and writing off inventory related to discontinued product lines. The anticipated benefits of the restructuring activities are in the process of being achieved through increased levels of revenue growth and, by applying our limited resources towards the development and marketing of our core products, and our next-generation ALD product.


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


     The Company's selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective January 1, 2000, to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company deferred the recognition of revenue from such equipment sales until installation is complete and the product is accepted by the customer.
Prior to January 1, 2000, revenue related to systems had been generally recognized upon shipment. A provision for the estimated future cost of system installation, warranty and commissions was recorded when revenue was recognized. Under SAB 101, warranty obligations are accrued upon final customer acceptance, which coincides with recognition of revenue. The cost of inventory shipped to customers for which we are awaiting customer acceptance is recorded as "Inventory at customers' locations."


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


     COST OF GOODS SOLD. Costs of goods sold in 1999 was $16.6 million compared with $29.6 million in 1998, representing a decrease of 43.9%. This decrease was primarily due to lower sales volumes due to the divestiture of the ion implant product line to Varian, and $5.4 million of inventory charges recorded in 1998 associated with the restructuring of the Company and the divestiture of the ion implant product line in 1998. The Company reviewed the carrying value of ion implant inventory during 1998 with a view to disposal of that product line and associated inventory at values based on expectations of proceeds upon the sale of the ion implant product line. Accordingly, inventory reserves were increased prior to, but in connection with, the sale of the inventory to Varian. In addition, thin film inventory reserves were increased in light of revised sales forecasts. The Company subsequently disposed of the affected inventory by scrapping the inventory during 1998 and 1999 and through the sale of an old system in 1998 for which the cost of approximately $400,000 had previously been reversed. Gross profit in 1999 was $11.7 million, representing 41.4% of net sales, compared with $2.8 million or 8.7% of net sales in 1998. Our gross profits have historically been affected by variations in average selling prices, configuration differences, changes in the mix of product sales, unit shipment levels, the level of foreign sales and competitive pricing pressures.




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

RISK  FACTORS


     The risks described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by, and the trading price of our common stock could decline due to any of these risks. You should also refer to the other information included in this Annual Report on Form 10-K/A2 and the other information, our financial statements and the related notes incorporated by reference into this Annual Report on Form 10-K/A2.

    This Annual Report on Form 10-K/A2 contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described below and elsewhere in this Annual Report on Form 10-K/A2. You should not place undue reliance on these forward-looking statements.

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


WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES


     Export sales accounted for approximately 98%, 86% and 56% of our total net sales in 2000, 1999 and 1998, respectively. Net sales to our South Korean-based customers accounted for approximately 92%, 84% and 30% of total net sales, respectively. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to risks, including:


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


     In the past, turmoil in the Asian financial markets resulted in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. For example, prices fell dramatically in 1998 because some integrated circuit manufacturers sold dynamic random access memory chips, called DRAMs, at less than cost in order to generate cash. The cash shortfall caused Asian semiconductor companies to defer or cancel investments in new production facilities, thereby reducing our anticipated sales of our semiconductor manufacturing equipment in Asia in 1998.



     Also during this time, the value of the won, the currency of South Korea, declined significantly against the U.S. dollar. As a result, purchases of U.S. manufactured products became very costly. Since most of our sales were made to South Korean customers, these circumstances adversely impacted our customers' ability to invest in new facilities and equipment that reduced our shipments and profitability in 1998.


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



     Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. Although we are marketing our atomic layer deposition technology to non-semiconductor markets such as markets in magnetic thin film heads, flat panel displays, microelectromechanical systems and inkjet printers, we are still very dependent on the semiconductor market. The semiconductor industry is cyclical and experiences periodic downturns both of which reduce the semiconductor industry's demand for semiconductor manufacturing capital equipment.


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


     After the dramatic industry boom for semiconductor equipment that peaked early in the year 2000, another cyclical downturn is presently occurring. Industry reports anticipate a fall of 35% in 2001 compared to 2000. This sharp and severe industry downturn is the largest in the industry's history and it is occurring with a slowdown of the U.S. economy overall. Almost all previous downturns have been solely due to pricing declines. The current downturn in the industry marks a corresponding decline in unit production. Genus recently reported a loss for our second quarter 2001 financial results. There is a risk that our revenues and operating results will continue to be further impacted by the continued downturn in the semiconductor industry and global economy.



OUR  FUTURE  GROWTH  IS  DEPENDENT  ON  ACCEPTANCE  OF NEW THIN FILMS AND MARKET
ACCEPTANCE  OF  OUR  SYSTEMS  RELATING  TO  THOSE  THIN  FILMS

     We believe that our future growth will depend in large part upon the acceptance of our new thin films and processes, especially atomic layer deposition. As a result, we expect to continue to invest in research and development in these new thin films and the systems that use these films. There can be no assurance that the market will accept our new products or that we will be able to develop and introduce new products or enhancements to our existing products and processes in a timely manner to satisfy customer needs or achieve market acceptance. The failure to do so could harm our business, financial condition and results of operations.


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

     Since most new fabrication facilities are similar to existing ones, semiconductor manufacturers tend to continue using equipment that has a proven track record. Based on our experience with major customers like Samsung, we have observed that once a particular piece of equipment is selected from a vendor, the customer is likely to continue purchasing that same piece of equipment from the vendor for similar applications in the future. Our customer list, though limited, has expanded in recent months. Yet our broadening market share remains at risk to choices made by customers that continue to be influenced by pre-existing installed bases by competing vendors.

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


     Due to these factors, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort. The time between our first contact with a customer and the customer placing its first order typically lasts from nine to twelve months and is often even longer. This lengthy sales cycle makes it difficult to accurately forecast future sales and may cause our quarterly and annual revenue and operating results to fluctuate significantly from period to period. If anticipated sales from a particular customer are not realized in a particular period due to this lengthy sales cycle, our operating results may be adversely affected for that period.



OUR INTELLECTUAL PROPERTY IS IMPORTANT TO US AND WE RISK LOSS OF A VALUABLE ASSET, REDUCED MARKET SHARE AND LITIGATION EXPENSES IF WE CANNOT ADEQUATELY PROTECT IT.


     Our success depends in part on our proprietary technology. There can be no assurance that we will be able to protect our technology or that competitors will not be able to develop similar technology independently. We currently have a number of United States and foreign patents and patent applications. On August 1, 2001, we filed a counterclaim against ASM International N.V., charging ASM with infringing Genus' U.S. Patent 5,294,568, entitled "Method of Selective Etching Native Oxide," and with committing antitrust violations designed to harm the atomic layer deposition market.


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


     On August 1, 2001, we filed our response in the patent infringement case initiated by ASM denying ASM's allegation that Genus infringes patents that ASM claims to have acquired. In our response, we deny ASM's and maintain that ASM's claims based on these patents are improper.

     On June 6, 2001, ASM America, Inc. filed suit against us in the U.S. District Court for the Northern District of California asserting that our atomic layer deposition products infringe claims of U.S. Patent Nos. 6,015,590 and 5,916,365. The complaint sought unspecified monetary damages and equitable relief.

     We intend to defend our position vigorously. The outcome of any litigation is uncertain, however, and we may not prevail. Should we be found to infringe any of the patents asserted, in addition to potential monetary damages and any injunctive relief granted, we would need either to obtain a license from ASM to commercialize our products or redesign our products so they do not infringe any of these patents. If we were unable to obtain a license or adopt a non-infringing product design, we may not be able to proceed with development, manufacture and sale our atomic layer products. In this case our business may not develop as planned, and our results could materially suffer.



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


     Components and sub-assemblies included in our products are obtained from a single supplier or a limited group of suppliers. Disruption or termination of these sources could have an adverse effect on our operations. We believe that alternative sources could be obtained and qualified to supply these products, if necessary. Nevertheless, a prolonged inability to obtain components could have a material adverse effect on our operating results.



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


BUSINESS  INTERRUPTIONS  COULD  ADVERSELY  AFFECT  OUR  BUSINESS



     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A disaster could severely damage our ability to deliver our products to our customers. Our products depend on our ability to maintain and protect our operating equipment and computer systems, which is primarily located in or near our principal headquarters in Sunnyvale, California. Sunnyvale exists near a known earthquake fault zone. Although our facilities are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Further, our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. Although we maintain general business insurance against interuptions such as fires and floods, there can be no assurance that the amount of coverage will be adequate in any particular case.





WE ARE OBLIGATED TO ISSUE SHARES OF OUR STOCK UNDER OUTSTANDING OPTIONS AND WARRANTS AND SUCH ISSUANCE MAY DILUTE YOUR PERCENTAGE OWNERSHIP IN GENUS OR CAUSE OUR STOCK PRICE TO DROP.

     As of July 31, 2001, we have a total of 4,494,555 shares of common stock underlying warrants and outstanding employee stock options. Of the stock options, 1,558,729 shares are currently exercisable. All of the shares underlying the warrants are currently exercisable.

     There are 1,461,525 shares of our common stock underlying the warrants issued to the shareholders listed in the table below under the section entitled "Selling Securities Holders." Of these shares, 1,270,891 have an exercise price of $3.50; 69,375 have an exercise price of $3.00; and 121,259 have an exercise price of $5.24. In addition, Venture Banking Group, a division of Cupertino National Bank, holds a warrant, issued October 14, 1999, to purchase 25,000 shares of our common stock at an exercise price of $1.00. The warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

     If all of the shares underlying the exercisable options and warrants were exercised and sold in the public market, the value of your current holdings in Genus may decline as a result of dilution to your percentage ownership in Genus or as a result of a reduction in the per share value of our stock resulting from the increase in the number of Genus shares available on the market, if such availability were to exceed the demand for our stock.


WE HAVE IMPLEMENTED ANTI-TAKEOVER MEASURES THAT MAY RESULT IN DILUTING YOUR PERCENTAGE OWNERSHIP OF GENUS STOCK

     Please read the section below entitled "Description of Equity Securities" where we more completely summarize our preferred stock rights agreement, which is our primary anti-takeover device. Pursuant to the agreement, our board of directors has declared a dividend of one right for each share of our common stock that was outstanding as of October 13, 2000. The rights trade with the certificates for the common stock until a person or group acquires beneficial ownership of 15% or more of our common stock. After such an event, we will mail rights certificates to our shareholders and the rights will become transferable apart from the common stock. At that time, each right, other than rights owned by an acquiror or its affiliates, will entitle the holder to acquire, for the exercise price, a number of shares of common stock having a then-current market value of twice the exercise price.

     In the event that circumstances trigger the transferablility and exercisability of rights granted in our preferred stock rights agreement, your current holdings in Genus may decline as a result of dilution to your percentage ownership in Genus or as a result of a reduction in the per share value of our stock resulting from the increase in the number of outstanding shares available.





FORWARD-LOOKING  STATEMENTS


    Some of the information in this Annual Report on Form 10-K/A2 and in the documents that are incorporated by reference, including the risk factors, contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms and other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including the risks faced by us described above and elsewhere in this Annual Report on Form 10-K/A2.

     We believe it is important to communicate our expectations to our shareholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this Annual Report on Form 10-K/A2, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.


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

     RECLASSIFICATIONS. Certain reclassifications have been made to the prior year financial statements to conform to current year's presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.


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


     In addition, the Company recorded $209,000 of stock compensation in 2000 resulting from a shortfall in shares approved for the ESPP. The calculation and recording of expense was made in accordance with EITF 97-12, "Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase
Plan under APB Opinion No. 25." In accordance with this consensus, a compensation charge is calculated for the amount by which the quoted stock price on the date of shareholder approval, less a 15% discount, exceeds the price at which options were granted under the ESPP. The compensation charge so determined is amortized over the term of the options issued under the ESPP that remains after shareholder approval of additional shares.




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


     Net sales from thin film products and services accounted for 100%, 100%, and 35% of the Company's net sales for 2000, 1999 and 1998, respectively. Net sales from MeV ion implant products and services accounted for 65% of the Company's net sales in 1998. . During 1998, the Company recorded revenues of $21.1 million and an operating loss of approximately $8.8 million,(see note 13), for the ion implant product line.


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

     Leasehold improvements relate to costs incurred to write down the manufacturing cleanroom, offices, furniture and partitions that are no longer used in our leased premises in Sunnyvale, California pursuant to the Company's restructuring plans.

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

ITEM  14  (A)  2.  FINANCIAL  STATEMENT  SCHEDULE


       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To  the  Board  of  Directors
Of  Genus,  Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 12, 2001, except as to the second paragraph of Note 6, which is as of March 28, 2001, appearing in this Annual Report on Form 10-K/A2 also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A2. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



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

Genus,  Inc.
Schedule  II  "Valuation  and  Qualifying  Accounts"


--------------------------------------------------------------------------------
Description           Balance at     Additions     Deductions     Balanace at
                      Beginning of   Charged to     Charged to     end of period
                       Period         costs/exp      Other
--------------------------------------------------------------------------------
1998

  Allowance for doubtful
  accounts
                        $1,097           $1,670       $2,267          $  500

 Inventory reserve      $5,406           $5,150       $6,787          $3,769

1999

  Allowance for doubtful
  accounts              $  500           $  308       $  257          $  551

  Inventory reserve     $3,769           $  533       $1,857          $2,445

2000

  Allowance for doubtful
  accounts              $  551                        $  188          $  363

Inventory reserve       $2,445            $  400      $   15          $2,830
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

          10.21 Settlement Agreement and Mutual Release, dated May 1998, between the Registrant and Mary Bobel (18)

          10.22 Factoring Agreement, dated March 28, 2001, between the Registrant and Cupertino National Bank (20)

          21.1 Subsidiaries  of  Registrant
          23.1 Consent  of  Independent  Accountants
--------------------------------------------------------------------------------

          (1) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-23861) filed August 18, 1988, and amended on September 21, 1988, October 5, 1988, November 3, 1988, November 10, 1988, and December 15, 1988, which Registration Statement became effective November 10, 1988.
          (2) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-28755) filed on May 17, 1989, and amended May 24, 1989, which Registration Statement became effective May 24, 1989.
          (3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
          (4) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.
          (5) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
          (6) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.
          (7)  Incorporated  by  reference  to  the  exhibit  filed  with  the
               Registrant's  Report  on  Form  8-K  dated  June  12,  1992.
          (8)  Incorporated  by  reference  to  the  exhibit  filed  with  the
               Registrant's  Annual  Report  on
               Form  10-K for the year ended December 21, 1992.
          (9) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
          (10) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
          (11) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
          (12) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
          (13) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
          (14) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated February 12, 1998.
          (15) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated April 15, 1998.
          (16) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K/A2 for the year ended December 31, 1997.
          (17) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated July 29, 1998.
          (18) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998.
          (19) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

          (20) Incorporated by reference to the exhibit filed on July 20, 2001 with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2000

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 6th day of August 2001.

                                                GENUS,  INC.


                                                 By:     /s/Kenneth  Schwanda
                                                         --------------------
                                                      Kenneth  Schwanda
                                                      Chief  Financial  Officer
                                                      (Principal Financial and
                                                      Principal Accounting
                                                      Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     NAME                          TITLE                         DATE
       ----                        -----                        ----

     /s/William  W.R.  Elder     Chairman of the Board, President   August 6,
     -----------------------     and  Chief  Executive  Officer      2001
     William  W.R.  Elder

     /s/Kenneth  Schwanda        Vice President, Finance     August 6, 2001
     --------------------
     Kenneth  Schwanda           Chief  Financial  Officer

     /s/G.  Frederick  Forsyth   Director                    August 6,  2001
     -------------------------
     G.  Frederick  Forsyth

     /s/Todd  S.  Myhre          Director                    August 6,  2001
     ------------------
     Todd  S.  Myhre

     /s/Mario  M.  Rosati        Director                    August 6,  2001
     --------------------
     Mario  M.  Rosati

     /s/George  D.  Wells        Director                    August 6,  2001
     --------------------
     George  D.  Wells

     /s/Robert  J.  Richardson   Director                    August 6,  2001
     -------------------------
     Robert  J.  Richardson