Form 10-Q/A
period 2001-06-30
GENUS INC
filed 2001-08-14
CIK 837913

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For  the  quarterly  period  ended  June  30,  2001  or

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

Common  shares  outstanding  at  August  10,  2001:  22,269,117
                                                     ----------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                          GENUS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 THREE  MONTHS  ENDED     SIX  MONTHS  ENDED
                                                       JUNE 30,                 JUNE 30,
                                                    2001      2000         2001        2000
                                                ----------  --------    --------   ---------
Net sales. . . . . . . . . . . . . . . . . . .  $  13,659     $ 6,586     $27,968   $ 10,412
Costs and expenses:
  Cost of goods sold . . . . . . . . . . . . .      8,620       4,175      17,223      7,019
  Research and development . . . . . . . . . .      3,242       1,968       6,246      3,728
  Selling, general and administrative. . . . .      2,714       2,398       5,232      5,223
                                                ----------  ----------    --------   --------
Loss from operations . . . . . . . . . . . . .       (917)     (1,955)       (733)    (5,558)

Other income (expenses), net . . . . . . . . .         78          (4)         80        282
                                               ----------   ----------    --------   --------
Loss before income taxes and cumulative
  effect of change in accounting principle . .       (839)     (1,959)       (653)    (5,276)

Provision for income taxes . . . . . . . . . .         14         100          69        350
                                               ----------   ----------    --------   --------
Loss before cumulative effect of
  change in accounting principle . . . . . . .       (853)     (2,059)        (722)   (5,626)

Cumulative effect of change in
  accounting principle . . . . . . . . . . . .         --          --           --     (6,770)
                                               ----------   ----------    --------    --------
Net loss . . . . . . . . . . . . . . . . . . .  $    (853)    $(2,059)     $  (722)  $(12,396)
                                                ==========   ==========    ========   ========

Loss per share before
  cumulative effect of change in
  accounting principle:
  Basic. . . . . . . . . . . . . . . . . . . .  $   (0.04)  $   (0.11)       $ (0.04)  $ (0.30)
  Diluted. . . . . . . . . . . . . . . . . . .      (0.04)      (0.11)         (0.04)    (0.30)
Net loss per share:
  Basic. . . . . . . . . . . . . . . . . . . .      (0.04)      (0.11)         (0.04)    (0.66)
  Diluted. . . . . . . . . . . . . . . . . . .  $   (0.04)  $   (0.11)       $ (0.04)  $ (0.66)

Shares used in per share calculation - basic .     20,731      18,839         20,055     18,704
                                                ==========   ==========     ========   ========
Shares used in per share calculation - diluted     20,731      18,839         20,055     18,704
                                                ==========   ==========     ========   ========

     The accompanying notes are an integral part of the consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)




                                                        JUNE 30,      DECEMBER 31,
                                                          2001            2000
                                                       ----------  --------------

ASSETS
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . .  $   3,513   $       3,136
  Accounts receivable (net of allowance for doubtful
    accounts of $346 in 2001 and $363 in 2000). . . .      7,232           8,479
  Inventories . . . . . . . . . . . . . . . . . . . .     20,052          21,849
  Other current assets. . . . . . . . . . . . . . . .        572             675
                                                       ----------  --------------
    Total current assets. . . . . . . . . . . . . . .     31,369          34,139
  Equipment, furniture and fixtures, net. . . . . . .     13,374          10,207
  Other assets, net . . . . . . . . . . . . . . . . .        181             189
                                                       ----------  --------------
    Total assets. . . . . . . . . . . . . . . . . . .  $  44,924   $      44,535
                                                       ==========  ==============

LIABILITIES
Current Liabilities:
  Short-term bank borrowings. . . . . . . . . . . . .  $   3,997   $       2,719
  Accounts payable. . . . . . . . . . . . . . . . . .     10,462           8,647
  Accrued expenses. . . . . . . . . . . . . . . . . .      2,923           3,315
  Deferred revenue and customer deposits. . . . . . .      9,371          18,562
                                                       ----------  --------------
    Total current liabilities . . . . . . . . . . . .     26,753          33,243
                                                       ----------  --------------

Contingencies (see notes)

SHAREHOLDERS' EQUITY
Common stock, no par value:
  Authorized 50,000,000 shares;
    Issued and outstanding 22,263,000 shares at
    June 30, 2001 and 19,319,000 shares at
    December 31, 2000 . . . . . . . . . . . . . . . .    110,442         102,837
  Accumulated deficit . . . . . . . . . . . . . . . .    (90,245)        (89,523)
  Accumulated other comprehensive loss. . . . . . . .     (2,026)         (2,022)
                                                       ----------  --------------
    Total shareholders' equity. . . . . . . . . . . .     18,171          11,292
                                                       ----------  --------------
    Total liabilities and shareholders' equity. . . .  $  44,924   $      44,535
                                                       ==========  ==============

     The accompanying notes are an integral part of the consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              2001       2000
                                                           ----------  ---------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $    (722)  $(12,396)
  Adjustments to reconcile net loss to net cash
    from operating activities:
    Cumulative effect of change in accounting principle .         --      6,770
    Depreciation. . . . . . . . . . . . . . . . . . . . .      1,199        756
    Stock-based compensation. . . . . . . . . . . . . . .         56        275
    Changes in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . .      1,247      3,615
      Inventories . . . . . . . . . . . . . . . . . . . .      1,797     (8,311)
      Other assets. . . . . . . . . . . . . . . . . . . .        111       (321)
      Accounts payable. . . . . . . . . . . . . . . . . .      1,815      3,329
      Accrued expenses. . . . . . . . . . . . . . . . . .       (392)      (232)
      Deferred revenue and customer deposits. . . . . . .     (9,191)    11,858
                                                           ----------  ---------
      Net cash provided by (used in) operating activities     (4,080)     5,343
                                                           ----------  ---------
Cash flows from investing activities:
  Acquisition of equipment, furniture and fixtures. . . .     (4,366)    (2,800)
                                                           ----------  ---------
      Net cash used in investing activities . . . . . . .     (4,366)    (2,800)
                                                           ----------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock. . . . . . . . .      7,549        993
  Proceeds from short-term bank borrowings. . . . . . . .      3,997      4,000
  Payments of short-term bank borrowings. . . . . . . . .     (2,719)    (4,000)
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          0         64
                                                           ----------  ---------

      Net cash provided by financing activities . . . . .      8,827      1,057
                                                           ----------  ---------

Effect of exchange rate changes on cash                           (4)        20
                                                           ----------  ---------

Net increase in cash and cash equivalents                        377      3,620
Cash and cash equivalents, beginning of period                 3,136      6,739
                                                           ----------  ---------
Cash and cash equivalents, end of period                   $   3,513   $ 10,359
                                                           ==========  =========

    The accompanying notes are an integral part of these consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)


     Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K/A2.

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

Net  Income  (Loss)  Per  Share

     A reconciliation of the numerator and denominator of basic and diluted net loss per share is as follows (in thousands, except per share data):


                                  THREE  MONTHS  ENDED     SIX  MONTHS  ENDED

                                           JUNE 30,              JUNE 30,
                                      2001       2000       2001       2000
                                  ----------  ----------    --------  ---------
Basic:
Net loss . . . . . . . . . . . .  $    (853)  $  (2,059)    $  (722)  $(12,396)
                                  ==========  ==========    ========  =========
  Weighted average common shares
  outstanding. . . . . . . . . .     20,731      18,839      20,055     18,704
                                  ==========  ==========    ========  =========
  Basic net loss per share . . .  $   (0.04)  $   (0.11)    $ (0.04)  $  (0.66)
                                  ==========  ==========    ========  =========

Diluted:
  Net loss . . . . . . . . . . .  $    (853)  $  (2,059)    $  (722)  $(12,396)
                                  ==========  ==========    ========  =========
  Weighted average common shares
  outstanding. . . . . . . . . .     20,731      18,839      20,055     18,704
                                  ==========  ==========    ========  =========

Diluted net loss per share . . .  $   (0.04)  $   (0.11)     $ (0.04)  $  (0.66)
                                  ==========  ==========    ========  =========

     Stock options and warrants to purchase approximately 3,553,000 weighted shares of common stock were outstanding during the six months ended June 30, 2001, but were not included in the computation of diluted net loss per share because the Company had a net loss for the six months ended June 30, 2001.

     Stock options and warrants to purchase approximately 3,012,000 weighted shares of common stock were outstanding during the six months ended June 30, 2000 but were not included in the computation of diluted net loss per share because the Company had a net loss for the six months ended June 30, 2000.

     Stock options and warrants to purchase 3,938,000 weighted shares of common stock were outstanding during the three months ended June 30, 2001 but were not included in the computation of diluted net loss per share because the Company had a net loss for the three months ended June 30, 2001.

     Stock options and warrants to purchase 3,109,000 weighted shares of common stock were outstanding during the three months ended June 30, 2000 but were not included in the computation of diluted net loss per share because the Company had a net loss for the three months ended June 30, 2000.

     Statement  of  Cash  Flow  Information  (amounts  in  thousands):



                                     SIX  MONTHS  ENDED
                                          JUNE 30,
                                       2001      2000
                                     ---------  -------
Supplemental cash flow information:
  Cash paid during the period for:
    Interest. . . . . . . . . . . .  $     142    $  64
    Income taxes. . . . . . . . . .  $     473    $ 152

     Line of Credit. On March 28, 2001, we converted our existing $10 million Venture Bank line of credit to an asset-based line of credit. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line are secured by all corporate assets and bear interest at 9.6% per annum and an administrative fee of a quarter of one percent on all advances. This line does not have accounts receivable customer concentration limitations, does allow borrowing against foreign receivables, and has no financial covenants. It will expire in March, 2002. At June 30, 2001, there is an outstanding balance of $3,997,000 on this line of credit.

Inventories  comprise  the  following  (in  thousands):


                                    JUNE 30,    DECEMBER 31,
                                     2001         2000
                                   ---------  -------------
Raw materials and purchased parts  $   5,416  $       6,081
Work in process . . . . . . . . .      7,955          5,624
Finished goods. . . . . . . . . .      1,986            647
Inventory at customers' locations      4,695          9,497
                                   ---------  -------------
                                   $  20,052  $      21,849
                                   =========  =============


Inventory at customers' locations represent the cost of systems shipped to customers for which we are awaiting customer acceptance.

Accrued  expenses  comprise  the  following  (in  thousands):


                                           JUNE 30,   DECEMBER 31,
                                            2001         2000
                                         ---------    ----------
System warranty*. . . . . . . . . . . .  $     920    $     757
Accrued commissions and incentives. . .        116          242
Accrued compensation and related items.        691          615
Federal, state and foreign income taxes        400          828
Other . . . . . . . . . . . . . . . . .        796          873
                                         ---------    ----------
                                         $   2,923    $   3,315
                                         =========    ==========

Common Stock

On May 17, 2001, we sold in a private transaction 2,541,785 shares of our common stock, and warrants to purchase up to 1,270,891 of additional shares of common stock, for aggregate proceeds of approximately $7.6 million.


Stock  Compensation.

     In 1998 and 1999, the Company granted options to outside consultants to purchase 23,000 and 5,000 shares of common stock, respectively. These options have exercise prices between $0.875 and $3.03 per share. The options vest over three years and expire between February 2001 and March 2002. The work is to be conducted over a three-year period coinciding with the vesting of the options. Unvested options are to be forfeited if the consultants cease performing their work. The Company accounts for consultants' options in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." In accordance with this standard, changes in the estimated fair value of these options will be recognized as compensation expense in the period of the change. The Company recorded $32,000 and $94,000 for the six months ended June 30, 2001 and 2000, respectively.

     In addition, the Company recorded $24,000 and $181,000 for the six months ending June 30, 2001 and 2000 respectively, resulting from a shortfall in shares approved for the ESPP. Aggregate compensation resulting from the shortfall of approximately $400,000 is being amortized through December 2001. The calculation and recording of expense was made in accordance with EITF 97-12, "Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25." In accordance with this consensus, a compensation charge is calculated for the amount by which the quoted stock price on the date of shareholder approval, less a 15% discount, exceeds the price at which options were granted under the ESPP. The compensation charge so determined is amortized over the term of the options issued under the ESPP that remains after shareholder approval of additional shares.



Legal Proceedings. In July 1999, we were named as a co-defendant in a claim filed at the Superior Court of the state of California for the county of Santa Clara, involving an automobile accident by one of our former employees which resulted in the death of an individual. Significant general, punitive and exemplary damages are being sought by the plaintiffs. In June, 2001, the plaintiffs settled with our insurance carrier for an amount within our insurance policy limits.

On June 6, 2001, ASM America, Inc. filed suit against us in the U.S. District Court for the Northern District of California asserting that our atomic layer products infringe claims of U.S. Patent Nos. 6,015,590 and 5,916,365. The complaint sought unspecified monetary damages and equitable relief.

On August 1, 2001, we filed our response in the patent infringement case initiated by ASM denying ASM's allegation that Genus infringes patents that ASM claims to have acquired. In our response, we deny ASM's allegations and maintain that ASM's claims based on these patents are improper. Additionally, we filed a counterclaim against ASM International N.V., charging ASM with infringing Genus' U.S. Patent 5,294,568, entitled "Method of Selective Etching Native Oxide," and with committing antitrust violations designed to harm the atomic layer deposition market.

Comprehensive  Loss.     Statement  of  Financial  Accounting  Standards No. 130
(SFAS 130), "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components.

     The  following  are  the  components  of comprehensive loss (in thousands):


                                           THREE  MONTHS ENDED     SIX MONTHS ENDED
                                                 JUNE 30,           JUNE 30,
                                             2001        2000      2001     2000*
                                          ----------  ----------  ------  ---------
Net income (loss). . . . . . . . . . . .  $    (853)  $  (2,059)  $(722)  $(12,396)
Foreign currency translation adjustment.         30          (1)     (4)        20
                                          ----------  ----------  ------  ---------
  Comprehensive loss . . . . . . . . . .  $    (823)  $  (2,060)  $(726)  $(12,376)
                                          ==========  ==========  ======  =========

*  Restated  to  reflect  change  in  accounting  principle



     The components of accumulated other comprehensive loss, are as follows (in thousands):



                                    JUNE 30,     DECEMBER 31,
                                     2001           2000
                                    --------      --------
Cumulative translation adjustments  $(2,026)      $(2,022)
                                    ========      ========

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe the adoption of SFAS No. 142 will not have a significant impact on our financial statements.

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

RESULTS  OF  OPERATIONS

     NET SALES. Net sales for three and six months ended June 30, 2001 were $13.7 and $28.0 million, which represented increases of 107% and 169% compared to the net sales of $6.6 million and $10.4 million for the corresponding periods in 2000. Four systems were accepted by our customers during the second quarter of 2001, compared to two systems during the second quarter of 2000. Three of these systems were our current generation chemical vapor deposition products, and one system was an atomic level deposition product. During the six months ended June 30, 2001, six systems and several upgrades were accepted, compared to three systems in the first six months of 2000.

     COST OF GOODS SOLD. Cost of goods sold for three and six months ended June 30, 2001 was $8.6 million and $17.2 million, compared to $4.2 million and $7.0 million for the same period in 2000. Gross profit as a percentage of net sales for the quarter ended June 30, 2001 was 37%, flat with the same period last year despite higher sales volumes. Three of the systems that we recorded as revenue in the quarter ended June 30, 2001 were standard chemical vapor deposition products, and these systems have lower gross margins than our next generation atomic level deposition products. Additionally, operations and customer service expenses increased $400,000 over the second quarter of 2000 due to the expansion of Genus Japan and increases in headcount to support our growth. Year to date, gross profit as a percentage of sales was $38%, compared to 33% during the first half of 2000. This increase was primarily due to the higher sales volumes that allowed us to better absorb our fixed operations expenses. Our gross profits have historically been affected by variations in average selling prices, configuration differences, changes in the mix of product sales, unit shipment levels, the level of foreign sales and competitive pricing pressures.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended June 30, 2001 were $3.2 million, or 24% of net sales, compared with $2.0 million or 30% of net sales for the same period in 2000. For the six months ended June 30, 2001, expenses were $6.2 million, or 22% of sales, compared to $3.7 million, or 36% of sales for the first half of 2000. The increases in both quarter and year to date expenses were primarily associated with the development costs of our 300 millimeter product, the Lynx3, which is scheduled to ship in the third quarter of 2001. These Lynx 3 costs have continued since the fourth quarter of 2000, and we expect them to decline once the product finally ships. We continue to make investments in our ALD technology, particularly in new films and productivity improvements, and new CVD products, including tungsten films. We continue to pursue non-semiconductor applications for ALD, including magnetic disk drives, telecommunications, and inkjet printers. We expect our research and development spending levels to continue to increase throughout 2001.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $2.7 million, or 20% of sales, for the quarter ended June 30, 2001, compared with $2.4 million or 36% of sales for the second quarter of 2000. This was primarily due to increased applications lab expenses and legal costs and the reduction in relation to sales is the result of increased revenues. Going forward, we expect legal costs to be higher due to the patent infringement lawsuit with ASM International.
Other general and administrative headcount and spending remain frozen until there is better visibility in the business outlook. Year to date expenses were $5.2 million, which was flat with last year's figures. As a percentage of sales, year to date 2001 was 19% of sales, much lower than last year's 50% of sales due to the increased sales volumes.

     OTHER INCOME (EXPENSE), NET. Other income, net for the second quarter of 2001 was $78,000 compared to other expenses of $4,000 for the same period in 2000. During the six months ended June 30, 2001, other income, net was $80,000, compared to $282,000 in the first six months of 2000, primarily due to interest received from Samsung and foreign currency exchange gains during the first half of 2000.

     PROVISION FOR INCOME TAXES. Income taxes for three and six months ended June 30, 2001 were $14,000 and $69,000, compared to $100,000 and $350,000 in the same 2000 period. Income taxes are related to the profit generated from our South Korean subsidiary, which was higher during the first half of 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2001, our cash and cash equivalents were $3.5 million, an increase of $377,000 over cash and cash equivalents of $3.1 million held as of December 31, 2000. Accounts receivable was $7.2 million, a decrease of $1.2 million from December 31, 2000. Two 300 millimeter Lynx3 systems that we expected to ship in June were pushed out into August due to development delays. Additionally, a system that shipped to our Japanese subsidiary in the last week of June did not clear customs until the first week of July.

     Cash used by operating activities totaled $4.1 million for the six months ended June 30, 2001, and consisted primarily of net loss of $722,000 and decreases in deferred revenues of $9.2 million and accrued expenses of $392,000. This was offset by increases in accounts payable of $1.8 million, decreases in inventories of $1.8 million, and depreciation of $1.2 million. The decrease in accounts receivable was due to the delays in system shipments. Inventory reductions were primarily related to lower inventory at customer sites due to system acceptances by customers, which was partially offset by inventory associated with the shipment delays. For the same reason, deferred revenue decreased as the net value of systems accepted by customers exceeded the value of shipments that were deferred during the quarter. Accounts payable increased as we continue to manage cash very tightly.

     Financing activities provided cash of $8.8 million for the six months ended June 30, 2001. In May, we received approximately $6.9 million from a private placement of 2.5 million shares of our common stock. During the year, we received $600,000 from the issuance of common stock for our employee stock purchase and incentive stock option plans. Additionally, we increased our net short term borrowings by $1.3 million.

     We made capital expenditures of $4.4 million for the six months ended June 30, 2001. These expenditures were primarily related to the continuing program of upgrading existing equipment in our development and applications laboratories to meet our most advanced system capabilities and specifications, especially for our ALD processes. This will improve our product and film development capabilities, and increase our customer demonstration capabilities, which is critical in the sales process. We anticipate making additional capital investments during the remainder of 2001, but will be looking to vendors or third parties to finance some of these purchases, with the remainder funded through working capital.

     Our primary source of funds at June 30, 2001 consisted of $3.5 million in cash and cash equivalents, and $7.2 million of accounts receivable, most of which we expect to collect or to have been collected during 2001.

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

     We believe that our existing working capital and our $10 million line of credit will be sufficient to satisfy our cash needs for the next 12 months, provided we meet our revenue and shipment forecasts. Additionally, we expect to raise up to $5.0 million through the conversion of the 1.5 million of common stock warrants associated with the May 17, 2001 private stock placement. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to us, which could have a material adverse affect on our business, financial condition and results of operations. Any additional equity financing may be dilutive to shareholders, and any additional debt financing, if available, may involve restrictive covenants.



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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe the adopting of SFAS 142 will not have a significant impact on our financial statements

RISK  FACTORS

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

SUBSTANTIALLY  ALL  OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE CUSTOMERS

Historically, we have relied on a small number of customers for a substantial portion of our net sales. For example, Samsung Electronics Company, Ltd. and Micron Technology, Inc. accounted for 91% and 5% of our net sales in 2000. Samsung Electronics Company, Ltd. and Infineon Technologies accounted for 90% and 6% of total shipments made in 2000, which would have been recorded as revenue under the historical accounting method. Samsung and Infineon accounted for 88% and 9% of our sales for the first six months of 2001. In addition, Samsung Electronics Company, Ltd., and Infineon Technologies represented 92% of accounts receivable at December 31, 2000. Read-Rite, SCS Hightech and Samsung Electronics represented 88% of gross receivables at June 30, 2001. The semiconductor manufacturing industry generally consists of a limited number of larger companies. We consequently expect that a significant portion of our future product sales will be concentrated within a limited number of customers.

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

OUR QUARTERLY FINANCIAL RESULTS FLUCTUATE SIGNIFICANTLY AND MAY FALL SHORT OF ANTICIPATED LEVELS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE

Our net sales and operating results may fluctuate significantly from quarter to quarter. For example, in the year 2000, our quarterly revenues ranged from $3.8 million to $15.7 million with the bottom line ranging from a loss of $10.3 million to a profit of $1.6 million.

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

WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES

Export sales accounted for approximately 98%, 86% and 56% of our total net sales in 2000, 1999 and 1998, respectively and accounted for 99% of our total net sales during the first six months of 2001. Net sales to our South Korean-based customers accounted for approximately 92%, 84% and 30% of total net sales, respectively and accounted for 88% of our total net sales in the first six months of 2001. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to risks, including:

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

In the past, turmoil in the Asian financial markets resulted in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. For example, prices fell dramatically in 1998 because integrated circuit manufacturers sold dynamic random access memory chips, called DRAMs, at less than cost in order to generate cash. The cash shortfall caused Asian semiconductor companies to defer or cancel investments in new production facilities, thereby reducing our anticipated sales of our semiconductor manufacturing equipment in Asia in 1998.

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

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. Although we are marketing our atomic layer deposition technology to non-semiconductor markets such as markets in magnetic thin film heads, flat panel displays, micro-electromechanical systems and inkjet printers, we are still dependent on the semiconductor market. The semiconductor industry is cyclical and experiences periodic downturns both of which reduce the semiconductor industry's demand for semiconductor manufacturing capital equipment.

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

OUR  FUTURE  GROWTH  IS  DEPENDENT  ON  ACCEPTANCE  OF NEW THIN FILMS AND MARKET
ACCEPTANCE  OF  OUR  SYSTEMS  RELATING  TO  THOSE  THIN  FILMS

We believe that our future growth will depend in large part upon the acceptance of our new thin films and processes, especially our atomic layer deposition technology. As a result, we expect to continue to invest in research and development in these new thin films and the systems that use these films. There can be no assurance that the market will accept our new products or that we will be able to develop and introduce new products or enhancements to our existing products and processes in a timely manner to satisfy customer needs or achieve market acceptance. The failure to do so could harm our business, financial condition and results of operations.

We must manage product transitions successfully, as introductions of new products could harm sales of existing products. We derive our revenue primarily from the sale of equipment used to chemically deposit tungsten silicide in the manufacture of memory chips. We estimate that the life cycle for these tungsten silicide deposition systems is three-to-five years. There is a risk that future technologies, processes or product developments may render our product offerings obsolete and we may not be able to develop and introduce new products or enhancements to our existing products in a timely manner.

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

Due to these factors, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort. The time between our first contact with a customer and the customer placing its first order typically lasts from nine to twelve months and is often longer. This lengthy sales cycle makes it difficult to accurately forecast future sales and may cause our quarterly and annual revenue and operating results to fluctuate significantly from period to period. If anticipated sales from a particular customer are not realized in a particular period due to this lengthy sales cycle, our operating results may be adversely affected for that period.

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

On June 6, 2001, ASM America, Inc. filed suit against us in the U.S. District Court for the Northern District of California asserting that our atomic layer products infringe claims of U.S. Patent Nos. 6,015,590 and 5,916,365. The complaint sought unspecified monetary damages and equitable relief.

On August 1, 2001, we filed our response in the patent infringement case initiated by ASM denying ASM's allegation that Genus infringes patents that ASM claims to have acquired. In our response, we deny ASM's and maintain that ASM's claims based on these patents are improper.

We intend to defend our position vigorously. The outcome of any litigation is uncertain, however, and we may not prevail. Should we be found to infringe any of the patents asserted, in addition to potential monetary damages and any injunctive relief granted, we would need either to obtain a license from ASM to commercialize our products or redesign our products so they do not infringe any of these patents. If we were unable to obtain a license or adopt a non-infringing product design, we may not be able to proceed with development, manufacture and sale of our atomic layer products. In this case our business may not develop as planned, and our results could materially suffer.

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

BUSINESS  INTERRUPTIONS  COULD  ADVERSELY  AFFECT  OUR  BUSINESS

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A disaster could severely damage our ability to deliver our products to our customers. Our products depend on our ability to maintain and protect our operating equipment and computer systems, which is primarily located in or near our principal headquarters in Sunnyvale, California. Sunnyvale exists near a known earthquake fault zone. Although our facilities are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Further, our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. Although we maintain general business insurance against interruptions such as fires and floods, there can be no assurance that the amount of coverage will be adequate in any particular case.

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

There are 1,461,525 shares of our common stock underlying the warrants issued to the shareholders listed in the table below under the section entitled "Selling Securities Holders." Of these shares, 1,270,891 have an exercise price of $3.50; 69,375 have an exercise price of $3.00; and 121,259 have an exercise price of $5.24. In addition, Venture Banking Group, a division of Cupertino National Bank, holds a warrant, issued October 14, 1999, to purchase 25,000 shares of our common stock at an exercise price of $2.39. The warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

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

In the event that circumstances trigger the transferability and exercisability of rights granted in our preferred stock rights agreement, your current holdings in Genus may decline as a result of dilution to your percentage ownership in Genus or as a result of a reduction in the per share value of our stock resulting from the increase in the number of outstanding shares available.


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

                           PART II.  OTHER INFORMATION



ITEM  1.  LEGAL  PROCEEDINGS

In July 1999, we were named as a co-defendant in a claim filed at the Superior Court of the state of California for the county of Santa Clara, involving an automobile accident by one of our former employees which resulted in the death of an individual. Significant general, punitive and exemplary damages are being sought by the plaintiffs. In June, 2001, the plaintiffs settled with our insurance carrier for an amount within our insurance policy limits.

On June 6, 2001, ASM America, Inc. filed suit against us in the U.S. District Court for the Northern District of California asserting that our atomic layer products infringe claims of U.S. Patent Nos. 6,015,590 and 5,916,365. The complaint sought unspecified monetary damages and equitable relief.

On August 1, 2001, we filed our response in the patent infringement case initiated by ASM denying ASM's allegation that Genus infringes patents that ASM claims to have acquired. In our response, we deny ASM's allegations and maintain that ASM's claims based on these patents are improper. Additionally, we filed a counterclaim against ASM International N.V., charging ASM with infringing Genus' U.S. Patent 5,294,568, entitled "Method of Selective Etching Native Oxide," and with committing antitrust violations designed to harm the atomic layer deposition market.



ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On May 17, 2001, we sold in a private transaction 2,541,785 shares of our common stock, and warrants to purchase up to 1,270,891 of additional shares of common stock, for aggregate proceeds of approximately $7.6 million. We also issued an aggregate of 190,634 warrants to Burnham Securities, Inc. and Wells Fargo Van Kasper as partial compensation for their services as placement agents in the transaction. The purchasers paid us $3.00 per share of common stock. The price was determined by considering the average of our historical closing bid prices, and the respective trailing trading average bid prices for a period of 20 days ending on May 4, 2001. The shares were sold at a 6 % discount to this 20-day average.

For each $6.00 paid to us in the private transaction, the purchasers received two shares of our common stock and one warrant. The number of shares underlying each warrant is determined by the number of shares purchased. The warrants issued to the purchasers in the private placement are exercisable for $3.50 per share. The placement agents have an aggregate of 69,375 shares underlying their warrants that are exercisable for $3.00 per share and an aggregate of 121,259 shares underlying their warrants that are exercisable for $5.24 per share. Each warrant is exercisable to purchase one share of our common stock at any time beginning May 14 2001, the day of issuance, and ending May 13, 2006. The warrants include a net exercise provision permitting the holders to pay the exercise price by cancellation of a number of shares with a fair market value equal to the price of the warrants.

We may request the holders of the warrants issued to the purchasers in the private placement to exercise them if the closing price per share of our common stock is greater than $5.25 for each of the ten trading days immediately preceding the date we give notice to the holders of our decision to effect the exercise. Under the terms of this mandatory exercise provision, a holder can choose not to exercise his or her warrants, although such holder would then forfeit rights, title and interest under the warrants to the extent that he or she fails to exercise within thirty calendar days of receiving our notice.

The warrants issued to the purchasers in the private placement include antidilution provisions under section 5, including provisions that call for adjustments in the number of shares of stock issued upon exercise of the warrants to prevent dilution to the holders of the warrants because of (i) dividends or distributions in common stock; (ii) reclassifications of the common stock; or (iii) the issuance of new stock at less than the exercise price of the warrants.

The warrants issued to the placement agents differ from the warrants issued to the investors in the private placement in that the warrants issued to the placement agents (i) have no mandatory exercise provision; and (ii) require a more relaxed adjustment, called a broad-based adjustment, which requires fewer additional shares to be issued to the shareholders to prevent dilution if Genus issues new stock at less than the exercise price of the warrant.

If all the warrants are exercised for cash and converted to common stock, the additional net proceeds would total $5.0 million. The net proceeds from the private placement will be used to fund inventory, sales and sales support to address new customers, working capital and general corporate matters.

We entered into a registration rights agreement with the purchasers in connection with the private transaction that required us to file a registration statement a Form S-3, the most recent amendment of which was filed on Form S-3/A2 on August 7, 2001. The securities sold in this private placement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States in the absence of an effective registration statement or an applicable exemption from registration requirements of the Securities Act.

which was filed on Form S-3/A2 on August 7, 2001. The securities sold in this private placement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States in the absence of an effective registration statement or an applicable exemption from registration requirements of the Securities Act.



ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

THE COMPANY'S ANNUAL MEETING OF SHAREHOLDERS WAS HELD ON MAY 24, 2001 IN SANTA CLARA, CALIFORNIA. PROXIES FOR THE MEETING WERE SOLICITED PURSUANT TO REGULATION 14A. AT THE COMPANY'S ANNUAL MEETING, THE SHAREHOLDERS APPROVED THE FOLLOWING
RESOLUTIONS:

(1) Election of the following persons as directors.

     Director                  In  Favor     Withheld
     --------                  ---------     --------
     William  W.  R.  Elder    15,132,750     697,106
     Todd  S.  Myhre           15,357,638     472,218
     G.  Frederick  Forsyth    15,362,708     467,148
     Mario  M.  Rosati         15,360,783     469,073
     Robert  J.  Richardson    15,352,033     477,223
     George  D.  Wells         15,352,033     477,823


(2) Amendment to the 2000 stock option plan increasing the number of shares reserved for issuance thereunder by 700,000 additional shares.

     For:                     3,916,976
     Against:                   979,887
     Abstain:                    63,668
     Broker  Non-Vote:       14,469,459

(3) Amendment to the 1989 Employee Stock Purchase Plan increasing the number of shares reserved for issuance thereunder by 300,000 additional shares.

     For:                     3,943,670
     Against:                   948,567
     Abstain:                    68,294
     Broker  Non-Vote:       14,469,459

(4) Ratification and appointment of PricewaterhouseCoopers LLP as independent accountants.

     For:                    15,744,416
     Against:                    56,664
     Abstain:                    28,776
     Broker  Non-Vote:        3,600,134



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits

     None.

(b) Report on Form 8-K

     The company filed two Current Reports on Forms 8-K, on April 11, 2001 and May 23, 2001.



                                   GENUS, INC.
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  August 14,  2001       GENUS,  INC.



                              /s/     William  W.R.  Elder
                              -----------------------------
                              William  W.R.  Elder,  President,
                              Chief  Executive  Officer  and  Chairman



                              /s/  Kenneth  Schwanda
                              -----------------------------
                              Kenneth  Schwanda
                              Chief  Financial  Officer
                             (Principal  Financial  and  Principal
                              Accounting  Officer)