Form 10-Q
period 2001-09-30
GENUS INC
filed 2001-11-14
CIK 837913

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  quarterly  period  ended  September  30,  2001  or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common  shares  outstanding  at  November  8,  2001:  22,271,895
                                                      ----------

================================================================================

                         PART I.  FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                          GENUS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE  MONTHS  ENDED         NINE  MONTHS  ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                         2001          2000          2001         2000
                                                      -----------    --------      --------      -------
Net sales . . . . . . . . . . . . . . . . . . .       $  15,094       $14,543     $  43,062    $  24,955
Costs and expenses:
  Cost of goods sold. . . . . . . . . . . . . .          10,300        8,044         27,523       15,063
  Research and development. . . . . . . . . . .           2,592        2,034          8,838        5,762
  Selling, general and administrative . . . . .           2,739        2,820          7,971        8,043
                                                        --------     ---------      --------    --------
Income/(loss) from operations . . . . . . . . .            (537)       1,645        (1,270)      (3,913)

Other income (expenses), net. . . . . . . . . .            (207)         101          (127)         383
                                                        --------     ---------      --------    --------
Loss before income taxes and cumulative
  effect of change in accounting principle. . .            (744)       1,746         (1,397)     (3,530)

Provision for income taxes. . . . . . . . . . .              --          100             69         450
                                                       --------      --------      --------     --------
Loss before cumulative effect of
  change in accounting principle. . . . . . . .            (744)       1,646         (1,466)     (3,980)

Cumulative effect of change in
  accounting principle. . . . . . . . . . . . .              --           --            --       (6,770)
                                                       ---------     ---------       --------   --------
Net income/(loss) . . . . . . . . . . . . . . .        $   (744)     $ 1,646      $  (1,466)  $ (10,750)
                                                       =========     ========       ========    ========

Net income (loss) per share before
  cumulative effect of change in
  accounting principle:
  Basic . . . . . . . . . . . . . . . . . . . .        $  (0.03)      $  0.09     $ (0.07)    $ (0.21)
  Diluted . . . . . . . . . . . . . . . . . . .           (0.03)         0.08       (0.07)      (0.21)
Net income (loss) per share:
  Basic . . . . . . . . . . . . . . . . . . . .           (0.03)         0.09       (0.07)      (0.57)
  Diluted . . . . . . . . . . . . . . . . . . .         $ (0.03)      $  0.08     $ (0.07)    $ (0.57)

Shares used in per share calculation - basic. .          22,268        19,126      20,793      18,845
                                                       =========    =========     ========    ========
Shares used in per share calculation - diluted.          22,268        20,593      20,793      18,845
                                                       =========    =========     ========    ========

     The accompanying notes are an integral part of the consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        SEPTEMBER 30,     DECEMBER 31,
                                                            2001              2000
                                                       ---------------  --------------
ASSETS
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . .  $        5,514   $       3,136
  Accounts receivable (net of allowance for doubtful
    accounts of $335 in 2001 and $363 in 2000). . . .           5,041           8,479
  Inventories . . . . . . . . . . . . . . . . . . . .          11,956          21,849
  Other current assets. . . . . . . . . . . . . . . .             763             675
                                                       ---------------  --------------
    Total current assets. . . . . . . . . . . . . . .          23,274          34,139
  Equipment, furniture and fixtures, net. . . . . . .          15,940          10,207
  Other assets, net . . . . . . . . . . . . . . . . .             250             189
                                                       ---------------  --------------
    Total assets. . . . . . . . . . . . . . . . . . .  $       39,464   $      44,535
                                                       ===============  ==============
LIABILITIES
Current Liabilities:
  Short-term bank borrowings. . . . . . . . . . . . .  $        5,567   $       2,719
  Accounts payable. . . . . . . . . . . . . . . . . .           9,104           8,647
  Accrued expenses. . . . . . . . . . . . . . . . . .           3,066           3,315
  Deferred revenue and customer deposits. . . . . . .           4,390          18,562
                                                       ---------------  --------------
    Total current liabilities . . . . . . . . . . . .          22,127          33,243
                                                       ---------------  --------------

Contingencies (see notes)


SHAREHOLDERS' EQUITY
Common stock, no par value:
  Authorized 50,000,000 shares;
    Issued and outstanding 22,272,000 shares at
    September 30, 2001 and 19,319,000 shares at
    December 31, 2000 . . . . . . . . . . . . . . . .         110,411         102,837
  Accumulated deficit . . . . . . . . . . . . . . . .         (90,989)        (89,523)
  Accumulated other comprehensive loss. . . . . . . .          (2,085)         (2,022)
                                                       ---------------  --------------
    Total shareholders' equity. . . . . . . . . . . .          17,337          11,292
                                                       ---------------  --------------
    Total liabilities and shareholders' equity. . . .  $       39,464   $      44,535
                                                       ===============  ==============


     The accompanying notes are an integral part of the consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  2001            2000
                                                                 --------        --------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $      (1,466)     $  (10,750)
  Adjustments to reconcile net loss to net cash
    from operating activities:
    Cumulative effect of change in accounting principle .             --           6,770
    Depreciation. . . . . . . . . . . . . . . . . . . . .          2,004           1,080
    Stock-based compensation. . . . . . . . . . . . . . .             44             490
    Changes in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . .          3,438           1,943
      Inventories . . . . . . . . . . . . . . . . . . . .          9,893         ( 9,979)
      Other assets. . . . . . . . . . . . . . . . . . . .           (149)           (232)
      Accounts payable. . . . . . . . . . . . . . . . . .            457           3,540
      Accrued expenses. . . . . . . . . . . . . . . . . .           (249)            (40)
      Deferred revenue and customer deposits. . . . . . .        (14,172)         11,618
                                                           --------------       ---------
      Net cash provided by (used in) operating activities           (200)          4,520
                                                           --------------       ---------
Cash flows from investing activities:
  Acquisition of equipment, furniture and fixtures. . . .         (7,737)         (3,325)
                                                           --------------       ---------
      Net cash used in investing activities . . . . . . .         (7,737)         (3,325)
                                                           --------------       ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock. . . . . . . . .          7,530           1,150
  Proceeds from short-term bank borrowings. . . . . . . .          5,567           4,000
  Payments of short-term bank borrowings. . . . . . . . .         (2,719)         (4,000)
                                                           --------------       ---------

      Net cash provided by financing activities . . . . .         10,378           1,150
                                                           --------------       ---------

Effect of exchange rate changes on cash                              (63)             21
                                                           --------------       ---------

Net increase in cash and cash equivalents                          2,378           2,366
Cash and cash equivalents, beginning of period                     3,136           6,739
                                                           --------------       ---------
Cash and cash equivalents, end of period                   $       5,514         $ 9,105
                                                           ==============       =========
Supplemental cash flow information
  Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . .  $         287        $    118
  Income taxes. . . . . . . . . . . . . . . . . . . . . .  $         473        $    152


5

    The accompanying notes are an integral part of these consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)

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

LIQUIDITY

The Company has incurred losses from continuing operations for the year ended December 31, 2000 of approximately $9.7 million, after taking into account the cumulative adverse effect of the change in accounting principle of $6.8 million, and for the three- and nine-month periods ended September 30, 2001 of approximately $744,000 and $1.5 million, respectively. The Company is actively marketing its existing and new products, which it believes will ultimately lead to profitable operations. However, no assurance can be given that the currently available funds will meet the Company's cash requirements in the future.

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

A reconciliation of the numerator and denominator of basic and diluted net loss per share is as follows (in thousands, except per share data):



                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,              SEPTEMBER 30,
                                          2001           2000               2001       2000
                                      -------------------------------------------------------
Basic:
Net income (loss). . . . . . . . . .  $      (744)  $       1,646      $ (1,466)    $(10,750)
                                      ============  =============       ========    =========
  Weighted average common shares
  outstanding. . . . . . . . . . . .       22,268          19,126        20,793       18,845
                                      ============    ============      ========    =========
  Basic net income (loss) per share.  $     (0.03)    $      0.09      $  (0.07)    $  (0.57)
                                      ============    ============      ========    =========

Diluted:
  Net income (loss). . . . . . . . .  $      (744)    $     1,646      $ (1,466)    $(10,750)
                                      ============    ===========       ========    =========
  Weighted average common shares
  outstanding. . . . . . . . . . . .        22,268         20,593        20,793       18,845
                                      ============    ============      ========    =========

Diluted net income (loss) per share.  $     (0.03)    $      0.08      $  (0.07)    $  (0.57)
                                      ============    =============     ========    =========


Stock options and warrants to purchase approximately 3,899,000 weighted shares of common stock were outstanding during the nine months ended September 30, 2001, but were not included in the computation of diluted net loss per share because the Company had a net loss for the nine months ended September 30, 2001.

Stock options and warrants to purchase approximately 3,079,000 weighted shares of common stock were outstanding during the nine months ended September 30, 2000 but were not included in the computation of diluted net loss per share because the Company had a net loss for the nine months ended September 30, 2000.

Stock options and warrants to purchase 4,590,000 weighted shares of common stock were outstanding during the three months ended September 30, 2001 but were not included in the computation of diluted net loss per share because the Company had a net loss for the three months ended September 30, 2001.

Stock options to purchase 550,000 weighted shares of common stock were excluded in the computation of diluted net income per share for the three months ended September 30, 2000, because these shares would have been anti-dilutive.



LINES  OF  CREDIT

On March 28, 2001, we converted our then existing $10 million Venture Bank line of credit to an asset-based line of credit. Amounts available under the line are based on 80 percent of eligible accounts receivable, and borrowings under the line are secured by all corporate assets and bear interest at 9.6 percent per annum and an administrative fee of a quarter of one percent on all advances. This line does not have accounts receivable customer concentration limitations, does allow borrowing against foreign receivables, and has no financial covenants. It will expire in March, 2002. As of September 30, 2001, there was an outstanding balance of $2.6 million on this line of credit.

On July 15, 2001, our 100 percent owned subsidiary in Japan, Genus-Japan Inc., negotiated a $3.0 million line of credit secured by customer receivables with Aozora Bank, Ltd. in Tokyo. As of September 30, 2001, there was an outstanding balance of $3.0 million under this line of credit.

INVENTORIES

Inventories  comprise  the  following  (in  thousands):

                                   SEPTEMBER 30,   DECEMBER 31,
                                        2001           2000
                                   --------------  -------------
Raw materials and purchased parts  $        5,194  $       6,081
Work in process . . . . . . . . .           2,475          5,624
Finished goods. . . . . . . . . .              78            647
Inventory at customers' locations           4,209          9,497
                                   --------------  -------------
                                   $       11,956  $      21,849
                                   ==============  =============

Inventory at customers' locations represent the cost of systems shipped to customers for which we are awaiting customer acceptance.


ACCRUED EXPENSES

Accrued  expenses  comprise  the  following  (in  thousands):

                                         SEPTEMBER 30,   DECEMBER 31,
                                              2001           2000
                                         --------------  ------------
System warranty                          $    1,058        $    757
Accrued commissions and incentives              155             242
Accrued compensation and related items          767             615
Federal, state and foreign income taxes         715             828
Other                                           371             873
                                         -----------     ----------
                                         $    3,066        $  3,315
                                         ==========       =========


COMMON  STOCK

On May 17, 2001, we sold in a private transaction 2,541,785 shares of our common stock, and warrants to purchase up to 1,270,891 of additional shares of common stock, for aggregate proceeds of approximately $7.6 million. Additional warrants were issued to Burnham Securities and Wells Fargo Van Kasper, for their services as placement agents in the transaction, for an additional 190,634 shares of our common stock. The warrants issued to the purchasers in the private placement are exercisable for $3.50 per share. The placement agents have an aggregate of 69,375 shares underlying their warrants that are exercisable for $3.00 per share and an aggregate of 121,259 shares underlying their warrants that are exercisable for $5.24 per share. The warrants expire on May 13, 2006.

STOCK  COMPENSATION

In 1998 and 1999, the Company granted options to outside consultants to purchase 23,000 and 5,000 shares of common stock, respectively. These options have exercise prices between $0.875 and $3.03 per share. The options vest over three years and expire between February 2001 and March 2002. The work is to be conducted over a three-year period coinciding with the vesting of the options. Unvested options are to be forfeited if the consultants cease performing their work. The Company accounts for consultants' options in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." In accordance with this standard, changes in the estimated fair value of these options will be recognized as compensation expense in the period of the change. The Company recorded $16,000 and $232,000 for the nine months ended September 30, 2001 and 2000, respectively.

In addition, the Company recorded $28,000 and $194,000 for the nine months ending September 30, 2001 and 2000 respectively, resulting from a shortfall in shares approved for the ESPP. Aggregate compensation resulting from the shortfall of approximately $400,000 is being amortized through December 2001. The calculation and recording of expense was made in accordance with EITF 97-12, "Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25." In accordance with this consensus, a compensation charge is calculated for the amount by which the quoted stock price on the date of shareholder approval, less a 15 percent discount, exceeds the price at which options were granted under the ESPP. The compensation charge so determined is amortized over the term of the options issued under the ESPP that remains after shareholder approval of additional shares.

LEGAL  PROCEEDINGS

In July 1999, we were named as a co-defendant in a claim filed at the Superior Court of the state of California for the county of Santa Clara, involving an automobile accident by one of our former employees which resulted in the death of an individual. Significant general, punitive and exemplary damages were being sought by the plaintiffs. In June, 2001, the plaintiffs settled with our insurance carrier for an amount within our insurance policy limits.

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

ASM has filed a motion asking the court to dismiss our claim that ASM committed inequitable conduct in obtaining its patents, to dismiss our antitrust claim, and to sever and stay our antitrust claim if not dismissed. A hearing on ASM's motion is scheduled for December 11, 2001. In addition, claims construction hearings have been scheduled for June 2002 on all of the patents in suit.

COMPREHENSIVE  LOSS

Statement  of  Financial  Accounting  Standards  No.  130 (SFAS 130), "Reporting
Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components.

The  following  are  the  components  of comprehensive loss (in thousands):

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                             2001             2000             2001        2000
                                          --------------------------------------------------------
Net income (loss). . . . . . . . . . . .  $     (744)    $     1,646       $ (1,466)    $ (10,750)
Foreign currency translation adjustment.         (59)              1            (63)           21
                                          -----------    -----------         --------    ---------
  Comprehensive income (loss). . . . . .  $     (803)    $     1,647       $ (1,529)    $ (10,729)
                                          ===========    ===========       =========     =========


The components of accumulated other comprehensive loss is as follows (in thousands):

                                              SEPTEMBER 30,     DECEMBER 31,
                                                 2001              2000
                                               -------           -------
Cumulative  translation  adjustments          $ (2,085)        $ (2,022)
                                               ========         ========


RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Boards ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133." SFAS No. 138 amends certain terms and conditions of SFAS 133. SFAS 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of the financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. We adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company is required to adopt SFAS 144 effective January 1, 2002, and has not yet determined the impact, if any, of adoption.

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

RESULTS  OF  OPERATIONS

NET SALES. Net sales for three and nine months ended September 30, 2001 were $15.1 and $43.1 million, which represented increases of 4 percent and 73 percent compared to the net sales of $14.5 million and $25.0 million for the corresponding periods in 2000. Five systems were accepted by our customers during the third quarter of 2001, compared to four systems during the third quarter of 2000. Three of these systems were our new atomic level deposition
(ALD) product while the other two were our current generation chemical vapor deposition (CVD) products. During the nine months ended September 30, 2001, eleven systems and five upgrades were accepted, compared to seven systems and two upgrade kits in the first nine months of 2000.

COST OF GOODS SOLD. Cost of goods sold for three and nine months ended September 30, 2001 was $10.3 million and $27.5 million, compared to $8.0 million and $15.1 million for the same period in 2000. Gross profit as a percentage of revenues was 32 percent for the quarter compared to 45 percent in the prior year quarter. In absolute dollars, gross profit was down $1.7 million from the prior year quarter and was adversely impacted by three factors:

- First, inventory write-offs and other one-time adjustments of approximately $500,000;

- Second, unfavorable manufacturing variances of approximately $1.1 million (in June, we initiated a number of initiatives in our plant to improve workflow, reduce inventories, and significantly increase production capacity in our new multi-product, multi-film, multi-customer environment and, although these actions helped us reduce inventories by $8 million and increase our shop floor capacity to produce 15 systems a quarter, they also resulted in higher manufacturing variances); and

- Third, service costs were $150,000 higher than in the third quarter of 2000 due to our investment in service centers in Japan and Korea.

These three factors more than offset the favorable impact of earning a higher proportion of revenues from ALD systems which enjoy higher margins than CVD systems.

Our gross profits have historically been affected by variations in average selling prices, configuration differences, changes in the mix of product sales, unit shipment levels, the level of foreign sales and competitive pricing pressures.

RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses for the quarter ended September 30, 2001 were $2.6 million, or 17 percent of net sales, compared with $2.0 million or 14 percent of net sales for the same period in 2000. For the nine months ended September 30, 2001, expenses were $8.8 million, or 21 percent of sales, compared to $5.8 million, or 23 percent of sales for the same period in 2000. The increases in both quarter and year-to-date expenses were primarily associated with the development costs of our 300-millimeter product, the Lynx3, which shipped in the third quarter of 2001. Over the past six quarters, we have made significant investments in our ALD technology, particularly in new films and productivity improvements, and new CVD products, including tungsten films. We have also invested in semiconductor applications for ALD, and additionally for magnetic disk drives, telecommunications, and inkjet printers. We believe these investments will enable us compete effectively in the marketplace over the next 12 to 18 months. In August we started scaling back on our R&D expenses by eliminating a number of contract positions and implementing salary cuts of up to 20 percent for our entire workforce in order to respond to the downturn in the industry. In October, we took additional cost-cutting actions by implementing a restructuring program in which we further reduced contractor positions.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses were $2.7 million, or 18 percent of sales, for the quarter ended September 30, 2001, compared with $2.8 million or 19 percent of sales for the second quarter of 2000. Although headcount related to SG&A activities was 15 percent higher than in the prior year quarter, overall SG&A expenses were kept lower due to salary cuts, temporary plant shutdowns and stricter cost controls. Also, we received approximately $200,000 from our sub-lessee for early lease termination that was recorded as an offset to SG&A expenses in the September 2001 quarter. Year-to-date expenses were $8.0 million, slightly below the level recorded in the nine months ended September 2000. As a percentage of sales, year-to-date SG&A expenses in 2001 was 19 percent of sales, lower than last year's 32 percent of sales due to the increased sales volumes.

OTHER INCOME (EXPENSE), NET. Other expenses for the third quarter of 2001 were $207,000, primarily reflecting interest charges on bank loans, compared to other income of $101,000, reflecting interest income from cash deposits, for the same period in 2000. During the nine months ended September 30, 2001, other expenses were $127,000, compared to income of $383,000 which was primarily due to interest received from Samsung and foreign currency exchange gains recorded during the first half of 2000.

PROVISION FOR INCOME TAXES. We did not record any provision for income taxes for the three months ended September 30, 2001 as we recorded losses in our U.S and foreign subsidiaries. We provide for a full valuation allowance against the tax benefit associated with these losses. In the three months ended September 30, 2000 we recorded income tax expenses of $100,000 related to profits generated in our South Korean subsidiary. For the nine months ended September 30, we recorded a provision of $69,000 compared to $450,000 in the corresponding prior year period.


LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2001, our cash and cash equivalents were $5.5 million, an increase of $2.4 million over cash and cash equivalents of $3.1 million held as of December 31, 2000. Accounts receivable was $5.0 million, a decrease of $3.4 million from $8.4 million as of December 31, 2000, as we were able to collect on most of our overdue receivables. Cash used by operating activities totaled
$200,000 for the nine months ended September 30, 2001, and consisted primarily of net loss of $1.5 million and decreases in deferred revenues of $14.2 million, partially offset by depreciation of $2.0 million and reductions in working capital, primarily receivables of $3.4 million and inventories of $9.9 million. Inventory reductions were primarily related to improved supply chain management, decreases in inventory held at customer sites from $9.5 million to $4.2 million.

Financing activities provided cash of $10.4 million for the nine months ended September 30, 2001. In May, we received approximately $7.5 million of proceeds from a private placement and from issuance of common stock under the stock option plans of 2.5 million shares of our common stock. Additionally, we increased our net short-term borrowings by $2.8 million.

We made capital expenditures of $7.7 million for the nine months ended September 30, 2001. These expenditures were primarily related to the continuing program of upgrading existing equipment in our development and applications laboratories to meet our most advanced system capabilities and specifications, especially for our ALD processes. This has improved our product and film development capabilities, and increased our customer demonstration capabilities, which is critical in the sales process.

Our primary source of funds at September 30, 2001 consisted of $5.5 million in cash and cash equivalents, and $5.0 million of accounts receivable, some of which has been collected and most of which we expect will have been collected during the three months ending December 31, 2001.

On March 28, 2001, we converted our existing $10 million Venture Bank line of credit to an asset-based line of credit. Amounts available under the line are based on 80 percent of eligible accounts receivable, including funds owed by customers for shipments that have not yet been accepted. Borrowings under the line are secured by all corporate assets and bear interest at 9.6 percent per annum and an administrative fee of a quarter of one percent on all advances. This line does not have accounts receivable customer concentration limitations, does allow borrowing against foreign receivables, and has no financial covenants. It will expire in March, 2002. Borrowings under this line were $2.6 million as of September 30, 2001.

On July 15, 2001, our 100 percent owned subsidiary in Japan, Genus Japan Inc., negotiated a $3.0 million line of credit, secured by customer receivables, with Aozora Bank, Ltd. in Tokyo. As of September 30, 2001, there was an outstanding balance of $3.0 million under this line of credit.

We are actively marketing our existing and new products, which we believe will ultimately lead to profitable operations. However, there can be no assurance the currently available funds will meet the company's cash requirements in the future, or, that any required additional funding will be available on terms attractive to us, which could have a material adverse affect on our business, financial condition and results of operations. Any additional equity financing may be dilutive to shareholders, and any additional debt financing, if available, may involve restrictive covenants.


RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of SFAS 133." SFAS No. 138 amends certain terms and conditions of SFAS 133. SFAS 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether is has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. We adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on our financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe the adopting of SFAS 142 will not have a significant impact on our financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company is required to adopt SFAS 144 effective January 1, 2002, and has not yet determined the impact, if any, of adoption.

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

WE HAVE EXPERIENCED LOSSES OVER THE LAST FEW YEARS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

We have experienced losses of $2.9 million, $3.2 million and $26.0 million for 2000, 1999 and 1998, respectively. These numbers have been restated to reflect the retroactive application of the change in accounting principle under SAB 101.

We may not be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or achieve and maintain consistent profitability on a quarterly or annual basis.

SUBSTANTIALLY  ALL  OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE CUSTOMERS

Historically, we have relied on a small number of customers for a substantial portion of our net sales. For example, Samsung Electronics Company, Ltd. and Infineon Technologies accounted for approximately 91 percent and 5 percent of our net sales in 2000. In the first nine months of 2001, Samsung Electronics
Company, Ltd., Read-Rite and Infineon Technologies accounted for approximately 72 percent, 8 percent and 6 percent, respectively, of our net sales. Samsung Electronics and Read-Rite represented approximately 34 percent of accounts receivables at September 30, 2001. The semiconductor manufacturing industry generally consists of a limited number of larger companies. Consequently, we expect that a significant portion of our future product sales will continue to be concentrated within a limited number of customers, even though we are making progress in reducing the concentration of our reliance on customers through our strategy of product and customer diversification


None of our customers has entered into a long-term agreement with us requiring them to purchase our products. In addition, sales to these customers may decrease in the future when they complete their current semiconductor equipment purchasing requirements. If any of our customers were to encounter financial difficulties or become unable to continue to do business with us at or near current levels, our business, results of operations and financial condition would be materially harmed. Customers may delay or cancel orders or may stop doing business with us for a number of reasons including:
  -   customer  departures  from  historical  buying  patterns;
  -   general  market  conditions;
  -   economic  conditions;  or
  - competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits.

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

Our lengthy sales cycle, coupled with our customers' competing capital budget considerations, makes the timing of customer orders uneven and difficult to predict. Our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter. As a result, our net sales and operating results for a quarter depend on us shipping orders as scheduled during that quarter as well as obtaining new orders for systems to be shipped in that same quarter. Any delay in scheduled shipments or in shipments from new orders would materially harm our operating results for that quarter, which could cause our stock price to decline.

WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES

Export sales accounted for approximately 98 percent, 86 percent and 56 percent of our total net sales in 2000, 1999 and 1998, respectively, and accounted for 92 percent of our total net sales during the first nine months of 2001. Net sales to our South Korean-based customers accounted for approximately 92 percent, 84 percent and 30 percent of total net sales in 2000, 1999, and 1998, respectively, and accounted for 72 percent of our total net sales in the first nine months of 2001. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to risks, including:
  -   unexpected  changes  in  law  or  regulatory  requirements;
  -   exchange  rate  volatility;
  -   tariffs  and  other  barriers;
  -   political  and  economic  instability;
  -   difficulties  in  accounts  receivable  collection;
  -   extended  payment  terms;
  -   difficulties  in  managing  distributors  or  representatives;
  -   difficulties  in  staffing  our  subsidiaries;
  -   difficulties  in  managing  foreign  subsidiary  operations;  and
  -   potentially  adverse  tax  consequences.

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

After the dramatic industry boom for semiconductor equipment that peaked early in the year 2000, another cyclical downturn that is extraordinarily deep is presently occurring. Industry reports anticipate a fall of 45 percent in 2001 compared to 2000. This sharp and severe industry downturn is the largest in the industry's history and it is occurring with a slowdown of the U.S. economy overall. Almost all previous downturns have been solely due to pricing declines. The current downturn in the industry marks a corresponding decline in unit production. Genus recently reported a loss for our third quarter 2001 financial results. There is a risk that our revenues and operating results will continue to be further impacted by the continued downturn in the semiconductor industry and global economy.

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

On August 1, 2001, we filed a counterclaim against ASM International N.V., charging ASM with infringing Genus' U.S. Patent 5,294,568, entitled "Method of Selective Etching Native Oxide," and with committing antitrust violations designed to harm the atomic layer deposition market. ASM has filed a motion asking the court to dismiss our claim that ASM committed inequitable conduct in obtaining its patents, to dismiss our antitrust claim, and to sever and stay our antitrust claim if not dismissed. A hearing on ASM's motion is scheduled for December 11, 2001. In addition, claims construction hearings have been scheduled for June 2002 on all of the patents in suit.


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

BUSINESS  INTERRUPTIONS  COULD  ADVERSELY  AFFECT  OUR  BUSINESS

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, acts of political terrorists and other events beyond our control. A disaster could severely damage our ability to deliver our products to our customers. Our products depend on our ability to maintain and protect our operating equipment and computer systems, which are primarily located in or near our principal headquarters in Sunnyvale, California. Sunnyvale exists near a known earthquake fault zone. Although our facilities are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Further, our facilities in the State of California could be subject to electrical blackouts as a consequence of a shortage of available electrical power. If such blackouts were to occur, they could disrupt the operations of our affected facilities. Although we maintain general business insurance against interruptions such as fires and floods, there can be no assurance that the amount of coverage will be adequate in any particular case.

WE ARE OBLIGATED TO ISSUE SHARES OF OUR STOCK UNDER OUTSTANDING OPTIONS AND WARRANTS AND SUCH ISSUANCE MAY DILUTE YOUR PERCENTAGE OWNERSHIP IN GENUS OR CAUSE OUR STOCK PRICE TO DROP.

As of September 30, 2001 we have a total of 4,606,568 shares of common stock underlying warrants and outstanding employee stock options. Of the stock options, 1,869,519 shares are currently exercisable. All of the shares underlying the warrants are currently exercisable.

There are 1,461,525 shares of our common stock underlying the warrants issued to the shareholders. Of these shares, 1,270,891 have an exercise price of $3.50; 69,375 have an exercise price of $3.00; and 121,259 have an exercise price of $5.24. In addition, Venture Banking Group, a division of Cupertino National Bank, holds a warrant, issued October 14, 1999, to purchase 25,000 shares of our common stock at an exercise price of $2.39. The warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

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

WE HAVE IMPLEMENTED ANTI-TAKEOVER MEASURES THAT MAY RESULT IN DILUTING YOUR PERCENTAGE OWNERSHIP OF GENUS STOCK

Our Preferred Stock Rights Agreement is our primary anti-takeover device. Pursuant to the agreement, our board of directors has declared a dividend of one right for each share of our common stock that was outstanding as of October 13, 2000. The rights trade with the certificates for the common stock until a person or group acquires beneficial ownership of 15 percent or more of our common stock. After such an event, we will mail rights certificates to our shareholders and the rights will become transferable apart from the common stock. At that time, each right, other than rights owned by an acquiror or its affiliates, will entitle the holder to acquire, for the exercise price, a number of shares of common stock having a then-current market value of twice the exercise price.

In the event that circumstances trigger the transferability and exercisability of rights granted in our preferred stock rights agreement, your current holdings in Genus may decline as a result of dilution to your percentage ownership in Genus or as a result of a reduction in the per share value of our stock resulting from the increase in the number of outstanding shares available.

                           FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report that may not prove to be accurate. This report contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding, among other items, our business strategy, growth strategy and anticipated trends in our business. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. When we use the words "believe," "expect," "anticipate," "project" and similar expressions, this should alert you that this is a forward-looking statement.

We base these forward-looking statements on our expectations. They are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.
Statements in this report, and in documents incorporated into this report, including those set forth above in "Risk Factors," describe factors, among others, that could contribute to or cause these differences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.


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

                           PART II.  OTHER INFORMATION



ITEM  1.  LEGAL  PROCEEDINGS

In July 1999, we were named as a co-defendant in a claim filed at the Superior Court of the state of California for the county of Santa Clara, involving an automobile accident by one of our former employees which resulted in the death of an individual. Significant general, punitive and exemplary damages were being sought by the plaintiffs. In June, 2001, the plaintiffs settled with our insurance carrier for an amount within our insurance policy limits.

On June 6, 2001, ASM America, Inc. filed suit against us in the U.S. District Court for the Northern District of California asserting that our atomic layer products infringe claims of U.S. Patent Nos. 6,015,590 and 5,916,365. The complaint sought unspecified monetary damages and equitable relief.

On August 1, 2001, we filed our response in the patent infringement case initiated by ASM denying ASM's allegation that Genus infringes patents that ASM claims to have acquired. In our response, we deny ASM's allegations and maintain that ASM's claims based on these patents are improper. Additionally, we filed a counterclaim against ASM International N.V., charging ASM with infringing Genus' U.S. Patent 5,294,568, entitled "Method of Selective Etching Native Oxide," and with committing antitrust violations designed to harm the atomic layer deposition market. ASM has filed a motion asking the court to dismiss our claim that ASM committed inequitable conduct in obtaining its patents, to dismiss our antitrust claim, and to sever and stay our antitrust claim if not dismissed. A hearing on ASM's motion is scheduled for December 11, 2001. In addition, claims construction hearings have been scheduled for June 2002 on all of the patents in suit.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On May 17, 2001, we sold in a private transaction 2,541,785 shares of our common stock, and warrants to purchase up to 1,270,891 of additional shares of common stock, for aggregate proceeds of approximately $7.6 million. We also issued an aggregate of 190,634 warrants to Burnham Securities, Inc. and Wells Fargo Van Kasper as partial compensation for their services as placement agents in the transaction. The warrants issued to the purchasers in the private placement are exercisable for $3.50 per share. The placement agents have an aggregate of 69,375 shares underlying their warrants that are exercisable for $3.00 per share and an aggregate of 121,259 shares underlying their warrants that are exercisable for $5.24 per share. Each warrant is exercisable to purchase one share of our common stock at any time until May 13, 2006. The warrants include a net exercise provision permitting the holders to pay the exercise price by cancellation of a number of shares with a fair market value equal to the price of the warrants.

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

If all the warrants are exercised for cash and converted to common stock, the additional net proceeds would total $5.0 million. The net proceeds from the private placement are being used to fund inventory, sales and sales support to address new customers, working capital and general corporate matters.

We entered into a registration rights agreement with the purchasers in connection with the private transaction that required us register the securities for resale under the Securities Act of 1933 by filing a registration statement a Form S-3. Accordingly, we made such a filing and Amendment 4 to the Genus, Inc. S-3 Registration Statement became effective with the Securities and Exchange Commission on August 17, 2001.



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        None.


(b)     Report  on  Form  8-K

        The  company  filed  a  Current  Report  on  Forms  8-K,  on  August 16,
        2001.

                                   GENUS, INC.
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November  14,  2001                 GENUS,  INC.



                                            /s/  William  W.R.  Elder
                                                --------------------------------
                                               William  W.R.  Elder,  President,
                                        Chief  Executive  Officer  and  Chairman



                                           /s/  Shum  Mukherjee
                                                --------------------------------
                                                       Shum  Mukherjee
                                              Chief  Financial  Officer
                                           (Principal  Financial  and  Principal
                                                 Accounting  Officer)