Form 10-K
period 2001-12-31
GENUS INC
filed 2002-04-01
CIK 837913

================================================================================
     As filed with the Securities and Exchange Commission on April 1, 2002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2001
                                                   -------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on February 28, 2002 in the over-the-counter market as reported by the Nasdaq National Market, was approximately $78.6 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2002, Registrant had 26,287,803 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference in Part III of this Form 10-K Report: Proxy Statement for Registrant's 2002 Annual Meeting of Shareholders - Items 10, 11, 12 and 13.
================================================================================

                                      TABLE OF CONTENTS


PART I.                                                                                 PAGE
  Item 1.   Business                                                                       3
  Item 2.   Properties                                                                    14
  Item 3.   Legal Proceeding                                                              14
  Item 4.   Submission of Matters to a Vote of Security Holders                           15

PART II.
  Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters     16
  Item 6.   Selected Financial Data                                                       17
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                    18
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                    33
  Item 8.   Consolidated Financial Statements and Supplementary Data                      33
  Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                          35

PART III.
  Item 10.  Directors and Executive Officers of the Registrant                            36
  Item 11.  Executive Compensation                                                        37
  Item 12.  Security Ownership of Certain Beneficial Owners and Management                38
  Item 13.  Certain Relationships and Related Transactions                                38

PART IV.
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K               39

SIGNATURES
EXHIBITS
INDEX

PART I

ITEM 1.  BUSINESS

OVERVIEW

     Since 1982, we have been supplying advanced manufacturing systems to the semiconductor industry worldwide. Major semiconductor manufacturers use our leading-edge thin film deposition equipment and process technology to produce integrated circuits, commonly called chips, that are incorporated into a variety of products, including personal computers, communications equipment and consumer electronics. We pioneered the development of chemical vapor deposition (CVD) tungsten silicide, which is used in certain critical steps in the manufacture of integrated circuits. In addition, today we are leading the commercialization of atomic layer deposition, also known as ALD technology. This technology is designed to enable a wide spectrum of thin film applications such as aluminum oxide, hafnium oxide and other advanced dielectric insulating and conducting materials for advanced integrated circuit manufacturing.

     We have implemented a strategy of targeting non-semiconductor markets, as we are confident that our developed films can serve multiple applications in both semiconductors and non-semiconductor segments. In addition to expanding our total available market, this strategy of diversifying our customer base is intended to gain us some protection against cyclical downturns in the semiconductor industry. We think our emerging ALD technology will prove effective in expanding and diversifying our customer base.

     We continue to develop enabling thin film technology that addresses the scaling challenges facing the semiconductor industry relating to gate and capacitor materials. The International Technology Roadmap for Semiconductors
(ITRS) has labeled these challenges as "red zones" because there are no known solutions that allow for further reduction in feature sizes and improved performance. Our innovative thin film technology solutions are designed to enable chip manufacturers to simplify and advance their integrated circuit production processes and lower their total cost of manufacturing per chip, known as cost of ownership.

     As it is in the semiconductor industry, non-semiconductor business segments have scaling initiatives as well. For example, the making of thin film magnetic heads in the data storage industry has scaling requirements analogous to the scaling trends in semiconductors. A key part of our business strategy includes providing enabling thin film solutions for non-semiconductor applications.

     We provide a production-proven platform that is used for both the development and volume production of new thin films in integrated circuit manufacturing. This platform is based on a common architecture and a high percentage of common parts that are designed to provide manufacturers with high reliability and low cost of ownership across a wide range of thin film deposition applications. The modular design of our system permits manufacturers to add capacity and to service their manufacturing systems easily. In addition to the modular platform architecture, our systems operate on standardized software that is designed to support a wide range of thin film deposition processes. Furthermore, our patented process chamber design incorporated into our flagship LYNX product family can be configured for chemical vapor deposition
(CVD),  plasma enhanced CVD, and ALD with minimal changes to the chamber design.

     Our global customer base consists of semiconductor manufacturers in the United States, Europe and Asia. Our current customers include semiconductor manufacturers such as Infineon Technologies, Micron Technology, Inc., NEC and Samsung Electronics Company, Ltd. and non-semiconductor customers such as Read-Rite Corporation, which is an independent manufacturer of magnetic recording heads for hard disk drives and a recognized technology leader in the data storage industry.

INDUSTRY  BACKGROUND

     The manufacture of a chip requires a number of complex steps and processes. Most integrated circuits are built on a base of silicon, called a wafer, and consist of two main structures. The lower structure is made up of components, typically transistors or capacitors, and the upper structure consists of the circuitry that connects the components. Building an integrated circuit requires the deposition of a series of film layers, which may be conductors, dielectrics (insulators), or semiconductors. The overall growth of the semiconductor industry and the increasing complexity of integrated circuits have led to increasing demand for advanced semiconductor equipment. Although the semiconductor industry has grown over 30 years with an average compound annual growth rate (CAGR) of 15%, it is prone to cyclic variations. Typically there are periods of high demand followed by periods of low demand. Each cycle is one to three years of high growth and one to three years of low growth. Currently we are witnessing the biggest recession in the history of the semiconductor and semiconductor equipment industries. VLSI Research, an independent research company specializing in the high technology industry, estimates that bookings in the semiconductor equipment industries in 2001 declined by around 71% compared to the prior year and industry shipments in 2001 were down 38% compared to 2000. Additionally, VLSI expects 2002 shipments to be down 5% compared to 2001.

INDUSTRY  DRIVERS:  LOWERING  THE  COST  PER FUNCTION AND INCREASING PERFORMANCE

      The growth of computer markets and the emergence and growth of new markets such as wireless communications and digital consumer electronics have contributed to growth in the semiconductor industry. This increase also has been fueled by the semiconductor industry's ability to supply increasingly complex, higher performance integrated circuits, while continuing to reduce cost. The increasing complexity of integrated circuits and the accompanying reductions in feature size require more advanced and expensive wafer fabrication equipment, which can increase the average cost of advanced wafer fabrication facilities. Technological advances in semiconductor manufacturing equipment have historically enabled integrated circuit manufacturers to lower cost per function and improve performance dramatically by:

     - reducing feature size of integrated circuits and the introduction of new materials with scaled dimensions;
     -    increasing  the  wafer  size;
     -    increasing  manufacturing  yields;  and
     -    improving  the  utilization  of  wafer  fabrication  equipment.

REDUCING  FEATURE  SIZES  AND  ADDING  NEW  ENABLING  THIN  FILMS

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

LARGER  WAFER  SIZES

     By increasing the wafer size, integrated circuit manufacturers can produce more circuits per wafer, thus reducing the overall manufacturing costs per chip. Leading-edge wafer fabrication lines are currently using 200-millimeter (mm) wafers, up from the 100mm wafers used ten to fifteen years ago. Currently, many integrated circuit makers have commenced pilot production lines using 300mm wafers. We believe that most major manufacturers will add 300mm production capabilities within the next one to four years.

HIGHER  MANUFACTURING  YIELDS

     In the last fifteen years, manufacturing yields, or the percentage of good integrated circuits per wafer, have increased substantially, while the time to reach maximum yield levels during a production lifecycle has decreased significantly. As the complexity of chips increases, manufacturers must continually reduce defect density to obtain higher yields.

IMPROVED  EQUIPMENT  UTILIZATION  AND  INTRODUCING  NEW  EQUIPMENT ARCHITECTURES

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

RED ZONE CHALLENGES FACING THE SEMICONDUCTOR INDUSTRY

     The semiconductor industry is driven by the need for higher performance and greater chip density as measured by an increasing number of functions on the chip. The semiconductor industry has historically been able to double the number of transistors on a given space of silicon every 18 to 24 months by reducing feature sizes. However, as the industry approaches feature size dimensions of
0.13 micron and below, the industry will face significant challenges and roadblocks pertaining to improving device performance and feature size reduction. The International Technology Roadmap has labeled these challenges "red zones" for Semiconductors because there are no known solutions to allow for further reduction in feature sizes and improved performance. It is estimated that semiconductor manufacturers need approximately two to four years to research, develop and commercially produce a new type of chip. Accordingly, we expect semiconductor manufacturers to begin their research and development activities as well as capital purchases to support those activities at least two years before producing a new chip.

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

VERSATILE  PRODUCTION  PLATFORM

     Our LNYX series of systems is based on a common outsourced, reliable wafer-handling robotic platform. The LNYX systems are designed to be flexible and can be configured for multiple deposition processes, such as CVD, plasma enhanced CVD and ALD. Our LNYX systems offer the following advantages:

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

LOW  COST  OF  OWNERSHIP

     Our LNYX series equipment offers low cost of ownership by featuring multiple deposition processes capabilities, production-proven process chamber design, advanced software architecture and reliable wafer handling. Based on feedback from our installed customer base, we estimate that our production systems consistently achieve greater than 90% availability, and that the mean time between failures of our system is greater than 300 hours. In addition, our customers have confirmed that we offer among the lowest costs of operation. We are committed to improving these results; achieving these same levels of performance or better with our new thin film products.

CUSTOMER  SUPPORT

     We believe we deliver superior customer support and service to enhance our long-term customer relationships. We maintain an international customer support infrastructure with fully staffed customer support facilities in Japan, Korea and the United States. We provide training for two customer engineers with all of our equipment installations as well as 24 hours a day, seven days a week product support. We offer warranties consisting of a two-year parts warranty and a one-year labor warranty.

MARKETS  AND  APPLICATIONS

     In 2001, we continued to expand our product line with new films and applications that allow us to serve broader markets. In 1999, Genus had tungsten silicide and tungsten nitride for gate and barrier applications and we were just introducing ALD technology. As we turn into 2002, we have tungsten silicide, tungsten nitride and blanket tungsten by conventional CVD, and aluminum oxide, tantalum oxide, titanium oxide, hafnium oxide and zirconium oxide as well as titanium nitride and tungsten nitride by ALD. In addition, Genus has the demonstrated capability to integrate these ALD films as alloys and nanolaminates (layered structures) for the engineering of specialized capabilities on its LNYX series platforms. These 10 films serve the Company for applications in semiconductors for gate, capacitor and interconnect, as well as non-semiconductor applications (e.g., in particular, aluminum oxide for thin film magnetic heads of hard disk drives). In the near term, our key target applications are gate and capacitor for semiconductors; and ALD dielectrics for gap applications in thin film heads.

     By focusing on a broader set of film markets, we believe we can reduce our dependence on the volatile dynamic-random-access memory (DRAM) market, as well as benefit from participation in the logic segment and non-semiconductor market opportunities. In summary, we are now participating in semiconductor memory with gate and capacitor films, in semiconductor logic with advanced gate films, and in non-semiconductor gap dielectrics for thin film magnetic heads. We moved from solely memory applications to this level of diversification in the last three years.

     We  focus  on  the  following  thin  film  market  segments:

CVD SILICIDE AND METAL, AND ALD DIELECTRICS AND METAL BARRIERS FOR GATE STACK FILMS

     CVD tungsten silicide is used to reduce the electrical resistance of the gate material in a transistor device structure. Our tungsten silicide gate thin films are used in DRAM integrated circuit production. In the future, we expect the tungsten gate material to migrate from tungsten silicide to the low resistance tungsten gate films, such as Rapid integrated gate (RinG) that we have developed and beyond that to use various metal barrier films in combination with high-k dielectrics.

     Capacitor  films

     Genus is commercializing its ALD technology with the application to advanced capacitors. These include: cylinder ("stacked"), trench, embedded, rf and decoupling capacitor applications. Genus is in beta phase with several applications and customers using both ALD dielectric and metal electrode films. The state of the art has been advanced due to high conformality and high quality Genus ALD films. The opportunity to increase the number of beta sites and move to pilot production exists.

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

     Non-semiconductor  films

     Genus has developed a market for its ALD films in the thin film magnetic head (reader) market. This market developed because of a production ready-made solution that the Genus ALD dielectrics provide for the scaling of the gap dielectrics. The market is scaling to thinner films, ideally suited to the ALD approach. Other non-semiconductor markets are targeted, these include:
Magnetic Random Access Memory (MRAM). Optical interconnects / filters, Organic Light Emiting Diodes (OLEDs), Microelectromechanical Systems (MEMS), and photo masks, in fact anywhere that film uniformity and conformality are enabling. However, it is too early to predict timing of the penetration in many of these markets.

PRODUCTS  AND  TECHNOLOGY

     We have developed our product strategy around the LYNX system concept. The LYNX system integrates platform and process modules with our standardized operating software. The LYNX system refers specifically to the vacuum robotic wafer handler and its wafer controlling software. The LYNX process modules are generically appropriate for CVD, plasma enhanced CVD and ALD technologies.

     All of our current thin film systems are built on a common platform and marketed in the context of the LYNX series. Each LYNX product includes wafer handling robotics, dual load locks, control electronics and system software. The LYNX system can be used for the deposition of advanced dielectrics and copper ultra-thin barrier seed. The LYNX product line addresses both 200 and 300mm wafer sizes and is designed for the deposition of the following thin film applications:

     CVD  --

     -    tungsten  silicide-monosilane

     -    tungsten  silicide-dichlorosilane

     -    tungsten  nitride

     -    tungsten

     ALD  --

     -    aluminum  oxide

     - advanced metal oxides (e.g., tantalum oxide, titanium oxide, zirconium oxide, hafnium oxide)

     -    nanolaminates  and  alloys

     -    metal  films  (e.g.,  titanium  nitride  and  tungsten  nitride)

LYNX  Series

     LYNX2(R). Manufacturers of advanced DRAM devices of 0.35 to 0.18 micron currently use the LYNX2(R) system in production. LYNX2(R) systems support over 150 process modules in high volume production. Production availability for the LYNX2(R)system runs from 90-95%. LYNX2(R) platforms are also used for customer development and pilot manufacturing for more advanced semiconductor applications below 0.18 micron. The LYNX2(R)features a wafer-handling platform that is compatible with the Modular Equipment Standards Committee (MESC). This platform uses a centrally located, dual-end effectors robot for high throughput operation. The system is controlled by a graphical user interface that provides the operator with real-time information such as recipe, set points, and hardware status and service features. The modular design of the LYNX2(R)allows the addition of up to four process modules, which can be run serially or in parallel. The LYNX2(R) process module design also offers a multi-zone resistive heater for more uniform wafer heating, two-zone showerheads for improved film composition uniformity and a state-of-the-art gas delivery system that minimizes chamber-to-chamber variance. In the case of ALD, fast gas switching has been developed for high productivity ALD.

     LYNX3(TM). We introduced the LYNX3(TM) in January 1999 as our first 300mm low pressure CVD process module in a beta system. The LYNX3(TM) process module is based on a newly developed and patented process chamber concept that results in exceptional uniformity. The LYNX3(TM) is designed to run all films currently supported by the LYNX2(R), as well as all films currently in development. The LYNX3(TM) system supports up to five process modules, which can be run serially or in parallel. Also, we have developed an advanced version of the LYNX3(TM), which is designed to be a "bridge tool", capable of running either 200 or 300mm wafers.

     The range of thin films that can be deposited using the LYNX product family include:

     - ALD Dielectrics. In July 1999, we announced the availability of ALD aluminum oxide. ALD has many possible applications in the semiconductor market including as a high dielectric constant oxide for either capacitors or for gate dielectrics, as an etch stop for advanced structures, or for hard mask applications. We made other advanced ALD dielectrics available during 2000 and 2001. We believe that our ALD aluminum oxide-based technology will find near-term opportunities in the DRAM capacitor application. Other ALD dielectrics will find longer-term applications in both capacitor and gate dielectric structures.

     - ALD Metal Films. Metal films have been developed and offer application for metal gate (work function control as well as barrier), capacitor electrodes, contact and interconnect barriers. The applications are current in the case of capacitor electrodes and contact barrier. For interconnects they will likely come to be needed below the 90mm feature size, where barrier film thickness decrease below 100 angstroms. Somewhat beyond 2005, there will be an interest in these barriers for metal gate electrodes.

     - Tungsten Silicide. In addition to our mainstream production silane-based tungsten silicide film, we offer dichlorosilane LRS silicide, a low resistivity, low stress CVD tungsten silicide. DRAM manufacturers can use LRS tungsten silicide for increased yields and faster device speeds.

     - Rapid Integrated Gate. We introduced the industry's first plasma enhanced CVD tungsten nitride barrier film in 1997, Rapid Integrated Gate or RInG. The application is for tungsten gates with a built-in tungsten nitride barrier that can be rapidly integrated for gates using rapid thermal annealing processes. This film is a low-cost candidate for production using tungsten gate technology.

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

FINANCIAL  INFORMATION  ABOUT  OPERATING  SEGMENTS

     Currently, the Company operates in one industry segment. The Company is engaged in the design, manufacturing, marketing and servicing of advanced thin film deposition systems used in the semiconductor manufacturing industry. Please refer to Item 6, Selected Financial Data, and Item 8, Consolidated Financial Statements and Supplementary Data of this 10K report for operating segment financial information.

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

SALES  AND  MARKETING

     We maintain direct sales and service offices in the United States, Japan, South Korea and Europe. From these offices and other locations, we provide customer support directly and maintain, "spares depots" for our products. We also have sales representatives in the northwestern U.S., Taiwan, Singapore, Malaysia and China.

CUSTOMERS

    We rely on a limited number of customers for a substantial portion of our net sales. Our major customers in 2001 included Samsung, NEC, Infineon, SCS and Read-Rite. As of December 31, 2001 we had seven customers in four market segments serving four market segments - Memory, Logic, Data Storage and MEMS, compared to two customers serving only the memory market segment in 2000.

BACKLOG

     We schedule production of our systems based on both backlog and regular sales forecasts. We include in backlog only those systems for which we have accepted purchase orders and assigned shipment dates within the next 12 months. All orders are subject to cancellation or delay by the customer with limited or no penalty. Our backlog was approximately $3.2 million as of December 31, 2001. The year-to-year fluctuation is due primarily to the cyclical nature of the semiconductor industry. Our backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and our actual sales for the year may not meet or exceed the backlog represented. Because of possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales for any succeeding period. In particular, during periods of industry downturns we have experienced significant delays relating to orders that were previously booked and included in backlog.

RESEARCH  AND  DEVELOPMENT

     We focus our research and development efforts on developing innovative thin film products. During recent periods, we have devoted a significant amount of resources to the LYNX2(R) and LYNX3systems and ALD films. We expect to focus our future efforts on our Lynx ALD system for 200 and 300mm applications for advanced film technologies. We maintain a Class 1 applications laboratory and a separate thin films development area in California. By basing our products on the Lynx system, we believe that we can focus our development activities on the process chamber and develop new products quickly and at relatively low cost.

     Our research and development expenses were $12.1 million for 2001, $8.7 million for 2000, and $5.4 million for 1999, representing 25%, 21%, and 19% of revenues, respectively. Our research and development expenses were higher in 2001 primarily due to investments made in developing demonstration equipment.

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

     Our direct competitors in the CVD tungsten silicide market include Applied Materials, Inc. and Tokyo Electron, Ltd. our direct competitors in the ALD market include ASM International and Veeco Instruments. Competition from these competitors increased in 2000 and 2001, and we expect that such competition will continue to intensify. We believe that we compete favorably on each of the competitive elements in this market.

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

MANUFACTURING  AND  SUPPLIERS

     Our manufacturing operations are based in our Sunnyvale, California facility and consist of procurement, subassembly, final assembly, test and reliability engineering. Our manufacturing facility maintains and operates a Class-1 clean room to demonstrate integrated applications with its customers. The LYNX family systems are based on an outsourced wafer-handling platform, enabling us to use a large number of common subassemblies and components. Many of the major assemblies are procured completely from outside sources. We focus our internal manufacturing efforts on those precision mechanical and electro-mechanical assemblies that differentiate our systems from those of our competitors.

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

INTELLECTUAL  PROPERTY

     We believe that because of the rapid technological change in the semiconductor industry, our future prospects will depend primarily upon the expertise and creative skills of our personnel in process technology, new product development, marketing, application engineering and product engineering, rather than on patent protection. Nevertheless, we have a policy to actively pursue domestic and foreign patent protection to cover technology developed by us. We hold 25 United States patents with 12 patent applications pending in the United States as well as several foreign patents and patent applications covering various aspects of our products and processes. Where appropriate, we intend to file additional patent applications to strengthen our intellectual property rights.

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

     On June 6, 2001, ASM America, Inc. ("ASMA") filed a patent infringement action against Genus, Inc. ASMA's complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 (the "365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 (the "590 Patent") entitled "Method For Growing Thin Films," which ASM claims to own or exclusively license. The complaint seeks monetary and injunctive relief. On August 1, 2001, Genus filed a counterclaim against ASMA and ASM International, N.V. ("ASMI") for infringement of U.S. Patent No. 5,294,568 (the "568 Patent") entitled "Method of Selective Etching Native Oxide" and for antitrust violations. Genus also seeks a declaratory judgment that ASMA's claims regarding the 365 and 590 Patents are invalid and unenforceable. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the court issued an order granting ASM leave to amend its complaint to add Dr. Arthur Sherman as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No 4,798,165 (the "165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow", which ASM claims to own. The court also severed and stayed discovery regarding Genus' antitrust claims until after the patent litigation is resolved. On February 4, 2002, Genus filed for declaratory judgment on the grounds that ASMA's claims regarding the 165 Patent are invalid and unenforceable. The Claim Construction Hearings regarding these claims are set for June 14, 2002 (for the 590 and 365 Patents), June 24, 2002 (for the 568 Patent), and September 26, 2002 (for the 165 Patent).

     We intend to defend our position vigorously. The outcome of any litigation is uncertain, however, and we may not prevail. Should we be found to infringe any of the patents asserted, in addition to potential monetary damages and any injunctive relief granted, we would need either to obtain a license from ASM to commercialize our products or redesign our products so they do not infringe any of these patents. If we were unable to obtain a licenses or adopt a non-infringing product design, we may not be able to proceed with development, manufacture and sale of our atomic layer products. In this case our business may not develop as planned, and our results could materially suffer.

EMPLOYEES

     As of December 31, 2001, we employed 138 full-time employees worldwide. The success of our future operations depends in large part on our ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense, particularly in the San Francisco bay area, where our headquarters are located. At times we have experienced difficulty in attracting new personnel, and we may not be successful in retaining or recruiting sufficient key personnel in the future. None of our employees is represented by a labor union, and we have never experienced a work stoppage, slowdown or strike. We consider our relationships with our employees to be good.

     Information regarding our foreign and domestic operations and export revenues is included in Note 12 of the Notes to the Consolidated Financial Statements.

RECENT  DEVELOPMENTS

     On January 25, 2002, the Company sold 3,871,330 shares of common stock, and warrants to purchase 580,696 shares of common stock, for gross proceeds of approximately $8.7 million or net aggregate proceeds of $7.9 million.

ITEM  2.  PROPERTIES

     We maintain our headquarters, manufacturing and research development operations in Sunnyvale, California. We have a lease for a facility totaling approximately 100,500 square feet. Our lease expires in October 2012, with a current annual rental expense of approximately $903,000. In 2003, our annual rental expense will be $1,828,000. We currently have about 20,000 square feet of office and clean room space available for subletting. We also have leases for our sales and support offices in Seoul, South Korea and Tokyo, Japan. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed.

     In 2000, we were subleasing approximately 27,000 square feet to a third party. In September 2001, this third party terminated their sublease and we reclaimed the office space. Total amount of sublease income in 2001 was approximately $596,000.


ITEM  3.  LEGAL  PROCEEDINGS

     In May of 1999, Varian Semiconductor Equipment Associates, Inc. ("Varian") filed a Statement of Claims with the American Arbitration Society of Santa Clara County, California seeking to enforce certain provisions of the April 15, 1998 Asset Purchase Agreement by and between Varian and Genus (the "Asset Sale"). The dispute specifically involved ownership rights of certain high-energy ion implanter assets. Varian and Genus entered into a Settlement and Mutual Release (the "Release") in January of 2000. As partial consideration under the Release, Genus agreed to relinquish its ownership interest in certain funds provided to Varian in conjunction with the Asset Sale. These funds were held in an escrow account maintained by Varian, the amount of which was $543,000.

     In July 1999, we were named as a co-defendant in a claim filed at the Superior Court of the state of California for the county of Santa Clara, involving an automobile accident by one of our former employees, which resulted in the death of an individual. Significant general, punitive and exemplary damages were being sought by the plaintiffs. In June 2001, the plaintiffs settled with our insurance carrier for an amount within our insurance policy limits.

     On June 6, 2001, ASM America, Inc. ("ASMA") filed a patent infringement action against Genus, Inc. ASMA's complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 (the "365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 (the "590 Patent") entitled "Method For Growing Thin Films," which ASM claims to own or exclusively license. The complaint seeks monetary and injunctive relief. On August 1, 2001, Genus filed a counterclaim against ASMA and ASM International, N.V. ("ASMI") for infringement of U.S. Patent No. 5,294,568 (the "568 Patent") entitled "Method of Selective Etching Native Oxide" and for antitrust violations. Genus also seeks a declaratory judgment that ASMA's claims regarding the 365 and 590 Patents are invalid and unenforceable. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the court issued an order granting ASM leave to amend its complaint to add Dr. Arthur Sherman as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No 4,798,165 (the "165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow", which ASM claims to own. The court also severed and stayed discovery regarding Genus' antitrust claims until after the patent litigation is resolved. On February 4, 2002, Genus filed for declaratory judgment on the grounds that ASMA's claims regarding the 165 Patent are invalid and unenforceable. The Claim

Construction Hearings regarding these claims are set for June 14, 2002 (for the 590 and 365 Patents), June 24, 2002 (for the 568 Patent), and September 26, 2002 (for the 165 Patent).

     On December 13, 2001, Process Tube Systems, Inc. filed suit against Genus in the Superior Court of California, County of Santa Clara, asserting that Genus breached a certain purchase order agreement dated September 29, 2000. The complaint sought damages in the amount of $282,384 plus costs, fees, and interest.

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


ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

    None.

                                     PART II


ITEM 5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
         MATTERS

Common  Stock  Information

     Our common stock is traded in the over-the-counter market under the NASDAQ symbol GGNS. The only class of Genus securities that is traded is Genus common stock. The high and low closing sales prices for 2000 and 2001 set forth below are as reported by the NASDAQ National Market System. At February 28, 2002, we had 418 registered shareholders as reported by Mellon Investor Services. The closing sales price of Genus common stock on December 31, 2001, the last trading day in 2001, was $ 2.43.

                              2000             2001
                      ------------------  --------------
                        HIGH      LOW      HIGH    LOW
                      --------  --------  ------  ------
First Quarter. . . .  $ 16-3/4  $  4-1/4  $4.094  $1.656
Second Quarter . . .   12-5/16     5-5/8   7.280   2.875
Third Quarter. . . .        10   3-13/16   6.050   1.769
Fourth Quarter . . .  $  4-3/4  $1-19/32  $3.250  $1.909

     We have not paid cash dividends on our common stock since inception, and our Board of Directors presently intends to reinvest our earnings, if any, in our business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

ITEM 6.  SELECTED  FINANCIAL  DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                         YEARS  ENDED  DECEMBER  31,
                                               =================================================
                                                2001      2000      1999     1998(1)     1997
                                               =======  ========  =========  ========  =========
                                                     (IN THOUSANDS, EXCEPT  PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues. . . . . . . . . . . . . . . . . . .  $48,739   $40,638   $28,360   $ 32,431   $ 84,286
Costs and expenses:
  Costs of goods sold . . . . . . . . . . . .   32,500    24,385    16,628     29,600     54,762
  Research and development. . . . . . . . . .   12,118     8,659     5,368      8,921     12,327
  Selling, general and administrative . . . .   10,381    10,093     7,930     14,115     20,326
  Restructuring and other(2). . . . . . . . .        0         0       543      7,308          0
                                               --------------------------------------------------
Loss from operations. . . . . . . . . . . . .   (6,260)   (2,499)   (2,109)   (27,513)    (3,129)
Other income (expense), net . . . . . . . . .     (336)      108       669        (86)    (1,363)
                                               --------------------------------------------------
Loss before provision for income taxes and
cumulative effect of change in accounting
principle . . . . . . . . . . . . . . . . . .   (6,596)   (2,391)   (1,440)   (27,599)    (4,492)
Provision for income taxes. . . . . . . . . .       70       490       177          1     14,844
                                               --------------------------------------------------
Loss before cumulative effect of change in
accounting principle. . . . . . . . . . . . .   (6,666)   (2,881)   (1,617)   (27,600)   (19,336)
Cumulative effect of change in accounting
principle . . . . . . . . . . . . . . . . . .        0    (6,770)        0          0          0
                                               --------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . .   (6,666)   (9,651)   (1,617)   (27,600)   (19,336)
Deemed dividends on preferred stock . . . . .        0         0         0     (1,903)         0
                                               --------------------------------------------------
Net loss attributable to common shareholders.  $(6,666)  $(9,651)  $(1,617)  $(29,503)  $(19,336)
                                               =================================================
Net loss per share before cumulative
effect of change in accounting principle
  Basic . . . . . . . . . . . . . . . . . . .    (0.31)    (0.15)    (0.09)     (1.71)     (1.15)
  Diluted . . . . . . . . . . . . . . . . . .    (0.31)    (0.15)    (0.09)     (1.71)     (1.15)
Net loss per share:
  Basic . . . . . . . . . . . . . . . . . . .    (0.31)    (0.51)    (0.09)     (1.71)     (1.15)
  Diluted . . . . . . . . . . . . . . . . . .    (0.31)    (0.51)    (0.09)     (1.71)     (1.15)
Cumulative effect of change in accounting
principle (3)
  Basic . . . . . . . . . . . . . . . . . . .              (0.36)
  Diluted . . . . . . . . . . . . . . . . . .              (0.36)
Shares used in computing net loss
per share:
  Basic . . . . . . . . . . . . . . . . . . .   21,163    18,937    18,134     17,248     16,860
  Diluted . . . . . . . . . . . . . . . . . .   21,163    18,937    18,134     17,248     16,860

The following are pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively to years prior to 2000.

Revenues. . . . . . . . . . . . . . . . . . .  $48,739   $40,638   $27,992   $ 33,599          *
Net loss. . . . . . . . . . . . . . . . . . .   (6,666)   (2,881)   (3,232)   (25,963)         *
Net loss per share:
  Basic . . . . . . . . . . . . . . . . . . .  $ (0.31)  $ (0.15)  $ (0.18)  $  (1.51)         *
  Diluted . . . . . . . . . . . . . . . . . .  $ (0.31)  $ (0.15)  $ (0.18)  $  (1.51)         *


                                                                  DECEMBER 31,
                                                  =============================================
                                                    2001     2000     1999    1998(1)    1997
                                                  --------  -------  -------  --------  -------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents . . . . . . . . . . .   $ 3,043   $ 3,136  $ 6,739  $ 8,125   $ 8,700
Working capital . . . . . . . . . . . . . . . .    (2,600)      896   14,151   15,799    30,774
Total assets. . . . . . . . . . . . . . . . . .    35,902    44,535   27,744   31,827    76,738
Long-term debt and capital lease obligations            0         0        0       50       971
Redeemable Series B convertible preferred stock         0         0        0      773         0
Total shareholders' equity. . . . . . . . . . .   $12,128   $11,292  $19,378  $19,953   $48,357

(1)  In  1998,  we  sold  the  ion  implant  equipment  product  line.
(2) In 1998, we recorded a restructuring charge related to the sale of the ion implant equipment product line and the restructuring of the thin film operation.
(3) In 2000, the Company changed its accounting method for recognizing revenue to comply with Staff Accounting Bulletin number 101.

*    Data  is  not  available  to  provide  pro forma information for this year.

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

OVERVIEW

     Since 1982, we have been supplying advanced manufacturing systems to the semiconductor industry worldwide. Major semiconductor manufacturers use our leading-edge thin film deposition equipment and process technology to produce integrated circuits, commonly called chips that are incorporated into a variety of products including personal computers, communications, equipment and consumer electronics. We pioneered the development of chemical vapor deposition (CVD) tungsten silicide, which is used in certain critical steps in the manufacture of integrated circuits. In addition, today we are leading the commercialization of atomic layer deposition, also known as ALD technology. This technology is designed to enable a wide spectrum of thin film applications such as aluminum oxide, hafnium oxide and other advanced dielectric insulating and conducting metal barrier materials for advanced integrated circuit manufacturing.

     Genus' consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On a quarterly basis, management reevaluates its estimates and judgments based on historical experience and relevant current conditions and adjusts the financial statements as required.

     Our  global  customer  base  consists of semiconductor manufacturers in the
United  States, Europe and Asia.      Over the past few years we were dependent
on  one  customer,  Samsung,  for  a  majority of our thin film product revenue.
Samsung accounted for 73% of our revenue in 2001, 92% in 2000 and 84% in 1999. There is no long-term agreement between us and Samsung. In 1999, we shipped our LYNX2(R) system to a new customer, Micron Technology, and in the first quarter of 2000, we shipped an ALD system to Infineon Technologies, also a new customer. In 2001, we shipped systems to four new customers.

     International revenue accounted for 93% of revenue in 2001, 98% of revenue in 2000 and 86% of revenue in 1999. We anticipate that international sales, and in particular from South Korea, will continue to account for a significant portion of our total revenue.

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

     The local currency is the functional currency for our foreign operations in South Korea and Japan. All other currency is dollar denominated. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of shareholders' equity and comprehensive loss. Foreign currency transaction gains and losses are recognized in the statement of operations.

     Business activity in the semiconductor and semiconductor manufacturing equipment industries has been cyclical; for this and other reasons, Genus' results of operations for the twelve months ended December 31, 2001, may not necessarily be indicative of future operating results.

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

CRITICAL ACCOUNTING POLICIES

We have identified the following as critical accounting policies to our Company: revenue recognition, accrual for warranty expenses, valuation of inventories and valuation of research and demonstration equipment (demonstration equipment).

Revenue  recognition

     Genus' revenue recognition policy is based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". Genus recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed and determinable, collectibility is reasonably assured, and Genus has completed any systems installation obligations. Revenues from sales of systems and major system upgrades are currently recognized when installation is complete and the customer accepts the product, in writing. Revenues from sale of spare parts and system upgrades are recognized upon shipment. Revenues related to maintenance and service contracts are recognized ratably over the duration of the contracts.

     Revenues can fluctuate significantly as a result of the timing of customers acceptances. At December 31, 2001 and 2000, the Company had deferred revenue of $7.4 million and $18.6 million, respectively.

Accrual  for  warranty  expenses

     The Company provides one-year labor and two-year material warranty on its products. Warranty expenses are accrued upon revenue recognition. At present, based upon historical experience, the Company accrues material warranty equal to 2% and 5% of shipment value for its LYNX2(R) and LYNX3 products, respectively, and labor warranty equal to $20,000 per system for both its LYNX2(R) and LYNX3 products. At the end of every quarter, the Company reviews its actual spending on warranty and reassess if its accrual is adequate to cover warranty expenses on the systems in the field which are still under warranty. Differences between the required accrual and booked accrual are charged to warranty expenses for the period. At December 31, 2001 and 2000, the Company accrued $803,000 and $757,000, respectively, for material and labor warranty obligations. Actual results could differ from estimates. In the unlikely event that a problem is identified that would result in the need to replace components on a large scale, material effects on our operating results and financial position may result.

Valuation of Inventories

     Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We write down inventories to net realizable value based on forecasted demand and market conditions. Raw material and purchased parts include spare parts inventory for systems at a carrying value of $4.4 million and $6.1 million for 2001 and 2000, respectively. The forecasted demand for spare parts take into account the Company's obligations to support systems for periods that are as long as 5 years.

     Actual demand and market conditions may be different from those projected by the Company. This could have a material effect on operating results and the financial position. In 2001, as a result of unfavorable economic conditions and diminished demand for semiconductor products, the Company experienced a decline in sales and recorded inventory charges of $317,000 related primarily to excess inventories. These charges have been included in cost of sales in our consolidated statements of operations. At December 31, 2001 and 2000, the Company had inventory valuation allowances of $2.1 million and $2.8 million, respectively.

Valuation  of  research  and  demonstration  equipment

     Equipment, furniture and fixtures are stated at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining lease term, whichever is less.

     Equipment includes research and demonstration equipment, which is located in our Applications Laboratory and are used to demonstrate to our customers the capabilities of our equipment to process wafers and deposit films. The gross value of demonstration equipment is based on the cost of materials and actual factory labor and overhead expenses incurred in manufacturing the equipment. Costs related to refurbishing or maintaining existing demonstration equipment, which do not add to the capabilities or useful life of the equipment, are not capitalized and are expensed as incurred. Demonstration equipment is stated at cost and depreciated over a period of five years.

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

RESULTS OF OPERATIONS

2001 COMPARED WITH 2000

     Revenues in 2001 were $48.7 million, up 20% from 2000. Revenues in 2001 were based on customer acceptances on twelve systems including seven 200mm systems using CVD technology, one 300mm system using CVD technology and four 200mm systems using ALD technology. Revenues in 2000 were based on customer acceptances of eleven 200mm CVD systems and one 200mm ALD system. Average selling prices in 2001 were slightly higher than in 2000 reflecting a favorable mix of more ALD and 300mm modules, which in general, have higher prices than CVD and 200mm products. Revenues from sale of spare parts and services in 2001 were $7.1 million, approximately the same as in 2000.

     Going forward we expect revenues in 2002 to be up compared to 2001 with most of the growth coming in the second half of the year.

     Shipments in 2001 were $38.2 million, 19% below 2000. For the semiconductor equipment industry as a whole, shipments in 2001 were 38% below 2000, based on data published by VLSI Research.

     Orders in 2001 were $33.1 million, 20% below the level of orders received in 2000. For the semiconductor equipment industry as a whole, orders in 2001 were 71% below 2000, based on data published by VLSI Research. Orders in 2001 included bookings for three CVD 200mm systems, one CVD process module and four ALD systems. Orders in 2000 included bookings for ten 200mm CVD systems and two ALD systems. We ended 2001 with a total of seven customers serving four market segments - Capacitor, Logic, Data Storage and MEMS, compared to two customers serving only the capacitor market segment in 2000. We now offer two product platforms, the LYNX3, which can be used to produce both 200mm and 300mm wafers, and LYNX2(R), our core production platform for all 200mm applications to date. Also, we now have two fully supported core technologies - CVD tungsten products and ALD high K (dielectric constant) oxides, both available on LYNX2(R) and LYNX3.

     Gross profit margin in 2001 was 33% of revenues compared to a gross profit margin of 40% in 2000. Although average selling prices in 2001 were slightly higher than in 2000, overall gross margin was lower in 2001 due to two factors:

- First, capacity variances were incurred due to our lower production volume, particularly in the fourth quarter, and fixed costs related to manufacturing and international service operations. We partially addressed this capacity issue in October 2001 by laying off 10 employees and implementing an across the board reduced work week. We will continue to monitor our capacity utilization and take actions as required.
- Second, we incurred incremental manufacturing variances of approximately $1.5 million, primarily attributable to the introduction of LYNX3, and excess-inventory write-offs of approximately $317,000 during the third quarter.

Going forward, we expect gross margins to continuously improve with the increase in volume.

     Research and development (R&D) expenses were $12.1 million in 2001 representing 25% of revenues compared to $8.7 million in 2000, representing 21% of revenues. The increase in R&D expenses of $3.4 million, between 2000 and

2001, was primarily due to increased usage of outside consultants ($1.8 million), expenses related to the reconfiguration of demonstration equipment ($800,000) and additional depreciation on research equipment ($600,000). In 2001, we added significant capacity in our demonstration lab and are now able to turnaround customer requests for demos in 15 to 30 days compared to turnaround times of 45 to 60 days in 2000. We believe that our demonstration lab now has adequate capacity for the foreseeable future and we expect a significant reduction in R&D expenses related to demonstration equipment in 2002.

     Selling, general and administrative (SG&A) expenses were $10.4 million in 2001, 21% of revenues, compared to expenses of $10.1 million, 25% of revenues, in 2000. Increases in salaries related to higher headcount ($700,000) and severance expenses ($150,000) were partially offset by reduced selling commissions ($500,000) and by various cost cutting actions, including temporary salary reductions and shutdown periods, implemented in Q4 of 2001.

     Other expenses were $336,000 in 2001 compared to other income of $108,000 in 2000. Expenses in 2001 were primarily due to interest expense on higher average outstanding debt.

     Provision for income taxes was $70,000 in 2001 compared to $490,000 in 2000 primarily reflecting the accrual for taxes in our Korean and Japanese subsidiaries. We continue to provide a full valuation allowance against the tax benefit associated with the losses in our U.S. and foreign subsidiaries.

     At December 31, 2001, we had federal net operating loss carry-forwards of $92.2 million and state net operating loss carry-forwards of $18.8 million.

2000  COMPARED  WITH  1999

     Revenues in 2000 were $40.6 million compared with revenues of $28.4 million in 1999, representing an increase of 43%. A total of 12 systems were accepted by the customer in 2000, and qualified for revenue recognition. A total of 5 systems that shipped in 2000 were not signed off and accepted by customers, and this revenue was deferred at December 31, 2000. Export sales accounted for 92% of revenue in 2000 compared with 86% in 1999. Revenues for 2000 of $40.6 million, compared to $28.0 million which reflect the 1999 net revenues applying the change in accounting principle related to revenue recognition, represents an increase of 45%.

     Gross profit margin in 2000 was $16.3 million, representing 40% of revenues, compared with $11.7 million or 41% in 1999. Costs of goods sold for 1999 reflecting the change in accounting principle were $17.9 million and the gross profit was $10.1 million or 36%. The gross margin % was lower on higher sales volumes, and was attributed to lower margins due to competitive pricing pressures on our standard tungsten silicide products, and increased worldwide customer service and manufacturing expenses to support our sales growth in 2000, including a new office in Japan. Our gross profits have historically been affected by variations in average selling prices, configuration differences, changes in the mix of product sales, unit shipment levels, the level of foreign sales and competitive pricing pressures.

     Research and development expenses in 2000 were $8.7 million compared with $5.4 million in 1999, representing an increase of 61%. As a percentage of revenues, research and development expenses were 21% in 2000 and 19% in 1999. The increase in research and development expenses is attributable to investments in development programs for ALD productization and films, our three 300mm system, new tungsten products, and continuous improvement programs for existing products. These programs are essential in our efforts to broaden our customer base and penetrate new markets in both semiconductor and non-semiconductor applications.

     Selling, general and administrative expenses were $10.1 million in 2000 compared with $7.9 million in 1999, representing an increase of 27%. As a percentage of revenues, selling, general and administrative expenses were 25% in 2000 and 28% in 1999. The $2.2 million increase in 2000 was due primarily to increased investment in sales and marketing to support the 43% revenue growth and 66% shipment growth we experienced in 2000, and focused efforts toward new customers and market segments.

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

     We provided for income taxes of $490,000 in 2000 compared with $177,000 of income taxes in 1999. In both years, income taxes were related to income generated from our South Korean subsidiary.

    In 2000, we recorded a non-recurring charge of $6.8 million for the cumulative effect of a change in accounting principle due to the adoption of SAB
101. This amount represents the gross profit on systems that shipped during 1999, but did not receive final customer acceptance during 1999. Included in this number were 5 systems and some upgrades, which had a total sales value of $13.5 million.

     In December 2000, the Company changed its accounting method for recognizing revenue on sales with an effective date of January 1, 2000. The Company's selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective January 1, 2000, to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company deferred recognition of revenue from such equipment sales until installation is complete and the product is accepted by the customer. The
Company previously recognized revenue related to systems upon shipment. A provision for the estimated future cost of system installation, warranty and commissions was recorded when revenue was recognized. Service revenue is recognized when service has been completed. The cumulative effect in prior years of the change in accounting method was a charge of $6.8 million or $0.36 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, our cash and cash equivalents were $3.0 million, compared to $3.1 million as of December 31, 2000. Accounts receivable was $4.3 million, a decrease of $4.2 million from $8.5 million as of December 31, 2000, as we were able to collect on most of our overdue receivables.

     Cash used by operating activities totaled $1.9 million 2001, and consisted primarily of net loss of $6.7 million and decreases in deferred revenues of $11.2 million, partially offset by depreciation of $3.0 million and reductions in receivables of $4.2 million and reductions in inventories of $9.2 million. Inventory reductions were primarily related to improved supply chain management, decreases in inventory held at customer sites from $9.5 million to $5.1 million and to reductions in shipment backlog, which reduced from $8.4 million at the end of December 2000 to $3.2 million on December 31, 2001.

     Financing activities provided cash of $9.4 million for 2001. In May, we received approximately $6.9 million of net proceeds from the sale of 2.5 million shares of our common stock and warrants for 1.3 million additional shares of our common stock. Additionally, we increased our net short-term borrowings by $1.8 million.

     We incurred capital expenditures of $7.4 million in 2001. These expenditures were primarily related to the continuing program of upgrading existing equipment in our development and applications laboratories to meet our most advanced system capabilities and specifications, especially for our ALD processes. This has improved our product and film development capabilities, and increased our customer demonstration capabilities, which is critical in the sales process.

     Our primary source of funds at December 31, 2001 consisted of $3.0 million in cash and cash equivalents, and $4.3 million of accounts receivable, most of which we have collected during the three months ending March 31, 2002.

Significant financing transactions completed since December 31, 2000 include the following:

- On May 17, 2001, we sold 2,541,785 shares of our common stock, and warrants to purchase up to 1,270,891 of additional shares of common stock, for net proceeds of approximately $6.9 million. Additional warrants were issued to Burnham Securities and Wells Fargo Van Kasper for their services as placement agents in the transaction, for an additional 190,634 shares of our common stock.


- On December 20, 2001, we replaced the $10.0 million line of credit with Venture bank with a $10.0 million line of credit from Silicon Valley bank. The Silicon Valley bank agreement includes a domestic revolving line of credit of $7.5 million, secured against domestic eligible receivables and a foreign line of credit of $7.5 million, financed by EXIM bank, secured against foreign eligible receivables and inventory. The initial term of the loan is 12 months ending December 20, 2002. Total availability under both lines at any given point in time is limited to $10.0 million. The interest rate for borrowings under both the domestic and foreign lines is prime plus 1.75% per annum calculated on the basis of a 360-day year. The loan agreement is collateralized by a first priority perfected security interest in the Company's assets and has a covenant requiring the Company to maintain a minimum tangible net worth of $12.0 million plus 50% of consideration for subsequent equity issuances and 50% of net income of future quarters. The minimum tangible net worth requirement is reduced by any losses in a subsequent quarter, but will not be reduced to less than $12.0 million. At December 31, 2001, $4.5 million was outstanding under this agreement and there were no additional funds available to borrow.

- On January 4, 2002, we received gross proceeds of $1.2 million under a secured loan with CitiCapital, a division of Citigroup. The loan is payable over 36 months, accrues interest of 8.75% per annum and is secured by two systems in our demonstration lab.

- On January 25, 2002, the Company sold 3,871,330 shares of our common stock and warrants to purchase up to 580,696 of additional shares of common stock for net proceeds of approximately $7.9 million.

- On March 27, 2002, we amended our line of credit with Silicon Valley Bank to increase the funds available under both lines of credit to $15.0 million, to extend the initial term of the loan to 15 months ending March 19, 2003 and to reset the covenant to $12.0 million plus 50% of consideration for equity issuances subsequent to March 8, 2002.

A summary of our contractual obligations as of December 31, 2001 is as follows (amounts in $000):




                                                   Less than               After 5
                      Total   Revolving   1 year   1-3 years   4-5 years    years
                     -------  ----------  -------  ----------  ----------  --------

Silicon Valley Bank  $ 4,481  $   4,481   $     -  $        -  $        -  $      -
Operating Leases      19,031         N/A      944       3,257       3,281    11,549
                     -------  ----------  -------  ----------  ----------  --------
                     $23,512  $    4,481  $   944  $    3,257  $    3,281  $ 11,549
                     =======  ==========  =======  ==========  ==========  ========

     As of February 28, 2002, our cash balance was $9.8 million. We believe that our existing working capital and credit lines will be sufficient to satisfy our cash needs for the next 12 months. Accordingly, these financial statements have been prepared on a going concern basis. However, we may need additional cash for financing our growth. We are reviewing the possibility of procuring additional financing through bank credit lines, equipment leases and various equity-based transactions. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to us, which could have a material adverse affect on our business, financial condition and results of operations. Any additional equity financing may be dilutive to shareholders, and any additional debt financing, if available, may involve further restrictive covenants.

RECENT  ACCOUNTING  PRONOUNCEMENTS.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe the adoption of SFAS No. 141, to date has not had significant impact on our consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe the adopting of SFAS 142 will not have a significant impact on our consolidated financial statements.

     In  August  2001,  the  FASB  issued  SFAS  No.  143, "Accounting for Asset
Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of long-lived assets, except for certain obligations of leases. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, stature, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company is required to adopt SFAS 144 effective January 1, 2002. We believe the adoption of SFAS No. 144 will not have a significant impact on our consolidated financial statements.

RISK FACTORS

     The risks described below are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by, and the trading price of our common stock could decline due to any of those risks. You should also refer to the other information and our financial statements included in this 10K report and the related information incorporated by reference into this 10K report.

WE HAVE EXPERIENCED LOSSES OVER THE LAST FEW YEARS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

     We have experienced losses of $6.7 million, $9.6 million and $1.6 million for 2001, 2000 and 1999, respectively.

     We may not be able to attain or sustain consistent future revenue growth on an annual basis, or achieve and maintain consistent profitability on an annual basis.

SUBSTANTIALLY ALL OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE CUSTOMERS

     Historically, we have relied on a small number of customers for a substantial portion of our net revenues. For example, in 2001 Samsung Electronics Company, Ltd., Read-Rite Corporation, NEC, Infineon and SCS accounted for 73%, 7%, 6%, 6% and 5% of revenues, respectively. In 2000, Samsung Electronics Company, Ltd. and Micron Technology, Inc. accounted for 92% and 5% of revenues, respectively. In 1999, Samsung Electronics Company Ltd. and Micron Technology, Inc. accounted for 84% and 11% of revenues, respectively.

     The semiconductor manufacturing industry generally consists of a limited number of larger companies. Consequently, we expect that a significant portion of our future product sales will continue to be concentrated within a limited number of customers, even though we are making progress in reducing the concentration of our reliance on customers through our strategy of product and customer diversification.

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

WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES

     Export sales accounted for approximately 93%, 98% and 86% of our total net sales in 2001, 2000 and 1999, respectively. Net sales to our South Korean-based customers accounted for approximately 73%, 92% and 84% of total net sales, respectively. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to risks, including:

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

     In the past, turmoil in the Asian financial markets resulted in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. For example, prices fell dramatically in 1998 because integrated circuit manufacturers sold dynamic random access memory chips, called DRAM's, at less than cost in order to generate cash. The cash shortfall caused Asian semiconductor companies to defer or cancel investments in new production facilities, thereby reducing our anticipated sales of our semiconductor manufacturing equipment in Asia in 1998.

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

     After the dramatic industry boom for semiconductor equipment that peaked early in the year 2000, another cyclical downturn is presently occurring. The sharp and severe industry downturn in 2001 was the largest in the industry's history. Almost all previous downturns have been solely due to pricing declines. The 2001 downturn in the industry marked a corresponding decline in unit production. Genus recently reported a loss for our 2001 financial results. There is a risk that our revenues and operating results will continue to be further impacted by the continued downturn in the semiconductor industry and global economy.

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

     There can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted there under will provide us with competitive advantages.

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

     On June 6, 2001, ASM America, Inc. ("ASMA") filed a patent infringement action against Genus, Inc. ASMA's complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 (the "365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 (the "590 Patent") entitles "Method For Growing Thin Films," which ASM claims to own or exclusively license. The complaint seeks monetary and injunctive relief. On August 1, 2001, Genus filed a counterclaim against ASMA and ASM International, N.V. ("ASMI") for infringement of U.S. Patent No. 5,294,568 (the "568 Patent") entitled "Method of Selective Etching Native Oxide" and for antitrust violations. Genus also seeks a declaratory judgment that ASMA's claims regarding the 365 and 590 Patents are invalid and unenforceable. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, The Court issued an order granting ASM leave to amend its complaint to add Dr. Sherman as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No 4,798,165 (the "165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow", which ASM claims to own. The court also severed and stayed discovery regarding Genus' antitrust claims until after trial of the patent claims. On February 4, 2002, Genus filed for declaratory judgment on the grounds that ASMA's claims regarding the 165 Patent are invalid and unenforceable. The Claim Construction Hearings regarding these claims are set for June 14, 2002 (for the 590 and 365 Patents), June 24, 2002 (for the 568 Patent), and September 26, 2002 (for the 165 Patent).

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

     Our common stock has experienced substantial price volatility, particularly as a result of quarter-to-quarter variations in our, our competitors or our customers' actual or anticipated financial results, our competitors or our customers' announcements of technological innovations, revenue recognition policies, changes in earnings estimates by securities analysts and other events or factors. Also, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies, in particular, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions in the United States and the countries in which we do business, may adversely affect the market price of our common stock.
In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company's stock price. This type of litigation, if filed against us, could result in substantial costs and divert our management's attention and resources.

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

WE ARE OBLIGATED TO ISSUE SHARES OF OUR STOCK UNDER OUTSTANDING OPTIONS AND WARRANTS AND SUCH ISSUANCE MAY DILUTE YOUR PERCENTAGE OWNERSHIP IN GENUS OR CAUSE OUR STOCK PRICE TO DROP

     As of January 31, 2002, we have a total of 5,231,431 shares of common stock underlying warrants and outstanding employee stock options. Of the stock options, 1,835,202 shares are exercisable as of January 31, 2002. All of the shares underlying the warrants are currently exercisable. Some warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

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

WE HAVE IMPLEMENTED ANTI-TAKEOVER MEASURES THAT MAY RESULT IN DILUTING YOUR PERCENTAGE OWNERSHIP OF GENUS STOCK

     Pursuant to a preferred stock rights agreement, our board of directors has declared a dividend of one right for each share of our common stock that was outstanding as of October 13, 2000. The rights trade with the certificates for the common stock until a person or group acquires beneficial ownership of 15% or m ore of our common stock. After such an event, we will mail rights certificates to our shareholders and the rights will become transferable apart from the common stock. At that time, each right, other than rights owned by an acquirer or its affiliates, will entitle the holder to acquire, for the exercise price, a number of shares of common stock having a then-current market value of twice the exercise price.

     In the event that circumstances trigger the transferability and exercisability of rights granted in our preferred stock rights agreement, your current holdings in Genus may decline as a result of dilution to your percentage ownership in Genus or as a result of a reduction in the per share value of our stock resulting from the increase in the number of outstanding shares available.

FORWARD-LOOKING  STATEMENTS

     We make forward-looking statements in this 10K report that may not prove to be accurate.

     This 10-K report contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding, among other items, our business strategy, growth strategy and anticipated trends in our business. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. When we use the words "believe," "expect," "anticipate," "project" and similar expressions, this should alert you that this is a forward-looking statement.

     We base these forward-looking statements on our expectations. They are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

     Statements in this 10-K report, and in documents incorporated into this 10-K report, including those set forth above in "Risk Factors," describe factors, among others, that could contribute to or cause these differences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this 10-K report will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could seriously harm our financial results. Won denominated sales made by the South Korean subsidiary for the year ended December 31, 2001 amounted to won 6.0 billion, or $4.6 million; sales for the year ended December 31, 2000 amounted to won 10.4 billion, or $9.1 million; and sales for the year ended December 31, 1999 amounted to won 6.1 billion, or $5.2 million. Sales made by the Japanese subsidiary for the year ended December 31, 2001 amounted to yen 369.0 million, or $3.1 million. There were no sales from our Japanese subsidiary in 2000 and 1999. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products. Reduced demand for our products could materially adversely affect our business, results of operations and financial condition.

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

ITEM 8.  CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, independent accountants, dated February 11, 2002, except as to the fourth paragraph of Note 6, which is as of March 27, 2002, are included in a separate section of this Report.

SUPPLEMENTARY DATA:  SELECTED CONSOLIDATED QUARTERLY DATA

     The following table presents our consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2001 In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicated of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in "Business Risks."

                                               FIRST QTR    SECOND QTR    THIRD QTR    FOURTH QTR
                                              ====================================================
                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
2001
Revenues                                      $   14,309   $    13,659   $   15,094   $     5,677
Gross profit                                       5,706         5,039        4,794           700
Net income (loss)                                    131          (853)        (744)       (5,200)
Basic net income (loss) per share             $     0.01   $     (0.04)  $    (0.03)  $     (0.23)
Diluted net income (loss) per share           $     0.01   $     (0.04)  $    (0.03)  $     (0.23)

2000
Revenues
  As originally reported                      $   12,277   $    12,356   $   14,165   $    15,683
  Effect of revenue recognition change            (8,451)       (5,770)         378             -
                                              -----------  ------------  -----------  ------------
  As restated for first three quarters and
    as reported for fourth quarter                 3,826         6,586       14,543        15,683
                                              -----------  ------------  -----------  ------------
Gross profit
  As originally reported                           5,465         5,450        6,043         6,361
  Effect of revenue recognition change            (4,483)       (3,039)         456             -
                                              -----------  ------------  -----------  ------------
  As restated for first three quarters and
    as reported for fourth quarter                   982         2,411        6,499         6,361
                                              -----------  ------------  -----------  ------------
Cumulative effect of change in
        accounting principle                      (6,770)            -            -             -
                                              -----------  ------------  -----------  ------------
Net income (loss)
  As originally reported                             971           955        1,190         1,099
  Effect of revenue recognition change           (11,308)       (3,014)         456             -
                                              -----------  ------------  -----------  ------------
  As restated for first three quarters and
      as reported for fourth quarter          $  (10,337)  $    (2,059)  $    1,646   $     1,099
                                              ===========  ============  ===========  ============

Basic income per share: Income before
     cumulative effect of accounting change
  As originally reported                      $     0.05   $      0.05   $     0.06   $      0.06
  Effect of revenue recognition change             (0.24)        (0.16)        0.03             -
                                              -----------  ------------  -----------  ------------
  As restated for first three quarters and
          as reported for fourth quarter           (0.19)        (0.11)        0.09          0.06
                                              -----------  ------------  -----------  ------------
Cumulative effect of change
      in accounting principle                      (0.36)            -            -             -
                                              -----------  ------------  -----------  ------------

Net income
  As originally reported                            0.05          0.05         0.06          0.06
  Effect of revenue recognition change             (0.60)        (0.16)        0.03             -
                                              -----------  ------------  -----------  ------------
  As restated for first three quarters and
          as reported for fourth quarter      $    (0.55)  $     (0.11)  $     0.09   $      0.06
                                              ===========  ============  ===========  ============

Diluted income per share: Income before
     cumulative effect of accounting change
  As originally reported                      $     0.05   $      0.05   $     0.06   $      0.05
  Effect of revenue recognition change             (0.24)        (0.16)        0.02             -
                                              -----------  ------------  -----------  ------------
  As restated for first three quarters and
        as reported for fourth quarter             (0.19)        (0.11)        0.08          0.05
                                              -----------  ------------  -----------  ------------


  Cumulative effect of change in
     accounting principle                          (0.36)            -            -             -
                                              -----------  ------------  -----------  ------------

 Net income (loss)
  As originally reported                            0.05          0.05         0.06          0.05
Effect of revenue recognition change               (0.60)        (0.16)        0.02             -
                                              -----------  ------------  -----------  ------------
 As restated for first three quarters and
      as reported for fourth quarter          $    (0.55)  $     (0.11)  $     0.08   $      0.05
                                              ===========  ============  ===========  ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     As of December 31, 2001, the directors and executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

NAME                     AGE  POSITION
-----------------------  ---  ----------------------------------------------------------
William W.R. Elder. . .   63  Chairman and Chief Executive Officer
Thomas E. Seidel, Ph.D.   66  Executive Vice President, Chief Technical Officer
Shum Mukherjee. . . . .   51  Executive Vice President, Finance, Chief Financial Officer
* Werner Rust . . . . .   59  Vice President, Worldwide Sales & Marketing
Eddie Lee . . . . . . .   50  Executive Vice President, Advanced Engineering
Mario M. Rosati . . . .   55  Secretary and Director
Todd S. Myhre . . . . .   57  Director
G. Frederick Forsyth. .   57  Director
George D. Wells . . . .   66  Director
Robert J. Richardson. .   55  Director

     Except for Mr. Mukherjee and Mr. Lee, all of the officers have been associated with us in their present or other capacities for more than the past five years. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among our executive officers.

     * Mr. Rust will be approved as an officer in the May 2002 meeting of the Board of Directors.

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

     SHUM MUKHERJEE has served as our Executive Vice President of Finance and Chief Financial Officer since October 2001. Mr. Mukherjee has broad financial management experience. From 1978 to 1984, Mr. Mukherjee was with Ford of Europe, Raychem Corporation (now a division of Tyco International) from 1984 to 1998 and with E*TRADE Group from 1998 to 2001. Mr. Mukherjee earned a Masters Degree in Management from the Sloan School of Management at Massachusetts Institute of Technology.

     WERNER RUST has served as our Vice President of Sales and Marketing Worldwide since November 2001. Mr. Rust has more than 20 years' experience in semiconductor sales and marketing. From 1994 to 1996, Mr. Rust served as Director of Marking at GaSonics. From 1997 to 1998, Mr. Rust served as General Manager of Low-K Dielectric at Fairchild Technologies. From 1998 to February 2001, Mr. Rust served as Director of Marketing at SVG. From February 2001 to September 2001, Mr. Rust served as CMO/Etch of Strategic Marketing at Applied Materials.

     EDDIE LEE has served as our Executive Vice President, Advanced Technology, Engineering and Strategic Marketing since February 2001. Mr. Lee joined the Company in August 2000, as Vice President of New Technology Business
Development.  Prior  to  joining  the  Company,  Mr.  Lee  was Vice President of

Technology at Silicon Valley Group. Working in the thin film industry since 1974, Mr. Lee has held managerial positions at Honeywell, Advanced Micro Devices and Varian. He is currently on the technical advisory board of two other privately held companies in a non-competing field with Genus.

     MARIO M. ROSATI has served as our Secretary since May 1996 and as a director since our inception in November 1981. He has been a member, since 1971, of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation, general counsel to the Company. Mr. Rosati is also a director of Aehr Test Systems, a manufacturer of computer hardware testing systems, Sanmina Corporation, an electronics contract manufacturer, Symyx Technologies, Inc., a combinatorial materials science company, The Management Network Group, Inc., a management consulting firm focused on the telecommunications industry, and Vivus, a specialty pharmaceutical company, all publicly-held companies. He is also a director of a number of privately held companies.

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

ITEM 11.  EXECUTIVE  COMPENSATION

     The information required by this Item is incorporated by reference to "Board of Directors and Committees," "Summary Compensation Table," "Stock Options and Stock Appreciation Rights" and "Retirement Benefits" in the Company's definitive Proxy Statement for the fiscal year ended December 31, 2001, which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The information required by this Item is incorporated by reference to "Information Relating to Directors, Nominees and Executive Officers" in the Company's definitive Proxy Statement for the fiscal year ended December 31, 2001, which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this Item is incorporated by reference to "Certain Transactions" in the Company's definitive Proxy Statement for the fiscal year ended December 31, 2001 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report

PART IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE  AND  REPORTS  ON  FORM  8-K

(a)  The  following  documents  are  filed  as  a  part  of  this  Report:

1.   Consolidated  Financial  Statements.

     Report  of  Independent  Accountants

     Consolidated  Balance  Sheets  -  December  31,  2001  and  2000

     Consolidated Statements of Operations - Years Ended December 31, 2001, 2000 and 1999

     Consolidated  Statements  of  Shareholders' Equity and comprehensive income
     (loss)  -  Years  Ended  December  31,  2001,  2000  and  1999

     Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999

     Notes to the Consolidated Financial Statements


2.   Financial  Statement  Schedule.

     Schedule  II  "Valuation  and  Qualifying  Accounts"


3. Exhibits and reports on form 8-K. The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Report.

     On December 13, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission its intention to conduct a private placement transaction in the first quarter of 2002.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Genus, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Genus, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of recognizing revenue to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101.

/s/  PRICEWATERHOUSECOOPERS  LLP
--------------------------------
PricewaterhouseCoopers  LLP

San  Jose,  California
February 11, 2002, except as to the fourth paragraph of Note 6, which is as of March 27, 2002

                            GENUS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)
                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2001       2000
                                                                ---------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $  3,043   $  3,136
  Accounts receivable (net of allowance for doubtful accounts
    of $69 in 2001 and $363 in 2000) . . . . . . . . . . . . .     4,262      8,479
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .    12,648     21,849
  Other current assets . . . . . . . . . . . . . . . . . . . .     1,221        675
                                                               ---------  ---------
    Total current assets . . . . . . . . . . . . . . . . . . .    21,174     34,139
  Equipment, furniture and fixtures, net . . . . . . . . . . .    14,573     10,207
  Other assets, net. . . . . . . . . . . . . . . . . . . . . .       155        189
                                                               ---------  ---------
    Total assets . . . . . . . . . . . . . . . . . . . . . . .  $ 35,902   $ 44,535
                                                                =========  =========


LIABILITIES
Current Liabilities:
  Short-term bank borrowings . . . . . . . . . . . . . . . . .  $  4,481   $  2,719
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .     8,352      8,647
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . .     3,553      3,315
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . .     7,388     18,562
                                                               ---------  ---------
    Total liabilities. . . . . . . . . . . . . . . . . . . . .    23,774     33,243
                                                               ---------  ---------

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 2,032 shares;
  Issued and outstanding, none . . . . . . . . . . . . . . . .         0          0
Common stock, no par value:
  Authorized 50,000 shares;
    Issued and outstanding, 22,365 shares in 2001 and
    19,319 shares in 2000. . . . . . . . . . . . . . . . . . .   110,753    102,837
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . .   (96,189)   (89,523)
  Note receivable from shareholder . . . . . . . . . . . . . .      (151)         0
  Accumulated other comprehensive loss . . . . . . . . . . . .    (2,285)    (2,022)
                                                                ---------  ---------
    Total shareholders' equity . . . . . . . . . . . . . . . .    12,128     11,292
                                                                ---------  ---------
    Total liabilities and shareholders' equity . . . . . . . .  $ 35,902   $ 44,535
                                                               =========  =========

     The accompanying notes are an integral part of the consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS  ENDED  DECEMBER  31,
                                                                 ----------------------------
                                                                   2001      2000      1999
                                                                 --------  --------  --------

Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $48,739   $40,638   $28,360
Costs and expenses:
  Cost of goods sold. . . . . . . . . . . . . . . . . . . . . .   32,500    24,385    16,628
  Research and development. . . . . . . . . . . . . . . . . . .   12,118     8,659     5,368
  Selling, general and administrative . . . . . . . . . . . . .   10,381    10,093     7,930
  Restructuring and other . . . . . . . . . . . . . . . . . . .        0         0       543
                                                                  ------  --------  ---------
    Loss from operations. . . . . . . . . . . . . . . . . . . .   (6,260)   (2,499)   (2,109)
Other income (expense), net . . . . . . . . . . . . . . . . . .     (336)      108       669
                                                                  ------  --------  ---------
Loss before provision for income taxes and cumulative effect
  of change in accounting principle . . . . . . . . . . . . . .   (6,596)   (2,391)   (1,440)
Provision for income taxes. . . . . . . . . . . . . . . . . . .       70       490       177
                                                                  ------  --------  ---------
Loss before cumulative effect of change in accounting principle   (6,666)   (2,881)   (1,617)
Cumulative effect of change in accounting principle . . . . . .        0    (6,770)        0
                                                                  ------  --------  ---------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(6,666)  $(9,651)  $(1,617)
                                                                 ========  ========  ========
Per share data:
Basic and diluted loss per share  before cumulative effect. . .  $ (0.31)  $ (0.15)  $ (0.09)
Cumulative effect of change in accounting principle . . . . . .        0     (0.36)        0
                                                                  ------  --------  ---------
Basic and diluted net loss per share. . . . . . . . . . . . . .  $ (0.31)  $ (0.51)  $ (0.09)
                                                                 ========  ========  ========
Shares used to compute basic and diluted net loss per share . .   21,163    18,937    18,134
                                                                 ========  ========  ========

    The accompanying notes are an integral part of the consolidated financial statements.

                                             GENUS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                AND COMPREHENSIVE LOSS
                                                    (IN THOUSANDS)


                                                                  NOTES
                                              COMMON STOCK      RECEIVABLE         ACCUMULATED OTHER
                                            ----------------       FROM        ACCUMULATED COMPREHENSIVE
                                            SHARES   AMOUNT    SHAREHOLDERS      DEFICIT          LOSS         TOTAL
                                            ------  --------  --------------  -------------  ---------------  --------
Balances, January 1, 1999. . . . . . . . .  17,473  $ 99,849              0   $    (78,255)  $       (1,641)  $19,953
  Conversion of 16 shares of Series B
    convertible preferred stock to 640
    shares of common stock . . . . . . . .     640       773              0              0                0       773
  Issuance of shares of common
    stock under stock option plan. . . . .      50       102              0              0                0       102
  Issuance of shares of common stock under
    employee stock purchase plan . . . . .     306       220              0              0                0       220
  Issuance of warrants to Venture Bank to
    purchase 25 shares of common stock . .       0        53              0              0                0        53
  Amortization of deferred stock
    compensation . . . . . . . . . . . . .       0        45              0              0                0        45
  Net loss . . . . . . . . . . . . . . . .       0         0              0         (1,617)               0
  Translation adjustments. . . . . . . . .       0         0              0              0             (151)
  Comprehensive loss . . . . . . . . . . .       0         0              0              0                0    (1,768)
                                            ------  --------  --------------  -------------  ---------------  --------
Balances, December 31, 1999. . . . . . . .  18,469   101,042              0        (79,872)          (1,792)   19,378
  Issuance of shares of common stock
    under stock option plan. . . . . . . .     490     1,023              0              0                0     1,023
  Issuance of shares of common
    stock from warrants and options. . . .      72         0              0              0                0         0
  Issuance of shares of common stock under
    employee stock purchase plan . . . . .     288       282              0              0                0       282
  Stock-based compensation . . . . . . . .       0       490              0              0                0       490
  Net loss . . . . . . . . . . . . . . . .       0         0              0         (9,651)               0
  Translation adjustments. . . . . . . . .       0         0              0              0             (230)
 Comprehensive loss. . . . . . . . . . . .       0         0              0              0                0    (9,881)
                                            ------  --------  --------------  -------------  ---------------  --------
Balances, December 31, 2000. . . . . . . .  19,319   102,837              0        (89,523)          (2,022)   11,292
  Issuance of  shares of common stock and
    warrants to purchase common stock
    under private placement, net of
    issuance cost of $725. . . . . . . . .   2,542     6,900              0              0                0     6,900
  Issuance of shares of common stock
    under stock option plan. . . . . . . .     243       521           (151)             0                0       370
  Issuance of shares of common stock
    under employee stock purchase plan . .     261       417              0              0                0       417
  Stock-based compensation . . . . . . . .       0        78              0              0                0        78
  Net loss . . . . . . . . . . . . . . . .       0         0              0         (6,666)               0
  Translation adjustments. . . . . . . . .       0         0              0              0             (263)
Comprehensive loss . . . . . . . . . . . .       0         0              0              0                0    (6,929)
                                            ------  --------  --------------  -------------  ---------------  --------
Balances, December 31, 2001. . . . . . . .  22,365  $110,753  $        (151)  $    (96,189)  $       (2,285)  $12,128
                                            ======  ========  ==============  =============  ===============  ========

    The accompanying notes are an integral part of the consolidated financial statements.

                                 GENUS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)


                                                                   YEARS ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  2001       2000       1999
                                                                ---------  ---------  --------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (6,666)  $ (9,651)  $(1,617)
  Adjustments to reconcile net loss to net cash from operating activities:
  Cumulative effect of change in accounting principle. . . . .         0      6,770         0
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .     3,034      1,740     1,805
  Provision for doubtful accounts. . . . . . . . . . . . . . .         0       (188)       51
  Restructuring and other. . . . . . . . . . . . . . . . . . .         0          0       543
  Stock-based compensation . . . . . . . . . . . . . . . . . .        78        490        98
  Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . .     4,217       (662)    4,785
    Inventories. . . . . . . . . . . . . . . . . . . . . . . .     9,201    (10,414)   (1,928)
    Other assets . . . . . . . . . . . . . . . . . . . . . . .      (512)       352      (519)
    Accounts payable . . . . . . . . . . . . . . . . . . . . .      (295)     4,501     1,953
    Accrued expenses . . . . . . . . . . . . . . . . . . . . .       238        111      (626)
    Deferred revenue . . . . . . . . . . . . . . . . . . . . .   (11,174)     4,659         0
                                                                ---------  ---------  --------
    Net cash provided by (used in) operating activities. . . .    (1,879)    (2,292)    4,545
                                                                ---------  ---------  --------
Cash flows from investing activities:
  Acquisition of equipment, furniture and fixtures . . . . . .    (7,400)    (5,053)   (2,040)
                                                                ---------  ---------  --------
    Net cash used in investing activities. . . . . . . . . . .    (7,400)    (5,053)   (2,040)
                                                                ---------  ---------  --------
Cash flows from financing activities:

  Net proceeds from issuance of common stock . . . . . . . . .     7,687      1,305       322
  Proceeds from short-term bank borrowings . . . . . . . . . .    14,236      6,719         0
  Payments of short-term bank borrowings . . . . . . . . . . .   (12,474)    (4,000)   (4,000)
  Payments of long-term debt and capital leases. . . . . . . .         0        (52)      (62)
                                                                ---------  ---------  --------
    Net cash provided by (used in) financing activities. . . .     9,449      3,972    (3,740)
                                                                ---------  ---------  --------
Effect of exchange rate changes on cash. . . . . . . . . . . .      (263)      (230)     (151)
                                                                ---------  ---------  --------
Net decrease in cash and cash equivalents. . . . . . . . . . .       (93)    (3,603)   (1,386)

Cash and cash equivalents, beginning of year . . . . . . . . .     3,136      6,739     8,125
                                                                ---------  ---------  --------
Cash and cash equivalents, end of year . . . . . . . . . . . .  $  3,043   $  3,136   $ 6,739
                                                                =========  =========  ========

Supplemental Cash Flow Information
Cash paid for interest . . . . . . . . . . . . . . . . . . . .  $    470   $     76   $     4
Cash paid for income taxes . . . . . . . . . . . . . . . . . .         1        177         0
Non-cash investing and financing activities:
  Conversion of Series B preferred stock to common stock . . .  $      0   $      0   $   773

    The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

                          GENUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

     Basis of Presentation. The consolidated financial statements include the accounts of Genus, Inc. and its wholly owned subsidiaries after elimination of significant inter-company accounts and transactions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Liquidity. During the year ended December 31, 2001, the Company was in the process of executing its business strategy and has plans to eventually achieve profitable operations. Management believes that existing cash and available financing will be sufficient to meet projected working capital, capital expenditures and other cash requirements for the next twelve months.
Accordingly, these financial statements have been prepared on a going concern basis.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of money market funds.

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

     One customer accounted for an aggregate of 99% of accounts receivable at December 31, 2001. Two customers accounted for an aggregate of 91% of accounts receivable at December 31, 2000. The Company has written off bad debts of $294,000, none, and none in 2001, 2000, and 1999, respectively.

     Inventories. Inventories are stated at the lower of cost or market, using standard costs that approximate actual costs, under the first-in, first-out method.

Included in the inventory are customer evaluation units. If not purchased by the customer within 6 months after shipment date, the units are amortized over 3 years.

     Long-Lived Assets. Equipment, furniture and fixtures are stated at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining lease term, whichever is less.

Equipment includes demonstration equipment, which is located in our Applications Laboratory and are used to demonstrate to our customers the capabilities of our equipment to process wafers and deposit films. The gross value of demonstration equipment is based on the cost of materials and actual factory labor and overhead expenses incurred in manufacturing the equipment. Costs related to refurbishing or maintaining existing demonstration equipment, which do not add to the capabilities or useful life of the equipment, are not capitalized and are expensed as incurred. Demonstration equipment is stated at cost and depreciated over a period of five years.

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

     Product Warranty. The Company provides one-year labor and two-year material warranty on its products. Warranty expenses are accrued upon revenue recognition. At present, based upon historical experience, the Company accrues material warranty equal to 2% and 5% of shipment value for its LYNX2(R) and LYNX3 products, respectively, and labor warranty equal to $20,000 per system for both its LYNX2(R) and LYNX3 products. At the end of every quarter, the Company reviews its actual spending on warranty and reassess if its accrual is adequate to cover warranty expenses on the systems in the field which are still under warranty. Differences between the required accrual and booked accrual are charged to warranty expenses for the period.

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

     Foreign Currency. The Company has foreign sales and service operations. With respect to all foreign subsidiaries excluding South Korea and Japan, the functional currency is the U.S. dollar, and transaction and translation gains and losses are included in results of operations. The functional currency of the Company's South Korean subsidiary is the won, and the functional currency of the Company's Japanese subsidiary is the yen. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are reflected as cumulative translation adjustments.

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

     Comprehensive loss. In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive loss includes net loss and foreign currency translation adjustments and is displayed in the statement of shareholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe the adoption of SFAS No. 141 to date has not had significant impact on our consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe the adopting of SFAS 142 will not have a significant impact on our consolidated financial statements.

     In  August  2001,  the  FASB  issued  SFAS  No.  143, "Accounting for Asset
Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of long-lived assets, except for certain obligations of leases. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statue, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company is required to adopt SFAS 144 effective January 1, 2002. We believe the adoption of SFAS No. 144 will not have a significant impact on our consolidated financial statements.

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

     The cumulative effect on prior years of the change in accounting method was a charge of $6.8 million or $0.36 per basic and diluted share.

     Unaudited Pro forma amounts of the retroactive application of the change in accounting principle under SAB 101 are as follows (amounts are in thousands):

                       Years Ended December 31,
                     ----------------------------
                       2001      2000      1999
                     --------  --------  --------
Revenues. . . . . .  $48,739   $40,638   $27,992
Net loss. . . . . .   (6,666)   (2,881)   (3,232)
Net loss per share:
  Basic . . . . . .  $ (0.31)  $ (0.15)  $ (0.18)
  Diluted . . . . .  $ (0.31)  $ (0.15)  $ (0.18)

NOTE 3.  INVENTORIES

     Inventories  comprise  the  following  (in  thousands):

                                       DECEMBER 31,
                                     ================
                                      2001     2000
                                     =======  =======
  Raw materials and purchased parts  $ 4,446  $ 6,081
  Work in process . . . . . . . . .    2,499    5,624
  Finished goods. . . . . . . . . .      630      647
  Inventory at customers' locations    5,073    9,497
                                     -------  -------
                                     $12,648  $21,849
                                     =======  =======

     Finished goods include customer evaluation units with a net book value of $619,000 and $563,000 at December 31, 2001 and 2000, respectively. Inventory at customers' locations represent the cost of systems shipped to customers for which we are awaiting customer acceptance.

NOTE 4.  EQUIPMENT,  FURNITURE  AND  FIXTURES

     Equipment, furniture and fixtures are stated at cost and comprise the following (in thousands):

                                                                   DECEMBER 31,
                                                               ====================
                                                                 2001       2000
                                                               ========  ==========
  Equipment (useful life of 3 years). . . . . . . . . . . . .  $  9,165   $  8,698
  Demonstration equipment (useful life ranges from 3-5 years)    24,161     18,089
  Furniture and fixtures (useful life of 3 years) . . . . . .     1,083      1,029
  Leasehold improvements (useful life ranges from 4-10 years)     4,385      3,694
                                                               ---------  ---------
                                                                 38,794     31,510
  Less accumulated depreciation and amortization. . . . . . .   (27,611)   (24,740)
                                                               ---------  ---------
                                                                 11,183      6,770
  Construction in progress. . . . . . . . . . . . . . . . . .     3,390      3,437
                                                               ---------  ---------
                                                               $ 14,573   $ 10,207
                                                               =========  =========

NOTE  5.  ACCRUED  EXPENSES

Accrued expenses comprise the following (in thousands):      DECEMBER 31,
                                                         =================
                                                           2001      2000
                                                         =========  ======
  System installation and warranty. . . . . . . . . . .  $     803  $  757
  Accrued commissions and incentives. . . . . . . . . .        330     242
  Accrued compensation and related items. . . . . . . .        723     615
  Federal, state and foreign income taxes . . . . . . .        444     828
  Other . . . . . . . . . . . . . . . . . . . . . . . .      1,254     873
                                                         ---------  ------
                                                         $   3,553  $3,315
                                                         =========  ======

NOTE 6.  SHORT-TERM  BANK  BORROWING

    In November 1999, the Company entered into a $10.0 million revolving line of credit with Venture Bank. Amounts available under the line are based on 80% of eligible accounts receivable, and borrowings under the line of credit are secured by all corporate assets and bear interest at prime plus 0.25%. The line of credit expired in November 2001.

     In July 2001, our 100% owned subsidiary in Japan, Genus Japan Inc., negotiated a financing arrangement, secured by customer receivables, with Aozora Bank, Ltd. in Tokyo. The agreement ends on April 30, 2002. The interest rate for borrowings under this agreement is 6.5%. As of December 31, 2001, there was no balance outstanding and available under this line of credit.

     In December 2001, the Company replaced the $10.0 million line of credit with Venture bank with a $10.0 million line of credit from Silicon Valley bank. The Silicon Valley bank agreement includes a domestic revolving line of credit of $7.5 million, secured against domestic eligible receivables and a foreign line of credit of $7.5 million, financed by EXIM bank, secured against foreign eligible receivables and inventory. The initial term of the loan is 12 months ending December 20, 2002. Total availability under both lines at any given point in time is limited to $10.0 million. The interest rate for borrowings under both the domestic and foreign lines is prime plus 1.75% per annum calculated on the basis of a 360-day year. The loan agreement is collateralized by a first priority perfected security interest in the Company's assets and has a covenant requiring the Company to maintain a minimum tangible net worth of $12.0 million plus 50% of consideration for subsequent equity issuances and 50% of net income of future quarters. The minimum tangible net worth requirement is reduced by any losses in a subsequent quarter, but will not be reduced to less than $12.0 million. There was $4.5 million outstanding and there were no additional funds available to borrow under this agreement at December 31, 2001.

     On March 27, 2002, we amended our line of credit with Silicon Valley Bank to increase the funds available under both lines of credit to $15.0 million, to extend the initial term of the loan to 15 months ending March 19, 2003 and to reset the covenant to $12.0 million plus 50% of consideration for equity issuances subsequent to March 8, 2002.

     On January 4, 2002, the Company received gross proceeds of $1.2 million under a secured loan with CitiCapital, a division of Citigroup. The loan is payable over 36 months, accrues interest of 8.75% per annum and is secured by two systems in our demonstration lab. There was no outstanding balance under this agreement at December 31, 2001.

NOTE 7.  COMMITMENTS  AND  CONTINGENCIES

     We maintain our headquarters, manufacturing and research and development operations in Sunnyvale, California. Our lease for the Sunnyvale facility expires in October 2012 with a current annual rental expense of approximately $903,000. Commencing in 2003, our annual rental expense will be $1,828,000, which includes $200,000 per year to recognize the impact of future rental increases on a straight-line basis. We also have leases for our sales and support offices in Seoul, South Korea and Tokyo, Japan. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed.

     At December 31, 2001, minimum lease payments required under these operating leases are as follows (in thousands):

2002. . . . .  $   944
2003. . . . .    1,628
2004. . . . .    1,628
2005. . . . .    1,628
2006. . . . .    1,653
Thereafter. .   11,549
               -------
                19,031
               =======

     Rent expense was $682,000, $806,000, and $713,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Sublease rental income was $596,000, $1,104,000 and $820,000 for the years ended December 31, 2001, 2000 and  1999,  respectively.

     In September 2001, the sublease tenant terminated their sublease and we reclaimed the office space.


LEGAL PROCEEDINGS

     In May 1999, Varian Semiconductor Equipment Associates, Inc. ("Varian") filed a Statement of Claims with the American Arbitration Society of Santa Clara County, California seeking to enforce certain provisions of the April 15, 1998 Asset Purchase Agreement by and between Varian and Genus (the "Asset Sale"). The dispute specifically involved ownership rights of certain high-energy ion implanter assets. Varian and Genus entered into a Settlement and Mutual Release (the "Release") in January of 2000. As partial consideration under the Release, Genus agreed to relinquish its ownership interest in certain funds provided to Varian in conjunction with the Asset Sale. These funds were held in an escrow account maintained by Varian, the amount of which was $543,000. Such amount was recorded as restructuring and other expenses in 1999.

     In July 1999, we were named as a co-defendant in a claim filed at the Superior Court of the state of California for the county of Santa Clara, involving an automobile accident by one of our former employees, which resulted in the death of an individual. Significant general, punitive and exemplary damages were being sought by the plaintiffs. In June 2001, the plaintiffs settled with our insurance carrier for an amount within our insurance policy limits.

     On June 6, 2001, ASM America, Inc. ("ASMA") filed a patent infringement action against Genus, Inc. ASMA's complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 (the "365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 (the "590 Patent") entitled "Method For Growing Thin Films," which ASM claims to own or exclusively license. The complaint seeks monetary and injunctive relief. On August 1, 2001, Genus filed a counterclaim against ASMA and ASM International, N.V. ("ASMI") for infringement of U.S. Patent No. 5,294,568 (the "568 Patent") entitled "Method of Selective Etching Native Oxide" and for antitrust violations. Genus also seeks a declaratory judgment that ASMA's claims regarding the 365 and 590 Patents are invalid and unenforceable. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the court issued an order granting ASM leave to amend its complaint to add Dr. Arthur Sherman as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No 4,798,165 (the "165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow", which ASM claims to own. The court also severed and stayed discovery regarding Genus' antitrust claims until after the patent litigation is resolved. On February 4, 2002, Genus filed for declaratory judgment on the grounds that ASMA's claims regarding the 165 Patent are invalid and unenforceable. The Claim Construction Hearings regarding these claims are set for June 14, 2002 (for the 590 and 365 Patents), June 24, 2002 (for the 568 Patent), and September 26, 2002 (for the 165 Patent).

     We may in the future be party to litigation arising in the ordinary course of our business, including claims that we allegedly infringe third party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE  8.  SHAREHOLDERS'  EQUITY

Sale  of  Common  Stock

     On May 17, 2001, the Company sold 2,541,785 shares of our common stock and warrants to purchase up to 1,461,525 of additional shares of common stock for net proceeds of approximately $6.9 million.

     On January 25, 2002, the Company sold 3,871,330 shares of our common stock and warrants to purchase up to 580,696 of additional shares of common stock for net proceeds of approximately $7.9 million.

Warrants  and  Options

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

     In connection with the November 1999 $10.0 million revolving line of credit, the Company issued to Venture Bank warrants to purchase 25,000 shares of the Company's common stock at a price of $2.39 per share. Based on the Black-Scholes option-pricing model, the fair market value of the warrants at the date of the grant was $53,000, which was amortized to interest expense over the two-year life of the line.

     In connection with the sale of common stock in May 2001, the Company issued warrants to purchase 1,461,525 shares of common stock. Of these warrants, 1,270,891 shares have an exercise price of $3.50; 69,375 shares have an exercise price of $3.00 and 121,259 shares have an exercise price of $5.24. The warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

     In connection with the sale of common stock in January 2002, the Company issued warrants to purchase 580,696 shares of common stock at an exercise price of $3.23. The warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

Net  Loss  Per  Share

     A reconciliation of the numerator and denominator of basic and diluted loss per share is as follows (in thousands, except per share data):

                                                                      YEAR ENDED DECEMBER 31,
                                                                   ============================
                                                                     2001      2000      1999
                                                                   ========  ========  ========

Loss attributable to common shareholders before cumulative effect of change in accounting principle:
  Numerator-Basic and diluted:
    Net loss attributable to common shareholders . . . . . . . . . $(6,666)  $(2,881)  $(1,617)
                                                                   ========  ========  ========
  Denominator-Basic and diluted:
    Weighted average common stock outstanding. . . . . . . . . . .  21,163    18,937    18,134
                                                                   ========  ========  ========
  Basic net loss per share . . . . . . . . . . . . . . . . . . . . $ (0.31)  $ (0.15)  $ (0.09)
                                                                   ========  ========  ========

Net loss attributable to common shareholders:
  Numerator-Basic and diluted:
    Net loss attributable to common shareholders . . . . . . . . . $(6,666)  $(9,651)  $(1,617)
                                                                   ========  ========  ========
  Denominator-Basic and diluted:
    Weighted average common stock outstanding  . . . . . . . . . .  21,163    18,937    18,134
                                                                   ========  ========  ========
  Basic net loss per share . . . . . . . . . . . . . . . . . . . . $ (0.31)  $ (0.51)  $ (0.09)
                                                                   ========  ========  ========

     Stock options to purchase 3,378,321 shares of common stock with a weighted average exercise price of $3.72 were outstanding on December 31, 2001, but were not included in the computation of diluted loss per share because the Company has a net loss for 2001. Warrants for the purchase of 1,486,525 shares of common stock with a weighted average exercise price of $3.60 were outstanding at December 31, 2001, but were not included in the computation of diluted loss per share because the Company has a net loss for 2001.

     Stock options to purchase 2,972,386 shares of common stock with a weighted average exercise price of $4.28 were outstanding on December 31, 2000, but were not included in the computation of diluted loss per share because the Company has a net loss for 2000. Warrants for the purchase of 325,000 shares of common stock with a weighted average exercise price of $3.57 were outstanding at December 31, 2000, but were not included in the computation of diluted loss per share because the Company has a net loss for 2000.

     Stock options to purchase 2,639,219 shares of common stock with a weighted average exercise price of $2.11 were outstanding on December 31, 1999, but were not included in the computation of diluted loss per share because the Company has a net loss for 1999. Warrants for the purchase of 425,000 shares of common stock with a weighted average exercise price of $3.79 were outstanding at December 31, 1999, but were not included in the computation of diluted loss per share because the Company has a net loss for 1999.

Stock  Option  Plan

     In March of 2000, the Company adopted the 2000 Incentive Stock Option Plan to replace the 1991 Incentive Stock Option Plan. The 1991 Incentive Stock Option Plan was scheduled to expire ten years after its adoption in 1991. Under the 2000 Incentive Stock Option Plan, the Board of Directors can grant incentive and nonstatutory stock options. The Board of Directors has the authority to determine to whom options will be granted, the number of options, the term and exercise price. The options are exercisable at times and increments as specified by the Board of Directors, and generally vest over a three-year period and expire five years from the date of grant. At December 31, 2001, the Company had reserved 5,503,006 shares of common stock for issuance under the 2000 Incentive Stock Option Plan, which included 700,000 shares added to the plan in 2001 and a total of 469,056 shares remained available for future grants at December 31, 2001.

     Activity under the 1991 and 2000 Incentive Stock Option Plans is set forth in the table below:
     (in  thousands,  except  per  share  data):

                            AVAILABLE          OPTIONS OUTSTANDING                   WEIGHTED
                            AVAILABLE          ===================                   AVERAGE
                               FOR                                                   EXERCISE
                              GRANT      OPTIONS      PRICE PER SHARE      AMOUNT    PRICE
                            ==========  =========  =====================  =========  ========
Balance, January 1, 1999 .        829      2,301   $   0.88  to    $8.00  $  4,507   $ 1.96
  Granted. . . . . . . . . .     (532)       532       1.87  to     4.34     1,384     2.88
  Exercised. . . . . . . . .        -        (50)      0.88  to     3.03      (102)    2.05
  Terminated . . . . . . . .      144       (144)      0.88  to     4.00      (226)    1.57
                            ----------  ---------  ---------------------  ---------  ------
Balance, December 31, 1999        441      2,639       0.88  to     8.00     5,563     2.11
  Granted. . . . . . . . . .   (1,052)     1,052       2.25  to    15.75     8,795     8.36
  Exercised. . . . . . . . .        -       (490)      0.88  to     3.22    (1,023)    2.09
  Terminated . . . . . . . .      229       (229)      0.88  to    15.75      (602)    2.63
  Authorized . . . . . . . .      800          -                       -         -       --
                            ----------  ---------  ---------------------  ---------  ------
Balance, December 31, 2000        418      2,972       0.88  to    15.75    12,733     4.28
  Granted. . . . . . . . . .   (1,005)     1,005       1.59  to     6.83     2,859     2.85
  Exercised. . . . . . . . .        -       (243)      2.02  to     7.32      (521)    2.15
  Terminated . . . . . . . .      356       (356)      2.02  to    15.75    (2,489)    6.99
  Authorized . . . . . . . .      700          -          -            -         -        -
                            ----------  ---------  ---------------------  ---------  ------
Balance, December 31, 2001        469      3,378   $   0.88  to   $15.75    12,582   $ 3.72
                            ==========  =========  =====================  =========  ======

     Options outstanding and currently exercisable by exercise price under the option plan at December 31, 2001 are as follows:

                              OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                  =============================================   =============================
                                  WEIGHTED AVG.
RANGE OF            NUMBER         REMAINING       WEIGHTED AVG.     NUMBER      WEIGHTED AVG.
PRICES            OUTSTANDING   CONTRACTUAL LIFE  EXERCISE PRICE   EXERCISABLE  EXERCISE PRICE
==============   =============  ================  ===============  ===========  ===============

$0.88 -  $0.88         502,573              1.72  $          0.88      502,573  $          0.88
 1.25 -   1.63         351,170              1.67             1.56      351,170             1.56
 1.84 -   2.30         387,244              4.55             2.26       39,556             2.14
 2.38 -   2.56         366,833              3.60             2.43       88,654             2.40
 2.63 -   3.02          30,250              4.43             2.90        2,695             2.77
 3.03 -   3.03         371,000              1.11             3.03      371,000             3.03
 3.04 -   3.09         368,223              3.16             3.08      187,426             3.09
 3.13 -   5.34         514,778              3.73             5.04      182,771             4.96
 5.93 -   8.88         341,250              3.32             7.87      120,460             7.86
 10.00 - 15.75         145,000              3.20            15.17       55,004            15.24
---------------  -------------  ----------------  ---------------  -----------  ---------------
$0.88 - $15.75       3,378,321              2.89  $          3.72    1,901,309  $          2.99
===============  =============  ================  ===============  ===========  ===============

     On January 24, 2001, the Company's Chief Executive Officer issued a full recourse promissory note for $151,000 in connection with the exercise of stock options. The note bears interest of 8% per annum and is repayable on January 24, 2004.

Employee  Stock  Purchase  Plan

     The Company has reserved a total of 2,950,000 shares of common stock for issuance under a qualified stock purchase plan, which provides substantially all Company employees with the right to acquire shares of the Company's common stock through payroll deductions. This total includes 300,000 shares added to the plan in each 2000 and 2001. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85% of fair market value at either the beginning of period or the end of each six-month purchase period. At December 31, 2001, 2,717,942 shares have been issued under the plan. At December 31, 2001, shares available for purchase under this plan were 232,058.

Share  Purchase  Rights  Plan

     On September 7, 2000, the Company's Board of Directors declared a dividend pursuant to a newly adopted Share Purchase Rights Plan, which replaced a similar earlier plan that had expired on July 3, 2000. The intended purpose of the Rights Plan is to protect shareholders' rights and to maximize share value in the event of an unfriendly takeover attempt. As of the record date of October 13, 2000, each share of common stock of Genus, Inc. outstanding was granted one right under the new plan. Each right is exercisable only under certain circumstances and upon the occurrence of certain events and permits the holder to purchase from the Company one one-thousandth (0.001) of a share of Series C Participating Preferred Stock at an initial exercise price of forty dollars ($40.00) per one one-thousandth share. The 50,000 shares of Series C preferred stock authorized in connection with the Rights Plan will be used for the exercise of any preferred share purchase rights in the event that any person or group (the Acquiring Person) acquires beneficial ownership of 15% or more of the outstanding common stock. In such event, the shareholders (other than the Acquiring Person) would receive common stock of the Company having a market value of twice the exercise price. Subject to certain restrictions, the Company may redeem the rights issued under the Rights Plan for $0.001 per right and may amend the Rights Plan without the consent of rights holders. The rights will expire on October 13, 2010, unless redeemed by the Company.

Pro  Forma  Disclosures

     Pro forma information regarding net loss and net loss per share is presented in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires that the information be disclosed as if the Company had accounted for its employee stock-based compensation plans under the fair value method prescribed by SFAS 123.

     The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001, 2000 and 1999:

                               2001        2000        1999
                            ----------  ----------  ----------
  Risk free interest rates  4.19%       5.17%       5.62%
  Expected life. . . . . .   3.0 years   3.3 years  3.3 years
  Expected volatility. . .   112%        222%       221%
  Expected dividend yield.     0%          0%         0%

The weighted average fair value of options granted in 2001, 2000 and 1999 was $1.93, $8.09, and $2.76, respectively.

     Under the 1989 Employee Stock Purchase Plan, the Company does not recognize compensation cost related to employee purchase rights under the Stock Purchase Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 2001, 2000 and 1999.

                               2001        2000        1999
                            ----------  ----------  ----------
  Risk free interest rates   3.42%       5.17%       4.95%
  Expected life. . . . . .   0.5 years   0.5 years   0.5 years
  Expected volatility. . .    78%        222%        221%
  Expected dividend yield.     0%          0%          0%



      The weighted average fair value of those purchase rights granted in 2001, 2000 and 1999 was $1.30, $4.66 and $1.31, respectively.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and basic and diluted net loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                    2001      2000       1999
                                                  --------  ---------  --------
  Pro forma net loss attributable to common
    shareholders . . . . . . . . . . . . . . . .  $(9,906)  $(12,578)  $(2,781)
  Pro forma net loss per share-basic and diluted  $ (0.47)  $  (0.66)  $ (0.15)

      The above pro forma effects on net loss may not be representative of the effects on future results as options granted typically vest over several years and additional option grants are expected to be made in future years.

Stock  Compensation

     In 1998 and 1999, the Company granted options to outside consultants to purchase 23,000 and 5,000 shares of common stock, respectively. These options have exercise prices between $0.875 and $3.03 per share. The options vest over three years and expire between February 2001 and March 2002. The work is to be conducted over a 3-year period coinciding with the vesting of the options. Unvested options are to be forfeited if the consultants cease performing their work. The Company accounts for consultants options in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." In accordance with this standard, changes in the estimated fair value of these options are recognized as compensation expense in the period of the change.
The Company recorded $45,000, $218,000 and $16,000 as compensation expense relating to these options in 1999, 2000 and 2001, respectively.

  In addition, the Company recorded $28,000 and $209,000 of stock compensation in 2001 and 2000, respectively, resulting from a shortfall in shares approved for the ESPP. The calculation and recording of expense was made in accordance with EITF 97-12, "Accounting for Increased Share Authorizations in an IRS
Section 423 Employee Stock Purchase Plan under APB Opinion No. 25." In accordance with this consensus, a compensation charge is calculated for the amount by which the quoted stock price on the date of shareholder approval, less a 15% discount, exceeds the price at which options were granted under the ESPP. The compensation charge so determined is amortized over the term of the options issued under the ESPP that remains after shareholder approval of additional shares.

     During 2001, the Company recorded $34,000 of stock compensation in connection with the accelerated vesting of options granted to a terminated employee.

NOTE 9.  EMPLOYEE  BENEFIT  PLAN

     During 1988, the Company adopted the Genus, Inc. 401(k) Plan (the "Benefit Plan") to provide retirement and incidental benefits for eligible employees. The Benefit Plan provides for Company contributions as determined by the Board of Directors that may not exceed 6% of the annual aggregate salaries of those employees eligible for participation. In 2001, 2000 and 1999, the Company contributed $101,000, $142,000, and $30,000, respectively, to the Benefit Plan.

NOTE  10.  OTHER  INCOME  (EXPENSE),  NET

     Other  income  (expense),  net,  comprises  the  following  (in thousands):



                         YEAR ENDED DECEMBER 31,
                         =======================
                          2001    2000    1999
                         ======  ======  =======
  Interest income . . .  $  75   $ 252   $ 336
  Interest expense. . .   (496)   (118)     (4)
  Foreign exchange. . .    (27)    (58)    330
  Other, net. . . . . .    112      32       7
                         ------  ------  ------
                         $(336)  $ 108   $ 669
                         ======  ======  ======

NOTE 11.  INCOME  TAXES

     Income tax expense for the years ended December 31, 2001, 2000 and 1999 was $70,000, $490,000 and $177,000, respectively.

     The components of income (loss) before income taxes were as follows (in thousands):




                                                          YEAR ENDED DECEMBER 31,
                                                        ============================
                                                          2001      2000      1999
                                                        ========  ========  ========
  Domestic loss before taxes . . . . . . . . . . . . .  $(6,905)  $(3,829)  $(2,231)
  Foreign income (loss) before taxes . . . . . . . . .      309     1,438       791
                                                        --------  --------  --------
  Loss before taxes and cumulative effect of change in
    accounting principle . . . . . . . . . . . . . . .  $(6,596)  $(2,391)  $(1,440)
                                                        ========  ========  ========

     The income tax expense for 2001, 2000 and 1999, respectively, was due to current foreign taxes.

     The Company's effective tax rate for the years ended December 21, 2001, 2000 and 1999 differs from the U.S. federal statutory income tax rate as follows:

                                      YEAR ENDED DECEMBER 31, 2001
                                      ============================
                                          2001    2000     1999
                                         ======  =======  =======

  Federal  income tax at statutory rate   35.0%    35.0%    35.0%
  Foreign income taxes. . . . . . . . .   (1.1)   (20.5)   (18.3)
  Net operating loss not benefited. . .  (35.0)   (35.0)   (29.0)
                                         ------  -------  -------
                                         (1.1%)  (20.5%)  (12.3%)
                                         ======  =======  =======

     Deferred  tax assets (liabilities) consist of the following (in thousands):

                                                      DECEMBER 31, 2001
                                                     ====================
                                                       2001       2000
                                                     ========  ==========
  Deferred tax assets
  Depreciation and amortization . . . . . . . . . .  $  1,118   $  2,182
  Inventory, accounts receivable and other reserves     1,187      1,556
  Tax credits . . . . . . . . . . . . . . . . . . .     1,517      1,161
  Accrued expenses. . . . . . . . . . . . . . . . .       718        855
  Deferred revenue. . . . . . . . . . . . . . . . .     1,063      5,774
  Net operating loss carry forwards . . . . . . . .    32,446     19,298
                                                    ---------  ---------
                                                       38,049     30,826
  Deferred tax asset valuation allowance. . . . . .   (38,049)   (30,826)
                                                     ---------  ---------
  Net deferred tax assets . . . . . . . . . . . . .  $      -   $      -
                                                     =========  =========

The deferred tax assets valuation allowance at December 31, 2001 and 2000 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on these factors, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's net deferred tax assets.

At December 31, 2001, the Company had the following income tax carry-forwards available (in thousands):

                                   TAX REPORTING   EXPIRATION DATES
                                   ==============  ================
U.S. regular tax operating losses  $       92,208         2005-2021
U.S. business tax credits . . . .           1,577         2002-2021
State net operating losses. . . .  $       18,780         2002-2005

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

Export  Revenues

     For reporting purposes, export revenues are determined by the location of the parent company of the Company's customer, regardless of where the delivery was made by the Company.

     Revenues by geographical region for the years ended December 31, 2001, 2000, and 1999 were as follows (in thousands):

                            YEAR ENDED DECEMBER 31, 2001
                            ============================
                               2001     2000     1999
                              -------  -------  -------

  United States. . . . . . .  $ 3,200  $ 3,095  $ 3,830
  South Korea. . . . . . . .   35,767   37,123   23,819
  Japan. . . . . . . . . . .    3,089      149      216
  Taiwan . . . . . . . . . .    2,300        0        0
  Germany. . . . . . . . . .    2,706        0        0
  Rest of world. . . . . . .    1,677      271      495
                              -------  -------  -------
                              $48,739  $40,638  $28,360
                              =======  =======  =======

     The Company did not hold any material long-lived assets in countries other than the United States at December 31, 2001 and December 21, 2000.

Major  Customers

     In 2001, Samsung Electronics Company, Ltd, Read-Rite Corporation, NEC, Infineon and SCS accounted for 73%, 7%, 6%, 6% and 5% of revenues, respectively. In 2000, Samsung Electronics Company, Ltd. and Micron Technology, Inc. accounted for 91% and 5% of revenues, respectively. In 1999, Samsung Electronics Company, Ltd. and Micron Technology, Inc accounted for 84% and 11% of revenues, respectively.

ITEM  14  (A)  2.  FINANCIAL  STATEMENT  SCHEDULE


        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Genus, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 11, 2002, except as to the fourth paragraph of Note 6, which is as of March 27, 2002, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/  PRICEWATERHOUSECOOPERS  LLP
--------------------------------
PricewaterhouseCoopers  LLP

San  Jose,  California
February  11,  2002

Genus,  Inc.

Schedule  II  "Valuation  and  Qualifying  Accounts"

--------------------------------------------------------------------------------------
Description                       Balance at     Additions    Deductions   Balance at
                                 Beginning of   Charged to     Charged       to end
                                    Period       costs/exp      Other       of period
--------------------------------------------------------------------------------------
1999
Allowance for doubtful accounts  $         500  $       308  $       257   $       551
Allowance for excess and
obsolete inventory                       3,769          533        1,857         2,445

2000
Allowance for doubtful accounts            551            0          188           363
Allowance for excess and
obsolete inventory                       2,445          400           15         2,830

2001
Allowance for doubtful accounts            363            0          294            69
Allowance for excess and
obsolete inventory               $       2,830  $       317  $    (1,032)  $     2,115
--------------------------------------------------------------------------------------

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 28th day of March 2002.

                                       GENUS,  INC.


                                       By:     /s/SHUM  MUKHERJEE
                                          ---------------------------
                                                Shum  Mukherjee
                                       Executive  Vice  President,  Finance
                                           Chief  Financial  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




  NAME                                   TITLE                     DATE
-------------------------  ---------------------------------  --------------
 /s/ WILLIAM W.R. ELDER    Chairman of the Board, President   March 28, 2002
-------------------------
  William W.R. Elder       and Chief Executive Officer

 /s/ SHUM MUKHERJEE        Executive Vice President, Finance  March 28, 2002
-------------------------
  Shum Mukherjee           Chief Financial Officer

 /s/ G. FREDERICK FORSYTH  Director                           March 28, 2002
-------------------------
  G. Frederick Forsyth

 /s/ TODD S. MYHRE         Director                           March 28, 2002
-------------------------
  Todd S. Myhre

 /s/ MARIO M. ROSATI       Director                           March 28, 2002
-------------------------
  Mario M. Rosati

 /s/ GEORGE D. WELLS       Director                           March 28, 2002
-------------------------
  George D. Wells

 /s/ ROBERT J. RICHARDSON  Director                           March 28, 2002
-------------------------
  Robert J. Richardson

                                  GENUS, INC.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

                                INDEX TO EXHIBITS

EXHIBIT
     NO.               DESCRIPTION
     ---               -----------
     2.1 Asset Purchase Agreement, dated April 15, 1998, by and between Varian Associates, Inc. and Registrant and exhibits thereto (15)
     3.1 Amended and Restated Articles of Incorporation of Registrant as filed June 6, 1997 (11)
     3.2  By-laws  of  Registrant,  as  amended  (13)
     4.1 Common Shares Rights Agreement, dated as of April 27, 1990, between Registrant and Bank of America, N.T. and S.A., as Rights Agent (4)
     4.2  Convertible  Preferred  Stock  Purchase  Agreement,  dated February 2,
          1998,  among  the  Registrant  and  the  Investors  (14)
     4.3 Registration Rights Agreement, dated February 2, 1998, among the Registrant and the Investors (14)
     4.4 Certificate of Determination of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (14)
     4.5 Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Preferred Stock (17)
     4.6  Redemption  and  Exchange  Agreement,  dated  July 16, 1998, among the
          Registrant  and  the  Investors  (17)
    10.1  Registrant's  1989  Employee  Stock  Purchase  Plan,  as  amended  (5)
    10.2  Registrant's  2000  Stock  Plan  (19)
    10.3 Lease, dated April 7, 1992, between Registrant and The John A. and Susan R. Sobrato 1979 Revocable Trust for property at 1139 Karlstad Drive, Sunnyvale, California (6)
    10.4 Asset Purchase Agreement, dated May 28, 1992, by and between the Registrant and Advantage Production Technology, Inc. (7)
    10.5 Settlement Agreement and Mutual Release, dated April 20, 1998, between Registrant and James T. Healy (16)
    10.6  Form  of  Change  of  Control  Severance  Agreement  (16)
    10.7 Settlement Agreement and Mutual Release, dated January 1998, between the Registrant and John Aldeborgh (18)
    10.8  Settlement  Agreement  and Mutual Release, dated May 1998, between the
          Registrant  and  Mary  Bobel  (18)
    10.9 Loan and Security Agreement, dated December 20, 2001, between Registrant and Silicon Valley Bank.
    10.10 Loan and Security Agreement (Exim Program) dated December 20, 2001, between Registrant and Silicon Valley Bank
    10.11 Intellectual Property Security Agreement, dated December 20, 2001, between Registrant and Silicon Valley Bank.
    10.12 Certified Resolution and Incumbency Certificate Between Registrant and Silicon Valley Bank
    10.13 Lease Agreement, dated December 21, 2001, between Registrant and Citi Bank.
    21.1  Subsidiaries  of  Registrant
    23.1  Consent  of  Independent  Accountants
----------------
     (1)  Incorporated  by  reference  to  the  exhibit  filed with Registrant's
          Registration Statement on Form S-1 (No. 33-23861) filed August 18, 1988, and amended on September 21, 1988, October 5, 1988, November 3, 1988, November 10, 1988, and December 15, 1988, which Registration Statement became effective November 10, 1988.

     (2) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-28755) filed on May 17, 1989, and amended May 24, 1989, which Registration Statement became effective May 24, 1989.
     (3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
     (4) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.
     (5) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
     (6) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.
     (7) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 8-K dated June 12, 1992.
     (8) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 21, 1992.
     (9) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
     (10) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
     (11) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
     (12) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
     (13) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
     (14) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated February 12, 1998.
     (15) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated April 15, 1998.
     (16) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1997.
     (17) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated July 29, 1998.
     (18) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998.
     (19) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K /Afor the year ended December 31, 2000.
     (20) Incorporated by reference to the exhibit filed on July 20, 2001 with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2000.