Form 10-Q
period 2002-03-31
GENUS INC
filed 2002-05-15
CIK 837913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  March  31,  2002  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  transition  period  from  ______  to  ______

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

Common  shares  outstanding  at  April  30,  2002:  26,407,952
                                                    ----------

================================================================================

                                      GENUS, INC.
                                      FORM  10-Q
                                        INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
for the three months ended March 31, 2001 and March 31, 2002. . . . . . . . . .   3

Condensed Consolidated Balance Sheets as of March 31, 2001
and March 31, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Condensed Consolidated Statements of Cash Flows
for the three months ended March 31, 2001 and March 31, 2002. . . . . . . . . .   5

Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . .   6

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations. . . . . . . . . . . . . . . .  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk            .  22


PART II. OTHER INFORMATION

Item 1: Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

Item 2: Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . .  23

Item 6: Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .  23


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

                         PART I.  FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS


                          GENUS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                THREE MONTHS ENDED
                                                    MARCH  31,

                                                   2002     2001
                                                 --------  -------
Net sales . . . . . . . . . . . . . . . . . . .  $ 9,591   $14,309
Costs and expenses:
     Cost of goods sold . . . . . . . . . . . .    7,467     8,603
     Research and development . . . . . . . . .    2,185     3,004
     Selling, general and administrative. . . .    3,436     2,518
                                                 --------  -------
Income (loss) from operations . . . . . . . . .   (3,497)      184

Other income (expenses), net. . . . . . . . . .     (255)        2
                                                 --------  -------

Loss before income taxes. . . . . . . . . . . .   (3,752)      186

Provision for income taxes. . . . . . . . . . .        -        55
                                                 --------  -------

Net income/(loss) . . . . . . . . . . . . . . .  $(3,752)  $   131
                                                 ========  =======

Net income (loss) per share:
     Basic. . . . . . . . . . . . . . . . . . .  $ (0.15)  $  0.01
     Diluted. . . . . . . . . . . . . . . . . .  $ (0.15)  $  0.01

Shares used in per share calculation - basic. .   25,249    19,379
                                                 ========  =======
Shares used in per share calculation - diluted.   25,249    19,926
                                                 ========  =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                                         MARCH 31,    DECEMBER 31,
                                                           2002           2001
                                                        -----------  --------------

ASSETS
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . .  $    9,456   $       3,043
   Accounts receivable (net of allowance for doubtful
      accounts of $69 in 2002 and $69 in 2001) . . . .       3,203           4,262
   Inventories . . . . . . . . . . . . . . . . . . . .       8,675          12,648
   Other current assets. . . . . . . . . . . . . . . .         825           1,221
                                                        -----------  --------------
      Total current assets . . . . . . . . . . . . . .      22,159          21,174
   Equipment, furniture and fixtures, net. . . . . . .      13,953          14,573
   Other assets, net . . . . . . . . . . . . . . . . .         336             155
                                                        -----------  --------------
      Total assets . . . . . . . . . . . . . . . . . .  $   36,448   $      35,902
                                                        ===========  ==============

LIABILITIES
Current Liabilities:
   Short-term bank borrowings. . . . . . . . . . . . .  $    3,848   $       4,481
   Accounts payable. . . . . . . . . . . . . . . . . .       5,609           8,352
   Accrued expenses. . . . . . . . . . . . . . . . . .       2,709           3,553
   Deferred revenue and customer deposits. . . . . . .       6,914           7,388
   Deferred revenue and customer deposits. . . . . . .         536               -
                                                        -----------  --------------
      Total current liabilities. . . . . . . . . . . .      19,616          23,774

      Long-term liabilities. . . . . . . . . . . . . .         436               -
                                                        -----------  --------------
Total liabilities. . . . . . . . . . . . . . . . . . .      20,052          23,774
                                                        -----------  --------------

Contingencies (see note on legal proceeding)


SHAREHOLDERS' EQUITY
Common stock, no par value:
   Authorized 50,000 shares;
      Issued and outstanding 26,321 shares in
      2002 and 22,365 in 2001. . . . . . . . . . . . .     118,724         110,753
   Accumulated deficit . . . . . . . . . . . . . . . .     (99,941)        (96,189)
   Note receivable from shareholder. . . . . . . . . .        (151)           (151)
   Accumulated other comprehensive loss. . . . . . . .      (2,236)         (2,285)
                                                        -----------  --------------
      Total shareholders' equity . . . . . . . . . . .      16,396          12,128
                                                        -----------  --------------
Total liabilities and shareholders' equity . . . . . .  $   36,448   $      35,902
                                                        ===========  ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,

                                                              2002      2001
                                                            --------  --------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . .  $(3,752)  $   131
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . .      895       534
    Stock-based compensation . . . . . . . . . . . . . . .        -        36
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . .    1,059     3,445
      Inventories. . . . . . . . . . . . . . . . . . . . .    3,973     2,706
      Other assets . . . . . . . . . . . . . . . . . . . .      215        (8)
      Accounts payable . . . . . . . . . . . . . . . . . .   (2,743)      732
      Accrued expenses . . . . . . . . . . . . . . . . . .     (844)     (284)
      Deferred revenue and customer deposits . . . . . . .     (474)   (3,889)
                                                            --------  --------
      Net cash provided by (used in) operating activities.   (1,671)    3,403
                                                            --------  --------

Cash flows from investing activities:
  Acquisition of equipment, furniture and fixtures . . . .     (275)   (3,606)
                                                            --------  --------
      Net cash used in investing activities. . . . . . . .     (275)   (3,606)
                                                            --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock . . . . . . . . .    7,971       123
  Proceeds (payments) from short-term bank borrowings. . .     (633)       70
  Proceeds from debt . . . . . . . . . . . . . . . . . . .    1,200         -
  Payments for debt. . . . . . . . . . . . . . . . . . . .     (228)        -
                                                            --------  --------
      Net cash provided by financing activities. . . . . .    8,310       193
                                                            --------  --------

Effect of exchange rate changes on cash. . . . . . . . . .       49       (34)
                                                            --------  --------

Net increase (decrease) in cash and cash equivalents . . .    6,413       (44)
Cash and cash equivalents, beginning of period . . . . . .    3,043     3,136
                                                            --------  --------
Cash and cash equivalents, end of period . . . . . . . . .  $ 9,456   $ 3,092
                                                            ========  ========
Supplemental cash flow information
  Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . .  $    70   $    60
  Income taxes . . . . . . . . . . . . . . . . . . . . . .  $     -   $   273

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

BASIS  OF  PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. These financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

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

LIQUIDITY

     During the quarter ended March 31, 2002, the Company is in the process of executing its business strategy and has plans to eventually achieve profitable operations. Management believes that existing cash and available financing will be sufficient to meet projected working capital, capital expenditures and other cash requirements for the next twelve months. Accordingly, these financial statements have been prepared on a going concern basis.

NET  INCOME  (LOSS)  PER  SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

     A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                        2002     2001
                                      --------  -------

Basic:
Net income (loss). . . . . . . . . .  $(3,752)  $   131
                                      ========  =======
  Weighted average common shares
    outstanding. . . . . . . . . . .   25,249    19,379
                                      ========  =======
  Basic net income (loss) per share.  $ (0.15)  $  0.01
                                      ========  =======

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

                                      THREE MONTHS ENDED
                                          MARCH  31,

                                        2002     2001
                                      --------  -------

Diluted:
  Net income (loss). . . . . . . . .  $(3,752)  $   131
  Weighted average common shares
    outstanding. . . . . . . . . . .   25,249    19,379
  Effect of dilutive stock options .        -       544
  Effect of dilutive warrants. . . .        -         3
                                      --------  -------
                                       25,249    19,926
                                      ========  =======

Diluted net income (loss) per share.  $ (0.15)  $  0.01
                                      ========  =======

     Stock options and warrants to purchase approximately 5,678,959 shares of common stock were outstanding during the three months ended March 31, 2002, but were not included in the computation of diluted net loss per share because the Company had a net loss for the three months ended March 31, 2002.

     Stock options to purchase approximately 1,826,867 shares of common stock were excluded from the computation of diluted net income per share for the quarter ended March 31, 2001, because the exercise price of the options exceeded the average fair market value of the stock for the three months ended March 31, 2001.

SHORT-TERM  BANK  BORROWINGS

     In July 2001, our 100% owned subsidiary in Japan, Genus Japan Inc., negotiated a financing arrangement, secured by customer receivables, with Aozora Bank, Ltd. in Tokyo. The interest rate for borrowings under this agreement was 6.5%. As of March 31, 2002, there was $1.5 million outstanding under this line of credit. The agreement expired on April 30, 2002, and all amounts outstanding at that time were repaid.

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

     On March 27, 2002, we amended our line of credit with Silicon Valley Bank to increase the funds available under both lines of credit to $15.0 million, to extend the initial term of the loan to 15 months ending March 19, 2003 and to reset the covenant to $12.0 million plus 50% of consideration for equity issuances subsequent to March 8, 2002. As of March 31, 2002, there were $2.3 million outstanding under this credit facility.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

     On January 4, 2002, the Company received gross proceeds of $1.2 million under a secured loan with CitiCapital, a division of Citigroup. The loan is payable over 36 months, accrues interest of 8.75% per annum and is secured by two systems in our demonstration lab. As of March 31, 2002, the short-term portion of this loan was $536,000 and the long-term portion was $436,000.

INVENTORIES

     Inventories comprise the following (in thousands):

                                   MARCH 31,   DECEMBER 31,
                                      2002         2001
                                   ----------  -------------

Raw materials and purchased parts  $    4,206  $       4,446
Work in process . . . . . . . . .         475          2,499
Finished goods. . . . . . . . . .         530            630
Inventory at customers' locations       3,464          5,073
                                   ----------  -------------
                                   $    8,675  $      12,648
                                   ==========  =============

     Inventory at customers' locations represent the cost of systems shipped to customers for which we are awaiting customer acceptance.

ACCRUED  EXPENSES

     Accrued expenses comprise the following (in thousands):

                                         MARCH 31,   DECEMBER 31,
                                            2002         2001
                                         ----------  -------------

System warranty . . . . . . . . . . . .  $      968  $         803
Accrued commissions and incentives. . .          46            330
Accrued compensation and related items.         683            723
Federal, state and foreign income taxes         443            444
Other . . . . . . . . . . . . . . . . .         569          1,253
                                         ----------  -------------
                                         $    2,709  $       3,553
                                         ==========  =============

COMMON  STOCK

     On January 25, 2002, the Company sold 3,871,330 shares of our common stock, and warrants to purchase up to 580,696 of additional shares of common stock, for aggregate proceeds of approximately $7.8 million. The warrants issued to the purchasers in the private placement are exercisable for $3.23 per share and the warrants have a five-year term.

      As a result of the January 25, 2002 transaction, the Company adjusted the warrants issued to certain investors in May 2001 (the "2001 Warrants") to comply with the anti-dilution component of the 2001 Warrants. The adjustment increased the total number of shares underlying the 2001 Warrants from 1,270,891 shares to 2,031,094 shares. In addition, the exercise price of the 2001 Warrants was reduced from $3.50 to $2.19 per share.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

LEGAL  PROCEEDINGS

     On June 6, 2001, ASM America, Inc. ("ASMA") filed a patent infringement action against Genus, Inc. ASMA's complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 (the "365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 (the "590 Patent") entitled "Method For Growing Thin Films," which ASM claims to own or exclusively license. The Complaint seeks monetary and injunctive relief. Genus served its Answer to ASMA's complaint on August 1, 2001. Also on August 1, 2001, Genus counterclaimed against ASMA and ASM International, N.V. ("ASMI") for
(1) infringement of U.S. Patent No. 5,294,568 (the "568 Patent") entitled "Method of Selective Etching Native Oxide"; (2) declaratory judgment that the '365 and '590 Patents are invalid, unenforceable, and not infringed by Genus; and (3) antitrust violations. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the Court issued an order granting ASM leave to amend its complaint to add Dr. Sherman as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No 4,798,165 (the "165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow", which ASM claims to own. The court also severed and stayed discovery and trail of Genus' antitrust claims until after the trial of the patent claims. On February 4, 2002, Genus served its Amended Answer to ASM's amended complaint and counterclaimed against ASM for declaratory judgment that the '165 Patent is invalid, unenforceable, and not infringed by Genus. The Claim Construction Hearings regarding these claims are set for June 17, 2002 ( '590 and '365 Patents), June 24, 2002 ( '568 Patent), and September 26, 2002 ('165 Patent).

     We intend to defend our position vigorously. The outcome of any litigation is uncertain, however, and we may not prevail. Should we be found to infringe any of the patents asserted, in addition to potential monetary damages and any injunctive relief granted, we would need either to obtain a license from ASM to commercialize our products or redesign our products so they do not infringe any of these patents. If we were unable to obtain licenses or adopt a non-infringing product design, we may not be able to proceed with development, manufacture and sale of our atomic layer products. In this case, our business may not develop as planned, and our results could materially suffer.

RELATED  PARTY  TRANSACTIONS

     Mario Rosati, a board member of the Company, is also a partner of Wilson Sonsini Goodrich and Rosati, the general counsel of the Company. During the first quarters of 2001 and 2002, the Company paid $21,000 and $108,000, respectively, to Wilson Sonsini Goodrich and Rosati. At March 31, 2002, the Company owed approximately $784,000 to Wilson Sonsini Goodrich and Rosati.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

COMPREHENSIVE  INCOME  (LOSS)

     The following are the components of comprehensive income (loss) (in thousands):

                                              THREE MONTHS ENDED
                                                   MARCH 31,

                                             2002          2001
                                          -----------  ------------

Net income (loss). . . . . . . . . . . .  $   (3,752)  $       131
Foreign currency translation adjustment.          49           (34)
                                          -----------  ------------
  Comprehensive income (loss)             $   (3,703)  $        97
                                          ===========  ============

     The components of accumulated other comprehensive loss is as follows (in thousands):

                                    MARCH 31    DECEMBER 31
                                      2002         2001
                                   ----------  -------------

Cumulative translation adjustment  $  (2,236)  $     (2,285)
                                   ==========  =============

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standard Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of long-lived assets, except for certain obligations of leases. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, stature, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our results of operations.

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

RESULTS  OF  OPERATIONS

     NET SALES. Net sales for three months ended March 31, 2002 of $9.6 million represented a decrease of 33% when compared to net sales of $14.3 million for the same quarter of 2001, but increased 69% sequentially from $5.7 million in the fourth quarter of 2001. One 300 mm CVD system, one 300 mm ALD system and one 200 mm CVD system were accepted in the first quarter of 2002. First quarter of 2001 revenues consisted of two 200 mm CVD systems and a significant number of upgrades that were accepted by the customer. In the fourth quarter of 2001, only one 300 mm CVD system and an upgrade were accepted by the customer.

     COST OF GOODS SOLD. Cost of goods sold for three months ended March 31, 2002 was $7.5 million, compared to $8.6 million for the same period in 2001. Cost of goods was $5.0 million in the fourth quarter of 2002. Gross profit as a percentage of revenues was 22 % in the first quarter of 2002 compared to 40% in the same period of 2001. Gross profit as a percentage of revenue was 12% in the fourth quarter of 2001. The lower gross profit percentages in the first quarter of 2002 and fourth quarter of 2001 were a direct result of lower production volumes and product mix that resulted in unfavorable manufacturing absorption compared to the first quarter of 2001. First quarter 2002 cost of sales also included $368,000 of additional inventory reserves.

     RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses for the quarter ended March 31, 2002 was $2.2 million, or 23% of net sales, compared with $3.0 million or 21% of net sales for the same period in 2001. Research and development expenses for the fourth quarter of 2001 were $3.3 million. As a percent of net sales, research and development expenses were 23%, 21% and 58% in the first quarter of 2002, first quarter of 2001 and fourth quarter of 2001, respectively. The dollar decrease in the first quarter of 2002 when compared to 2001 was due to less usage of outside consultants. The higher dollar amount in the fourth quarter of 2001 was due to the reconfiguration of demonstration equipment. In 2001, we added significant capacity in our demonstration lab and are now able to turnaround customer requests for demos in 15 to 30 days.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses were $3.4 million in the first quarter of 2002 compared to $2.5 million in the first quarter of 2001 and $2.4 million in the fourth quarter of 2002. As a percent of net sales, selling, general and administrative expenses were 36%, 18% and 42 % in the first quarter of 2002, first quarter of 2001 and fourth quarter of 2001, respectively. The increase in selling, general and administrative expenses in the first quarter of 2002 when compared to the first quarter of 2001 was due to the delay in receiving a government research grant ($400,000), and delay in subleasing extra factory space ($144,000).

     OTHER INCOME (EXPENSE), NET. Other expenses for the first quarter of 2002 and fourth quarter of 2001 were $255,000 and $209,000, respectively, primarily reflecting interest charges on bank loans, compared to other income of $2,000, reflecting interest income from cash deposits, in the first quarter of 2001.

     PROVISION FOR INCOME TAXES. We did not record any provision for income taxes for the three months ended March 31, 2002 as we recorded losses in the U.S and Japan and have minimum income in South Korea. We provide for a full valuation allowance against the tax benefit associated with these losses. In the three months ended March 31, 2001, we recorded income tax expenses of $55,000 related to profits generated in our South Korean subsidiary.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2002, our cash and cash equivalents were $9.5 million, an increase of $6.4 million over cash and cash equivalents of $3.0 million held as of December 31, 2001. Accounts receivable was $3.2 million, a decrease of $1.1 million from $4.3 million as of December 31, 2001. The decrease relates to the collection of a receivable from a customer of our Japan subsidiary. Cash used by operating activities totaled $1.7 million for the three months ended March 31, 2002, and consisted primarily of net loss of $3.8 million and decreases in accounts payables of $2.7 million, partially offset by depreciation of $895,000 and reductions in working capital, primarily receivables of $1.1 million and inventories of $4.0 million. Inventory reductions were primarily related to improved supply chain management and decreases in inventory held at customer sites from $5.1 million to $3.5 million.

     Financing activities provided cash of $8.3 million for the three months ended March 31, 2002. In January 2002, we received approximately $7.8 million of proceeds from a sale of common stock and warrants to purchase common stock.

     We made capital expenditures of $275,000 for the three months ended March 31, 2002. These expenditures were primarily related to the continuing program of upgrading existing equipment in our development and applications laboratories to meet our most advanced system capabilities and specifications, especially for our ALD processes. This has improved our product and film development capabilities, and increased our customer demonstration capabilities, which is critical in the sales process.

     Our primary source of funds at March 31, 2002 consisted of $9.5 million in cash and cash equivalents, $3.2 million of accounts receivable, and our credit facilities with Silicon Valley Bank.

     A summary of our contractual obligations as of March 31, 2002 is as follows (in thousands):

                                            Less than                           After
                       Total     Revolving    1 year     1-3 years  4-5 years  5 years
                     ----------  ---------  ----------  ----------  ---------  -------

Silicon Valley Bank  $    3,848  $   3,848  $        -  $        -  $       -  $     -
Citicapital                 972        N/A         536         436          -        -
Operating Leases         18,838        N/A       1,159       3,257      3,317   11,105
                     ----------  ---------  ----------  ----------  ---------  -------
                     $   23,658  $   3,848  $    1,695  $    3,693  $   3,317  $11,105
                     ==========  =========  ==========  ==========  =========  =======

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

RELATED  PARTY  TRANSACTIONS

     Mario Rosati, a board member of the Company, is also a partner of Wilson Sonsini Goodrich and Rosati, the general counsel of the Company. During the first quarters of 2001 and 2002, the Company paid $21,000 and $108,000, respectively, to Wilson Sonsini Goodrich and Rosati. At March 31, 2002, the Company owed approximately $784,000 to Wilson Sonsini Goodrich and Rosati.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standard Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of long-lived assets, except for certain obligations of leases. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, stature, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our results of operations.


RISK  FACTORS

     Certain section of Management's Discussion and Analysis contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth above in Management's Discussion and Analysis and this Risk Factors section. The discussion of these factors is incorporated by this reference as if said discussion was fully set forth in Management's Discussion and Analysis.

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

SUBSTANTIALLY  ALL  OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE CUSTOMERS

     Historically, we have relied on a small number of customers for a substantial portion of our net revenues. For example, in 2001 Samsung Electronics Company, Ltd., Read-Rite Corporation, NEC, Infineon and SCS accounted for 73%, 7%, 6%, 6% and 5% of revenues, respectively. In the first three months of 2002, Samsung Electronics accounted for 70% of our net revenues and Selete accounted for 27% of our net revenues.

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

     On June 6, 2001, ASM America, Inc. ("ASMA") filed a patent infringement action against Genus, Inc. ASMA's complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 (the "365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 (the "590 Patent") entitled "Method For Growing Thin Films," which ASM claims to own or exclusively license. The Complaint seeks monetary and injunctive relief. Genus served its Answer to ASMA's complaint on August 1, 2001. Also on August 1, 2001, Genus counterclaimed against ASMA and ASM International, N.V. ("ASMI") for
(1) infringement of U.S. Patent No. 5,294,568 (the "568 Patent") entitled "Method of Selective Etching Native Oxide"; (2) declaratory judgment that the '365 and '590 Patents are invalid, unenforceable, and not infringed by Genus; and (3) antitrust violations. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the Court issued an order granting ASM leave to amend its complaint to add Dr. Sherman as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No 4,798,165 (the "165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow", which ASM claims to own. The court also severed and stayed discovery and trail of Genus' antitrust claims until after the trial of the patent claims. On February 4, 2002, Genus served its Amended Answer to ASM's amended complaint and counterclaimed against ASM for declaratory judgment that the '165 Patent is invalid, unenforceable, and not infringed by Genus. The Claim Construction Hearings regarding these claims are set for June 17, 2002 ( '590 and '365 Patents), June 24, 2002 ( '568 Patent), and September 26, 2002 ('165 Patent).


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

     As of April 30, 2002, we have a total of 6,283,666 shares of common stock underlying warrants and outstanding employee stock options. Of the stock options, 2,027,205 shares are exercisable as of April 30, 2002. All of the shares underlying the warrants are currently exercisable. Some warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

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

FORWARD-LOOKING  STATEMENTS

     We make forward-looking statements in this 10-Q report that may not prove to be accurate.

     This 10-Q report contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding, among other items, our business strategy, growth strategy and anticipated trends in our business. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. When we use the words "believe," "expect," "anticipate," "project" and similar expressions, this should alert you that this is a forward-looking statement.

     We base these forward-looking statements on our expectations. They are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

     Statements in this 10-Q report, and in documents incorporated into this 10-Q report, including those set forth above in "Risk Factors," describe factors, among others, that could contribute to or cause these differences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this 10-Q report will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

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

PART  II.  OTHER  INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

     On June 6, 2001, ASM America, Inc. ("ASMA") filed a patent infringement action against Genus, Inc. ASMA's complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 (the "365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 (the "590 Patent") entitled "Method For Growing Thin Films," which ASM claims to own or exclusively license. The Complaint seeks monetary and injunctive relief. Genus served its Answer to ASMA's complaint on August 1, 2001. Also on August 1, 2001, Genus counterclaimed against ASMA and ASM International, N.V. ("ASMI") for
(1) infringement of U.S. Patent No. 5,294,568 (the "568 Patent") entitled "Method of Selective Etching Native Oxide"; (2) declaratory judgment that the '365 and '590 Patents are invalid, unenforceable, and not infringed by Genus; and (3) antitrust violations. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the Court issued an order granting ASM leave to amend its complaint to add Dr. Sherman as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No 4,798,165 (the "165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow", which ASM claims to own. The court also severed and stayed discovery and trail of Genus' antitrust claims until after the trial of the patent claims. On February 4, 2002, Genus served its Amended Answer to ASM's amended complaint and counterclaimed against ASM for declaratory judgment that the '165 Patent is invalid, unenforceable, and not infringed by Genus. The Claim Construction Hearings regarding these claims are set for June 17, 2002 ( '590 and '365 Patents), June 24, 2002 ( '568 Patent), and September 26, 2002 ('165 Patent).

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On January 25, 2002, the Company sold 3,871,330 shares of common stock, and warrants to purchase 580,696 shares of common stock, for gross proceeds of approximately $8.7 million or net aggregate proceeds of $7.8 million.

     As a result of the January 25, 2002 transaction, the Company adjusted the warrants issued to certain investors in May 2001 (the "2001 Warrants") to comply with the anti-dilution component of the 2001 Warrants. The adjustment increased the total number of shares underlying the 2001 Warrants from 1,270,891 shares to 2,031,094 shares. In addition, the exercise price of the 2001 Warrants was reduced from $3.50 to $2.19 per share.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

None.

(b)     Report  on  Form  8-K

The  company  filed  a  Current  Report  on  Forms  8-K,  on  January  28, 2002.

GENUS,  INC.
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  May  14,  2002     GENUS,  INC.



     /s/     William  W.R.  Elder
     -------------------------------------------
     William  W.R.  Elder,  President,
     Chief  Executive  Officer  and  Chairman



     /s/  Shum  Mukherjee
     -------------------------------------------
     Shum  Mukherjee
     Chief  Financial  Officer
     (Principal  Financial  and  Principal
     Accounting  Officer)