Form 10-Q
period 2002-06-30
GENUS INC
filed 2002-08-14
CIK 837913

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  X    No
                                             ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at July 23, 2002:  27,642,939
                                             ----------


================================================================================

                                   GENUS, INC.
                                    FORM 10-Q
                                      INDEX

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

    Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and June 30, 2002. . . . . . . . . . . . . .3

    Condensed Consolidated Balance Sheets as of December 31, 2001
    and June 30, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

    Condensed Consolidated Statements of Cash Flows
    for the six months ended June 30, 2001 and June 30, 2002. . . . . . . . . .5

    Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . .6

Item 2. Management's Discussion and Analysis
    of Financial Condition and Results of Operations. . . . . . . . . . . . . 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . . . . 23


PART II. OTHER INFORMATION

Item 1: Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . 24

Item 2: Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . 24

Item 4: Submission of Matters to a Vote of Security Holders . . . . . . . . . 25

Item 5: Other information . . . . . . . . . . . . . . . . . . . . . . . . . . 25

Item 6: Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . 26


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

                                PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               GENUS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                  2002      200        2002       2001
                                                --------  --------  ----------  --------
Net sales. . . . . . . . . . . . . . . . . . .  $ 6,743   $13,659   $  16,334   $27,968
Costs and expenses:
  Cost of goods sold . . . . . . . . . . . . .    5,170     8,620      12,637    17,223
  Research and development . . . . . . . . . .    1,767     3,242       3,952     6,246
  Selling, general and administrative. . . . .    3,295     2,714       6,731     5,232
                                                --------  --------  ----------  --------
Loss from operations . . . . . . . . . . . . .   (3,489)     (917)     (6,986)     (733)

Other income (expenses), net . . . . . . . . .      (32)       78        (287)       80
                                                --------  --------  ----------  --------
Loss before income taxes . . . . . . . . . . .   (3,521)     (839)     (7,273)     (653)

Provision for income taxes . . . . . . . . . .       88        14          88        69
                                                --------  --------  ----------  --------

Net loss . . . . . . . . . . . . . . . . . . .  $(3,609)  $  (853)  $  (7,361)  $  (722)
                                                ========  ========  ==========  ========

Net loss per share:
  Basic. . . . . . . . . . . . . . . . . . . .  $ (0.13)  $ (0.04)  $   (0.28)  $ (0.04)
  Diluted. . . . . . . . . . . . . . . . . . .  $ (0.13)  $ (0.04)  $   (0.28)  $ (0.04)

Shares used in per share calculation - basic .   26,749    20,731      26,003    20,055
                                                ========  ========  ==========  ========
Shares used in per share calculation - diluted   26,749    20,731      26,003    20,055
                                                ========  ========  ==========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                            GENUS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    (IN THOUSANDS)

                                                             JUNE 30,    DECEMBER 31,
                                                               2002          2001
                                                            ----------  --------------
ASSETS
Current Assets:
  Cash and cash equivalents                                 $   5,294   $       3,043
  Accounts receivable (net of allowance for doubtful
    accounts of $69 in 2002 and $69 in 2001) . . . . . . .      6,307           4,262
  Inventories. . . . . . . . . . . . . . . . . . . . . . .     10,501          12,648
  Other current assets . . . . . . . . . . . . . . . . . .        688           1,221
                                                            ----------  --------------
    Total current assets . . . . . . . . . . . . . . . . .     22,790          21,174
  Equipment, furniture and fixtures, net . . . . . . . . .     13,152          14,573
  Other assets, net. . . . . . . . . . . . . . . . . . . .        300             155
                                                            ----------  --------------
    Total assets . . . . . . . . . . . . . . . . . . . . .  $  36,242   $      35,902
                                                            ==========  ==============

LIABILITIES
Current Liabilities:
  Short-term bank borrowings . . . . . . . . . . . . . . .  $   4,183   $       4,481
  Accounts payable . . . . . . . . . . . . . . . . . . . .      6,962           8,352
  Accrued expenses . . . . . . . . . . . . . . . . . . . .      3,206           3,553
  Deferred revenue . . . . . . . . . . . . . . . . . . . .      6,494           7,388
  Long-term liabilities, current portion . . . . . . . . .        465               -
                                                            ----------  --------------
    Total current liabilities. . . . . . . . . . . . . . .     21,310          23,774

  Long-term liabilities. . . . . . . . . . . . . . . . . .        396               -
                                                            ----------  --------------
    Total liabilities. . . . . . . . . . . . . . . . . . .     21,706          23,774
                                                            ----------  --------------

Contingencies (see note)


SHAREHOLDERS' EQUITY
Common stock, no par value:
  Authorized 50,000 shares;
    Issued and outstanding 27,643 shares at June 30, 2002
    and 22,365 shares at December 31, 2001 . . . . . . . .    120,341         110,753
  Accumulated deficit. . . . . . . . . . . . . . . . . . .   (103,550)        (96,189)
  Note receivable from shareholder . . . . . . . . . . . .       (151)           (151)
  Accumulated other comprehensive loss . . . . . . . . . .     (2,104)         (2,285)
                                                            ----------  --------------
    Total shareholders' equity . . . . . . . . . . . . . .     14,536          12,128
                                                            ----------  --------------
Total liabilities and shareholders' equity                  $  36,242   $      35,902
                                                            ==========  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                     SIX MONTHS ENDED
                                                         JUNE  30,
                                                      2002      2001
                                                    --------  --------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . .  $(7,361)  $  (722)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation . . . . . . . . . . . . . . . . .    1,806     1,199
    Stock-based compensation . . . . . . . . . . .        -        56
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . .   (2,045)    1,247
      Inventories. . . . . . . . . . . . . . . . .    2,147     1,797
      Other assets . . . . . . . . . . . . . . . .      388       111
      Accounts payable . . . . . . . . . . . . . .   (1,390)    1,815
      Accrued expenses . . . . . . . . . . . . . .     (347)     (392)
      Deferred revenue . . . . . . . . . . . . . .     (894)   (9,191)
                                                    --------  --------
      Net cash used in operating activities. . . .   (7,696)   (4,080)
                                                    --------  --------

Cash flows from investing activities:
  Acquisition of equipment, furniture and fixtures     (385)   (4,366)
                                                    --------  --------
      Net cash used in investing activities. . . .     (385)   (4,366)
                                                    --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock . . . . .    9,588     7,549
  Proceeds from short-term bank borrowings . . . .        -     3,997
  Payments for short-term bank borrowings. . . . .     (298)   (2,719)
  Proceeds from debt . . . . . . . . . . . . . . .    1,200         -
  Payments for debt. . . . . . . . . . . . . . . .     (339)        -
                                                    --------  --------
    Net cash provided by financing activities. . .   10,151     8,827
                                                    --------  --------

Effect of exchange rate changes on cash. . . . . .      181        (4)
                                                    --------  --------

Net increase in cash and cash equivalents. . . . .    2,251       377
Cash and cash equivalents, beginning of period . .    3,043     3,136
                                                    --------  --------
Cash and cash equivalents, end of period . . . . .  $ 5,294   $ 3,513
                                                    ========  ========
Supplemental cash flow information
  Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . .  $   113   $   142
  Income taxes . . . . . . . . . . . . . . . . . .  $   157   $   473

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

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

LIQUIDITY

     The Company is in the process of executing its business strategy and has plans to eventually achieve profitable operations. Management has obtained binding commitments for additional financing of $7.5 million for convertible notes with warrants. The Company anticipates completing the transaction in August 2002. Management believes that the cash to be generated from the transaction, together with cash resources and borrowing capacity, will be sufficient to meet projected working capital, capital expenditures and other cash requirements for the next twelve months. However, there can be no assurance the currently available funds will meet the Company's cash requirements in the future, or, that any required additional funding will be available on terms attractive to the Company, which could have a material adverse effect on its business, financial condition and results of operations. Any additional equity financing may be dilutive to shareholders, and any additional debt financing, if available, may involve restrictive covenants.

NET  LOSS  PER  SHARE

     Basic net loss per share is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss to common shareholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

     A reconciliation of the numerator and denominator of basic and diluted net loss per share is as follows (in thousands, except per share data):

                                              THREE MONTHS ENDED  SIX MONTHS ENDED
                                                   JUNE 30,            JUNE 30,
                                                2002      2001      2002      2001
                                              --------  --------  --------  --------
Basic:
Net loss . . . . . . . . . . . . . . . . . .  $(3,609)  $  (853)  $(7,361)  $  (722)
                                              ========  ========  ========  ========
  Weighted average common shares outstanding   26,749    20,731    26,003    20,055
                                              ========  ========  ========  ========
  Basic net loss per share . . . . . . . . .  $ (0.13)  $ (0.04)  $ (0.28)  $ (0.04)
                                              ========  ========  ========  ========

Diluted:
  Net loss . . . . . . . . . . . . . . . . .  $(3,609)  $  (853)  $(7,361)  $  (722)
                                              ========  ========  ========  ========
  Weighted average common shares outstanding   26,749    20,731    26,003    20,055
                                              ========  ========  ========  ========
  Diluted net loss per share . . . . . . . .  $ (0.13)  $ (0.04)  $ (0.28)  $ (0.04)
                                              ========  ========  ========  ========

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

     Stock options and warrants to purchase approximately 4,750,000 shares of common stock were outstanding at June 30, 2002, but were not included in the computation of diluted net loss per share because the Company had a net loss for the three and six months ended June 30, 2002.

     Stock options and warrants to purchase approximately 4,544,000 shares of common stock were outstanding at June 30, 2001 but were not included in the computation of diluted net loss per share because the Company had a net loss for the three and six months ended June 30, 2001.

BORROWINGS

     In December 2001, the Company replaced the $10.0 million line of credit with Venture bank with a $10.0 million line of credit from Silicon Valley bank. The Silicon Valley bank agreement includes a domestic revolving line of credit of $7.5 million, based on domestic eligible receivables and a foreign line of credit of $7.5 million, financed by EXIM bank, based on foreign eligible receivables and inventory. The initial term of the loan is 12 months ending December 20, 2002. Total availability under both lines at any given point in time is limited to $10.0 million. The interest rate for borrowings under both the domestic and foreign lines is prime plus 1.75% per annum calculated on the basis of a 360-day year. The loan agreement is collateralized by a first priority perfected security interest in the Company's assets and has a covenant requiring the Company to maintain a minimum tangible net worth of $12.0 million plus 50% of consideration for subsequent equity issuances and 50% of net income of future quarters. The minimum tangible net worth requirement is reduced by any losses in a subsequent quarter, but will not be reduced to less than $12.0 million.

     On March 27, 2002, we amended our line of credit with Silicon Valley Bank to increase the funds available under both lines of credit to $15.0 million, to extend the initial term of the loan to 15 months ending March 19, 2003 and to reset the covenant to $12.0 million plus 50% of consideration for equity issuances subsequent to March 8, 2002. As of June 30, 2002, there was $4.2 million outstanding under this credit facility.

     On January 4, 2002, the Company received gross proceeds of $1.2 million under a secured loan with CitiCapital, a division of Citigroup. The loan is payable over 36 months, accrues interest of 8.75% per annum and is secured by two systems in our demonstration lab. As of June 30, 2002, the short-term portion of this loan was $465,000 and the long-term portion was $396,000.

INVENTORIES

     Inventories  comprise  the  following  (in  thousands):

                                   JUNE 30,   DECEMBER 31,
                                     2002         2001
                                   ---------  -------------
Raw materials and purchased parts  $   4,526  $       4,446
Work in process                        2,076          2,499
Finished goods                           437            630
Inventory at customers' locations      3,462          5,073
                                   ---------  -------------
                                   $  10,501  $      12,648
                                   =========  =============

     Inventory at customers' locations represent the cost of systems shipped to customers for which we are awaiting customer acceptance.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

ACCRUED  EXPENSES

     Accrued  expenses  comprise  the  following  (in  thousands):

                                                 JUNE 30,   DECEMBER 31,
                                                   2002         2001
                                                 ---------  -------------

System warranty . . . . . . . . . . . . . . . .  $   1,033  $         803
Accrued commissions and incentives. . . . . . .         72            330
Accrued compensation and related items. . . . .        359            723
Federal, state and foreign income taxes . . . .        374            444
Other . . . . . . . . . . . . . . . . . . . . .      1,368          1,253
                                                 ---------  -------------
                                                 $   3,206  $       3,553
                                                 =========  =============

COMMON  STOCK  AND  WARRANTS

On January 25, 2002, the Company sold 3,871,330 shares of common stock, and warrants to purchase 580,696 of shares of common stock, for aggregate proceeds of approximately $7.8 million. The warrants issued to the purchasers in the private placement are exercisable for $3.23 per share and the warrants have a five-year term.

The January 25, 2002 transaction diluted the interests of certain investors in the May 2001 private placement transaction who had received warrants to purchase 1,270,891 shares of Company Common Stock (the "May 2001 Warrants"), each of them convertible into 1 share of common stock at an exercise price of $3.50 per share. As a result of this dilution, and pursuant to the terms of the May 2001 Warrants, the Company reduced the exercise price for the May 2001 Warrants from $3.50 per share to $2.19 per share and increased the underlying shares to an aggregate of 2,031,094 shares. The May 2001 Warrants have now been exercised. May 2001 Warrants representing 610,872 shares were exercised for cash in an aggregate amount of approximately $1.3 million and the remaining 1,420,224 May 2001 Warrants were exercised on a cash-less basis. The Company issued a total of 642,295 shares as a result of the cash-less exercise of May 2001 Warrants pursuant to the terms therein.

In July 2002, the Company received binding commitments for $7.5 million of financing in a private placement of subordinated notes convertible into common stock and warrants convertible into or exercisable for common stock. The securities will be convertible at a fixed price of $1.42 per common share, with no reset provisions, and are priced at a premium to the closing bid price of the common stock over the five-day trading period preceding the agreement. The debentures will pay a 7% per annum coupon, payable semi-annually in cash or stock. In addition, the Company will issue warrants for the purchase of 2,640,842 shares of common stock over a four-year term, with an exercise price of $1.42 per share. The warrants will be callable by the Company after one year if the common stock price exceeds $2.84 for 20 of 30 trading days beginning August 14, 2003.

RELATED  PARTY  TRANSACTIONS

     Mario Rosati, a board member of the Company, is also a partner of Wilson Sonsini Goodrich and Rosati, the general counsel of the Company. During the three months ended June 30, 2001 and 2002, the Company incurred $277,000 and $155,000, and paid $36,000 and $150,000, respectively, to Wilson Sonsini Goodrich and Rosati. During the six months ended June 30, 2001 and 2002, the

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

Company  incurred  $314,000  and  $293,000,  and  paid  $57,000  and  $258,000, respectively, to Wilson Sonsini Goodrich and Rosati. At June 30, 2002, the Company owed approximately $679,000 to Wilson Sonsini Goodrich and Rosati.

COMPREHENSIVE  LOSS

     The following are the components of comprehensive loss (in thousands):

                                                 THREE MONTHS ENDED  SIX MONTHS ENDED
                                                        JUNE 30,         JUNE 30,
                                                     2002     2001     2002     2001
                                                   --------  ------  --------  ------
Net loss. . . . . . . . . . . . . . . . . . . . .  $(3,609)  $(853)  $(7,361)  $(722)
Change in foreign currency translation adjustment      132      30       181      (4)
                                                   --------  ------  --------  ------
     Comprehensive loss . . . . . . . . . . . . .  $(3,477)  $(823)  $(7,180)  $(726)
                                                   ========  ======  ========  ======

     The components of accumulated other comprehensive loss is as follows (in thousands):

                                                JUNE 30      DECEMBER 31
                                                 2002           2001
                                             -------------  ------------
Cumulative translation adjustment. . . . . . $    (2,104 )  $    (2,285)
                                             =============  ============

CONTINGENCIES

     On June 6, 2001, ASM America, Inc. ("ASMA") filed a patent infringement action against Genus, Inc. ASMA's complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 (the "365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 (the "590 Patent") entitled "Method For Growing Thin Films," which ASM claims to own or exclusively license. The Complaint seeks monetary and injunctive relief. Genus served its Answer to ASMA's complaint on August 1, 2001. Also on August 1, 2001, Genus counterclaimed against ASMA and ASM International, N.V. ("ASMI") for
(1) infringement of U.S. Patent No. 5,294,568 (the "568 Patent") entitled "Method of Selective Etching Native Oxide"; (2) declaratory judgment that the '365 and '590 Patents are invalid, unenforceable, and not infringed by Genus; and (3) antitrust violations. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the Court issued an order granting ASM leave to amend its complaint to add Dr. Sherman as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No 4,798,165 (the "165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow", which ASM claims to own. The court also severed and stayed discovery and trial of Genus' antitrust claims until after the trial of the patent claims. On February 4, 2002, Genus served its Amended Answer to ASM's amended complaint and counterclaimed against ASM for declaratory judgment that the '165 Patent is invalid, unenforceable, and not infringed by Genus. The Claim Construction Hearings regarding these claims commenced on June 17, 2002 ( '590 and '365 Patents) and June 24, 2002 ( '568 Patent), and are set to be completed on September 26, 2002 ('165 Patent).

     We intend to defend our position vigorously. The outcome of any litigation is uncertain, however, and we may not prevail. Should we be found to infringe any of the patents asserted, in addition to potential monetary damages and any

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

injunctive relief granted, we would need either to obtain a license from ASM to commercialize our products or redesign our products so they do not infringe any of these patents. If we are unable to obtain licenses or adopt a non-infringing product design, we may not be able to proceed with development, manufacture and sale of our atomic layer products. In this case, our business may not develop as planned, and our results could materially suffer.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities'" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the first quarter ended March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

CRITICAL ACCOUNTING POLICIES

     For information related to our revenue recognition and other critical accounting policies, please refer to the "Critical Accounting Policies" section of our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS

     NET SALES. Net sales for the three and six months ended June 30, 2002 were $ 6.7 million and $16.3 million, which represented decreases of 51% and 42% when compared to net sales of $13.7 million and $28.0 million for the corresponding periods in 2001. The decreases were attributable to the slow-down in the technology industry and orders being postponed by our customers. The Company expects revenues to increase through the remainder of fiscal 2002. One 200 mm CVD system and one 200 mm ALD system were accepted in the second quarter of 2002, compared to three CVD systems and one ALD system accepted during the second quarter of 2001. During the six months ended June 30, 2002, five systems were accepted compared to six systems and several upgrades accepted in the first six months of 2001.

     COST OF GOODS SOLD. Cost of goods sold for the three and six months ended June 30, 2002 were $5.2 million and $12.6 million, compared to $8.6 million and $17.2 million for the same periods in 2001. Gross profit as a percentage of revenues was 23% for the second quarter of 2002 compared to 37% in the second quarter of 2001. Gross profit as a percentage of revenues was 23% for the six months ended June 30, 2002 compared to 38% for the corresponding period in 2001. The lower gross profit percentages in 2002 were a direct result of lower production volumes that resulted in unfavorable manufacturing absorption compared to 2001. The Company expects gross profit percentage to increase with anticipated increases in production volumes.

     RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses for the quarter ended June 30, 2002 were $1.8 million, or 26% of net sales, compared with $3.2 million or 24% of net sales for the same period in 2001. For the six months ended June 30, 2002, expenses were $4.0 million or 24% of sales, compared to $6.2 million or 22% of net sales for the first half of 2001. The dollar decrease of research and development expenses in 2002 was due to cost saving measures implemented beginning in quarter 4 of 2001, including reduced use of outside consultants. The Company expects R&D expenditures to remain at current levels. In 2001, the higher level of research and development expenses was due to the addition of significant capacity in our demonstration lab, which enables us to complete customer requests for demos of wafers in 15 to 30 days.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses were $3.3 million and $6.7 million for the three and six months ended June 30, 2002 compared to $2.7 million and $5.2 million in the corresponding periods in 2001. As a percent of net sales, selling, general and administrative expenses were 49% and 41% for the three and six months ended June 30, 2002 compared to 20% and 19% for the corresponding periods in 2001. The increase in selling, general and administrative expenses in 2002 was mainly due to higher expenses of around $700,000 on professional services and consultants and primarily due to higher legal expense related to the lawsuit. In addition, during 2001, the Company received income from government grant that amounted to $400,000 and subleasing revenue of $312,000 that was offset against 2001 selling, general and administrative expenses. The Company did not have any government grants or subleasing revenue in 2002.

     OTHER INCOME (EXPENSE), NET. Other expenses for the three and six months ended June 30, 2002 were $32,000 and $287,000 respectively compared to other income of $78,000 and $80,000 for the corresponding periods in 2001. The increase in other expenses was primarily due to an increase in net interest charges on bank loans in 2002.

     PROVISION FOR INCOME TAXES. We recorded income tax expenses of $88,000 and $88,000 for our South Korean subsidiary for the three and six months ended June 30, 2002, compared to $14,000 and $69,000 recorded for the corresponding periods in 2001. We did not record any provision for income taxes in the U.S. and Japan for the three and six months ended June 30, 2002 as we recorded losses in these entities. We provide for a full valuation allowance against the tax benefit associated with these losses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2002, our cash and cash equivalents were $5.3 million, an increase of $2.3 million over cash and cash equivalents of $3.0 million held as of December 31, 2001. Accounts receivable was $6.3 million, an increase of $2.0 million from $4.3 million as of December 31, 2001. The increase relates to shipment of systems at end of the quarter. Cash used by operating activities totaled $7.7 million for the six months ended June 30, 2002, and consisted primarily of net loss of $7.4 million, increase in accounts receivable of $2.0 million, decreases in accounts payable of $1.4 million and a decrease in deferred revenue, partially offset by depreciation of $1.8 million and a decrease in inventories of $2.1 million. Inventory reductions were primarily related to improved supply chain management and decreases in inventory held at customer sites from $5.1 million to $3.5 million.

     We made capital expenditures of $385,000 for the six months ended June 30, 2002. These expenditures were primarily related to the continuing program of upgrading existing equipment in our development and applications laboratories to meet our most advanced system capabilities and specifications, especially for our ALD processes. This has improved our product and film development capabilities, and increased our customer demonstration capabilities, which is critical in the sales process.

     Financing activities provided cash of $10.2 million for the six months ended June 30, 2002. In 2002, we received approximately $9.6 million of proceeds from a sale of common stock and warrants to purchase common stock. In addition, we received approximately $1.3 million from the exercise of the warrants.

     Our primary source of funds at June 30, 2002 consisted of $5.3 million in cash and cash equivalents, $6.3 million of accounts receivable, and our credit facilities with Silicon Valley Bank.

     Management has obtained binding commitments for additional financing of $7.5 million for convertible notes with warrants. The Company anticipates completing the transaction in August 2002. Management believes that the cash generated from the transaction, together with cash resources and borrowing capacity, will be sufficient to meet projected working capital, capital expenditures and other cash requirements for the next twelve months.

     A summary of our contractual obligations as of June 30, 2002 is as follows (in thousands):

                                             Less than                            After
                       Total     Revolving     1 year    2-3 years   4-5 years   5 years
                     ----------  ----------  ----------  ----------  ----------  --------

Silicon Valley Bank  $    4,183  $    4,183  $        -  $        -  $        -  $      -
Citicapital                 861         N/A         465         396           -         -
Operating Leases         18,646         N/A       1,373       3,257       3,353    10,663
                     ----------  ----------  ----------  ----------  ----------  --------
                     $   23,690  $    4,183  $    1,838  $    3,653  $    3,353  $ 10,663
                     ==========  ==========  ==========  ==========  ==========  ========

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

RELATED  PARTY  TRANSACTIONS

     Mario Rosati, a board member of the Company, is also a partner of Wilson Sonsini Goodrich and Rosati, the general counsel of the Company. During the three months ended June 30, 2001 and 2002, the Company incurred $ 277,000 and $155,000 in legal expenses, and paid $36,000 and $150,000, respectively, to Wilson Sonsini Goodrich and Rosati. During the six months ended June 30, 2001 and 2002, the Company incurred $314,000 and $293,000 in legal expenses, and paid $57,000 and $258,000, respectively, to Wilson Sonsini Goodrich and Rosati. At June 30, 2002, the Company owed approximately $679,000 to Wilson Sonsini
Goodrich  and  Rosati.

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


     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities'" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after

December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the first quarter ended March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

WE HAVE EXPERIENCED LOSSES OVER THE LAST FEW YEARS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

     We have experienced losses of $6.7 million, $9.6 million and $1.6 million for 2001, 2000 and 1999, respectively. The 2000 loss of $9.6 million includes the cumulative loss effect of the change in accounting principle upon adoption of SAB 101.

     We have experienced proforma losses of $2.8 million and $3.2 million for 2000 and 1999, respectively. The proforma numbers reflect the retroactive application of the change in accounting principle under SAB 101.

     We may not be able to attain or sustain consistent future revenue growth on an annual basis, or achieve and maintain consistent profitability on an annual basis.

SUBSTANTIALLY  ALL  OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE CUSTOMERS

     Historically, we have relied on a small number of customers for a substantial portion of our net revenues. For example, in 2001 Samsung Electronics Company, Ltd., Read-Rite Corporation, NEC, Infineon and SCS accounted for 73%, 7%, 6%, 6% and 5% of revenues, respectively. In the first six months of 2002, Samsung Electronics accounted for 41% of our net revenues and Seagate accounted for 49% of our net revenues.

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

WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES

     Export sales accounted for approximately 93%, 98% and 86% of our total net sales in 2001, 2000 and 1999, respectively. For the first six months of 2002, export sales accounted for approximately 80% of total net sales. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to risks, including:

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

     We must manage product transitions successfully, as introductions of new products could harm sales of existing products. We derive our revenue primarily from the sale of equipment used to chemically deposit tungsten silicide in the manufacture of memory chips. We estimate that the life cycle for these tungsten silicide deposition systems is three-to-ten years. There is a risk that future technologies, processes or product developments may render our product offerings obsolete and we may not be able to develop and introduce new products or enhancements to our existing products in a timely manner.

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

     Because semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor fabrication facility, these manufacturers will tend to choose semiconductor equipment manufacturers based on established relationships, product compatibility and proven system performance.

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

     Our success depends in part on our proprietary technology. There can be no assurance that we will be able to protect our technology or that competitors will not be able to develop similar technology independently. We currently have a number of United States and foreign patents and patent applications. On August 1, 2001, we filed a counterclaim against ASM International N.V., charging ASM with infringing Genus' U.S. Patent 5,294,568, entitled "Method of Selective Etching Native Oxide," and with committing antitrust violations designed to harm the developing atomic layer deposition market.

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

     On June 6, 2001, ASM America, Inc. ("ASMA") filed a patent infringement action against Genus, Inc. ASMA's complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 (the "365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 (the "590 Patent") entitled "Method For Growing Thin Films," which ASM claims to own or exclusively license. The Complaint seeks monetary and injunctive relief. Genus served its Answer to ASMA's complaint on August 1, 2001. Also on August 1, 2001, Genus counterclaimed against ASMA and ASM International, N.V. ("ASMI") for
(1) infringement of U.S. Patent No. 5,294,568 (the "568 Patent") entitled "Method of Selective Etching Native Oxide"; (2) declaratory judgment that the '365 and '590 Patents are invalid, unenforceable, and not infringed by Genus; and (3) antitrust violations. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the Court issued an order granting ASM leave to amend its complaint to add Dr. Sherman as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No 4,798,165 (the "165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow", which ASM claims to own. The court also severed and stayed discovery and trail of Genus' antitrust claims until after the trial of the patent claims. On February 4, 2002, Genus served its Amended Answer to ASM's amended complaint and counterclaimed against ASM for declaratory judgment that the '165 Patent is invalid, unenforceable, and not infringed by Genus. The Claim Construction Hearings regarding these claims commenced on June 17, 2002 ( '590 and '365 Patents) and June 24, 2002 ( '568 Patent), and are set to be completed on September 26, 2002 ('165 Patent).

     We intend to defend our position vigorously. The outcome of any litigation is uncertain, however, and we may not prevail. Should we be found to infringe any of the patents asserted, in addition to potential monetary damages and any injunctive relief granted, we would need either to obtain a license from ASM to commercialize our products or redesign our products so they do not infringe any of these patents. If we are unable to obtain a license or adopt a non-infringing product design, we may not be able to proceed with development, manufacture and sale of our atomic layer products. In this case our business may not develop as planned, and our results could materially suffer.

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

     As of June 30, 2002, we had a total of 4,749,653 shares of common stock underlying warrants and outstanding employee stock options. Of the stock options, 2,076,616shares were exercisable as of June 30, 2002. All of the shares underlying the warrants are currently exercisable. Some warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

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

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On June 6, 2001, ASM America, Inc. ("ASMA") filed a patent infringement action against Genus, Inc. ASMA's complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 (the "365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 (the "590 Patent") entitled "Method For Growing Thin Films," which ASM claims to own or exclusively license. The Complaint seeks monetary and injunctive relief. Genus served its Answer to ASMA's complaint on August 1, 2001. Also on August 1, 2001, Genus counterclaimed against ASMA and ASM International, N.V. ("ASMI") for
(1) infringement of U.S. Patent No. 5,294,568 (the "568 Patent") entitled "Method of Selective Etching Native Oxide"; (2) declaratory judgment that the '365 and '590 Patents are invalid, unenforceable, and not infringed by Genus; and (3) antitrust violations. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the Court issued an order granting ASM leave to amend its complaint to add Dr. Sherman as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No 4,798,165 (the "165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow", which ASM claims to own. The court also severed and stayed discovery and trail of Genus' antitrust claims until after the trial of the patent claims. On February 4, 2002, Genus served its Amended Answer to ASM's amended complaint and counterclaimed against ASM for declaratory judgment that the '165 Patent is invalid, unenforceable, and not infringed by Genus. The Claim Construction Hearings regarding these claims commenced on June 17, 2002 ( '590 and '365 Patents) and June 24, 2002 ( '568 Patent), and are set to be completed on September 26, 2002 ('165 Patent).

     We intend to defend our position vigorously. The outcome of any litigation is uncertain, however, and we may not prevail. Should we be found to infringe any of the patents asserted, in addition to potential monetary damages and any injunctive relief granted, we would need either to obtain a license from ASM to commercialize our products or redesign our products so they do not infringe any of these patents. If we are unable to obtain licenses or adopt a non-infringing product design, we may not be able to proceed with development, manufacture and sale of our atomic layer products. In this case, our business may not develop as planned, and our results could materially suffer.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     The  information  under the captions Common Stock and WarrantS in item 1 of
Part  I  of  this  Form  10-Q  is  incorporated  herein  by  reference.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

THE COMPANY'S ANNUAL MEETING OF SHAREHOLDERS WAS HELD ON JUNE 19, 2002 IN SANTA CLARA, CALIFORNIA. PROXIES FOR THE MEETING WERE SOLICITED PURSUANT TO REGULATION 14A. AT THE COMPANY'S ANNUAL MEETING, THE SHAREHOLDERS APPROVED THE FOLLOWING RESOLUTIONS:

     Director               In Favor   Withheld
     --------              ----------  ---------

     William W. R. Elder   19,216,235  1,552,540
     Todd S. Myhre         20,164,070    604,705
     G. Frederick Forsyth  20,230,473    538,302
     Mario M. Rosati       20,222,823    545,952
     Robert J. Richardson  20,228,473    540,302
     George D. Wells       20,228,073    540,702

(2) Amendment to the 1989 Employee Stock Purchase Plan increasing the number of shares reserved for issuance thereunder by 300,000 additional shares.

     For:                  18,181,309
     Against:               2,466,669
     Abstain:                 120,796
     Broker Non-Vote:               1

(3) Amendment to the 2000 Stock Option Plan increasing the number of shares reserved for issuance thereunder by 1,000,000 additional shares.

     For:                  19,089,773
     Against:               1,494,146
     Abstain:                 184,855
     Broker Non-Vote:               0

(4) Ratification and appointment of PricewaterhouseCoopers LLP as independent accountants.

     For:                  20,608,013
     Against:                  97,910
     Abstain:                  62,852
     Broker Non-Vote:               0

ITEM 5.     OTHER INFORMATION

     None



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

99.1 Certification of Chief executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Report  on  Form  8-K

None.

GENUS, INC.
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 2002     GENUS, INC.



     /s/     William  W.R.  Elder
     ----------------------------------------
     William  W.R.  Elder,  President,
     Chief  Executive  Officer  and  Chairman



     /s/  Shum  Mukherjee
     ----------------------------------------
     Shum  Mukherjee
     Chief  Financial  Officer
     (Principal  Financial  and  Principal
     Accounting  Officer)