Form 10-Q
period 2002-09-30
GENUS INC
filed 2002-11-14
CIK 837913

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

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

Common  shares  outstanding at October 31, 2002:    27,740,162


================================================================================

                                     GENUS,INC.
                                     FORM 10-Q
                                       INDEX

PART  I.  FINANCIAL  INFORMATION


Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations for the three months and nine months
         ended September 30, 2002 and September 30, 2001 . . . . . . . . . . . . . . . . . . . . .   3

         Condensed Consolidated Balance Sheets as of September 30, 2002
         and December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended September 30, 2002 and September 30, 2001 . . . . . . . . . . .   5

         Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .   6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . .   13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . . .   26

Item 4:  Controls & Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26



PART II. OTHER INFORMATION

Item 1:  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27

Item 2:. Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . .   27

Item 4:. Submissions of Matters to Vote of Security Holders. . . . . . . . . . . . . . . . . . . .   28

Item 5:. Other information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28

Item 6:. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Genus, Inc. to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, synergies, accretion, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein and that are otherwise described from time to time in Genus' Securities and Exchange Commission reports. Genus assumes no obligation and does not intend to update these forward-looking statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   GENUS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                   2002         2001         2002        2001
                                                -----------  -----------  ----------  -----------
Net sales  . . . . . . . . . . . . . . . . . .  $   12,153   $   15,094   $  28,487   $   43,062
Costs and expenses:
  Cost of goods sold . . . . . . . . . . . . .       7,826       10,300      20,463       27,523
  Research and development . . . . . . . . . .       2,127        2,592       6,079        8,838
  Selling, general and administrative. . . . .       3,498        2,739      10,229        7,971
                                                -----------  -----------  ----------  -----------
Loss from operations . . . . . . . . . . . . .      (1,298)        (537)     (8,284)      (1,270)

Other income (expenses), net . . . . . . . . .        (206)        (207)       (493)        (127)
                                                -----------  -----------  ----------  -----------
Loss before income taxes . . . . . . . . . . .      (1,504)        (744)     (8,777)      (1,397)
Provision for income taxes . . . . . . . . . .          71            0         159           69
                                                -----------  -----------  ----------  -----------

Net loss   . . . . . . . . . . . . . . . . . .  $   (1,575)  $     (744)  $  (8,936)  $   (1,466)
                                                ===========  ===========  ==========  ===========
Net loss per share:
  Basic. . . . . . . . . . . . . . . . . . . .  $    (0.06)  $    (0.03)  $   (0.34)  $    (0.07)
  Diluted. . . . . . . . . . . . . . . . . . .  $    (0.06)  $    (0.03)  $   (0.34)  $    (0.07)

Shares used in per share calculation-basic . .      27,693       22,268      26,572       20,793
                                                ===========  ===========  ==========  ===========
Shares used in per share calculation-diluted .      27,693       22,268      26,572       20,793
                                                ===========  ===========  ==========  ===========


    The accompanying notes are an integral part of the consolidated financial statements.

                                 GENUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                        (IN THOUSANDS)


                                                                SEPTEMBER 30,    DECEMBER 1,
                                                                    2002            2001
                                                               ---------------  -------------
ASSETS
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $        9,136   $      3,043
    Accounts receivable (net of allowance for doubtful
      accounts of $69 in 2002 and $69 in 2001). . . . . . . .           5,937          4,262
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .           8,137         12,648
  Other current assets. . . . . . . . . . . . . . . . . . . .             980          1,221
                                                               ---------------  -------------
    Total current assets. . . . . . . . . . . . . . . . . . .          24,190         21,174
  Equipment, furniture and fixtures, net. . . . . . . . . . .          12,159         14,573
  Other assets, net . . . . . . . . . . . . . . . . . . . . .           1,161            155
                                                               ---------------  -------------
    Total assets. . . . . . . . . . . . . . . . . . . . . . .  $       37,510   $     35,902
                                                               ===============  =============

LIABILITIES
Current Liabilities:
  Short-term bank borrowings. . . . . . . . . . . . . . . . .  $        4,239   $      4,481
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .           5,220          8,352
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . .           3,640          3,553
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . .           2,938          7,388
  Long term liabilities, current portion. . . . . . . . . . .             313              0
                                                               ---------------  -------------
    Total current liabilities . . . . . . . . . . . . . . . .          16,350         23,774

  Convertible notes . . . . . . . . . . . . . . . . . . . . .           5,639              0
  Long term liabilities . . . . . . . . . . . . . . . . . . .             320              0
                                                               ---------------  -------------
    Total liabilities . . . . . . . . . . . . . . . . . . . .          22,309         23,774
                                                               ---------------  -------------

Contingencies (see note)


SHAREHOLDERS' EQUITY
Common stock, no par value:
  Authorized 50,000 shares;
    Issued and outstanding 27,740 shares at September 30, 2002
    and 22,365 shares at December 31, 2001. . . . . . . . . .         122,638        110,753
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .        (105,125)       (96,189)
  Note receivable from shareholder. . . . . . . . . . . . . .            (151)          (151)
  Accumulated other comprehensive loss. . . . . . . . . . . .          (2,161)        (2,285)
                                                               ---------------  -------------
    Total shareholders' equity. . . . . . . . . . . . . . . .          15,201         12,128
                                                               ---------------  -------------
    Total liabilities and shareholders' equity. . . . . . . .  $       37,510   $     35,902
                                                               ===============  =============


  The accompanying notes are an integral part of these condensed consolidated financial statements

                            GENUS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                2002         2001
                                                             -----------  ----------
Cash flows from operating activities: . . . . . . . . . . .
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . .  $   (8,936)  $  (1,466)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . . .       2,816       2,004
    Amortization and accretion of non-cash interest on
      convertible notes . . . . . . . . . . . . . . . . . .         115           0
    Stock-based compensation. . . . . . . . . . . . . . . .           0          44
    Changes in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . .      (1,675)      3,438
      Inventories . . . . . . . . . . . . . . . . . . . . .       4,511       9,893
      Other assets. . . . . . . . . . . . . . . . . . . . .          67        (149)
      Accounts payable. . . . . . . . . . . . . . . . . . .      (3,132)        457
      Accrued expenses. . . . . . . . . . . . . . . . . . .          87        (249)
      Deferred revenue. . . . . . . . . . . . . . . . . . .      (4,450)    (14,172)
                                                             -----------  ----------
      Net cash used in operating activities . . . . . . . .     (10,597)       (200)
                                                             -----------  ----------

Cash flows from investing activities:
  Acquisition of equipment, furniture and fixtures. . . . .        (402)     (7,737)
                                                             -----------  ----------
      Net cash used in investing activities . . . . . . . .        (402)     (7,737)
                                                             -----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock. . . . . . . . . .       9,591       7,530
  Proceeds from short-term bank borrowings. . . . . . . . .           0       5,567
  Payments for short-term bank borrowings . . . . . . . . .        (242)     (2,719)
  Proceeds from issuance of convertible notes and warrants,
    net of cash issuance costs of $ 814 . . . . . . . . . .       6,986           0
  Proceeds from debt. . . . . . . . . . . . . . . . . . . .       1,200           0
  Payments for debt . . . . . . . . . . . . . . . . . . . .        (567)          0
                                                             -----------  ----------
      Net cash provided by financing activities . . . . . .      16,968      10,378
                                                             -----------  ----------
Effect of exchange rate changes on cash . . . . . . . . . .         124         (63)
                                                             -----------  ----------

Net increase in cash and cash equivalents . . . . . . . . .       6,093       2,378
Cash and cash equivalents, beginning of period. . . . . . .       3,043       3,136
                                                             -----------  ----------
Cash and cash equivalents, end of period. . . . . . . . . .  $    9,136   $   5,514
                                                             ===========  ==========
Supplemental cash flow information
  Cash paid during the period for:. . . . . . . . . . . . .
  Interest. . . . . . . . . . . . . . . . . . . . . . . . .  $      198   $     287
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .  $        7   $     473
Non cash transactions for the period
Warrants issued in connection with convertible note . . . .  $       54           0


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


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

LIQUIDITY

     The Company is in the process of executing its business strategy and has plans to eventually achieve profitable operations. During August 2002, the Company raised an additional $7 million, net of issuance costs, through the sale of subordinated convertible notes and warrants. Management believes that the cash generated from this transaction, together with cash resources and borrowing capacity, will be sufficient to meet projected working capital, capital expenditures and other cash requirements for the next twelve months. However, there can be no assurance the currently available funds will meet the Company's cash requirements in the future, or, that any required additional funding will be available on terms attractive to the Company or at all, which could have a material adverse effect on its business, financial condition and results of operations. Any additional equity financing may be dilutive to shareholders, and any additional debt financing, if available, may involve restrictive covenants.

NET  LOSS  PER  SHARE

     Basic net loss per share is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss to common shareholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

     A reconciliation of the numerator and denominator of basic and diluted net loss per share is as follows (in thousands, except per share data):

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                 2002         2001         2002         2001
                                              ----------  ------------  -----------  ----------
Basic:
Net loss . . . . . . . . . . . . . . . . . .  $  (1,575)  $      (744)  $   (8,936)  $  (1,466)
                                              ==========  ============  ===========  ==========
  Weighted average common shares outstanding     27,693        22,268       26,572      20,793
                                              ==========  ============  ===========  ==========
  Basic net loss per share . . . . . . . . .  $   (0.06)  $     (0.03)  $    (0.34)  $   (0.07)
                                              ==========  ============  ===========  ==========

Diluted:
  Net loss . . . . . . . . . . . . . . . . .  $  (1,575)  $      (744)  $   (8,936)  $  (1,466)
                                              ==========  ============  ===========  ==========
  Weighted average common shares outstanding     27,693        22,268       26,572      20,793
                                              ==========  ============  ===========  ==========
  Diluted net loss per share . . . . . . . .  $   (0.06)  $     (0.03)  $    (0.34)  $   (0.07)
                                              ==========  ============  ===========  ==========

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)

     Stock options, warrants and convertible debt shares to purchase approximately 12,675,000 shares of common stock were outstanding at September 30, 2002, but were not included in the computation of diluted net loss per share because the Company had a net loss for the three and nine months ended September 30, 2002.

     Stock options and warrants to purchase approximately 4,607,000 shares of common stock were outstanding at September 30, 2001 but were not included in the computation of diluted net loss per share because the Company had a net loss for the three and nine months ended September 30, 2001.

REVENUE  RECOGNITION.

     The Company's selling arrangements generally involve contractual customer acceptance provisions, and installation of the product occurs after shipment and transfer of title. As a result, effective January 1, 2000, to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company defers recognition of revenue from such equipment sales until installation is complete and the product is accepted by the customer.

     Genus subsequently established verifiable objective evidence of fair value of installation services, a requirement to recognize revenue for multiple-element arrangements prior to completion of installation services. Accordingly, if Genus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then Genus recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with installation-related tasks is recognized when the installation is completed and the customer accepts the product. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, revenue is recognized when installation is complete and the product is accepted by the customer.

     Revenue from sale of spare parts and system upgrades are recognized upon shipment. Revenues related to maintenance and service contracts are recognized ratably over the duration of the contracts.

BORROWINGS

     In December 2001, the Company replaced the $10.0 million line of credit with Venture Bank with a $10.0 million line of credit from Silicon Valley Bank. The Silicon Valley Bank agreement includes a domestic revolving line of credit of $7.5 million, based on domestic eligible receivables and a foreign line of credit of $7.5 million, financed by EXIM bank, based on foreign eligible receivables and inventory. The initial term of the loan was 12 months ending December 20, 2002. Total availability under both lines at any given point in time is limited to $10.0 million. The interest rate for borrowings under both the domestic and foreign lines is prime plus 1.75% per annum calculated on the basis of a 360-day year. The loan agreement is collateralized by a first priority perfected security interest in the Company's assets and has a covenant requiring the Company to maintain a minimum tangible net worth of $12.0 million plus 50% of consideration for subsequent equity issuances and 50% of net income of future quarters. The minimum tangible net worth requirement is reduced by any losses in a subsequent quarter, but will not be reduced to less than $12.0 million.

     On March 27, 2002, we amended our line of credit with Silicon Valley Bank to increase the funds available under both lines of credit to $15.0 million, to extend the initial term of the loan to 15 months ending March 19, 2003 and to reset the covenant to $12.0 million plus 50% of consideration for equity and subordinated debt issuances subsequent to March 8, 2002. In July 2002, the term of the credit was extended to June 30, 2003. As of September 30, 2002, there was $4.2 million outstanding under this credit facility.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


     On January 4, 2002, the Company received gross proceeds of $1.2 million under a secured loan with CitiCapital, a division of Citigroup. The loan is payable over 36 months, accrues interest of 8.75% per annum and is secured by two systems in our demonstration lab. As of September 30, 2002, the short-term portion of this loan was $313,000 and the long-term portion was $320,000.

CONVERTIBLE  NOTES  AND  WARRANTS

     On August 15, 2002, the Company raised $7 million, net of issuance costs, by issuing unsecured 7% convertible notes and warrants to purchase 2,761,000 shares of common stock.

     - $7.5 million convertible notes are convertible at a price of $1.42 per share of common stock and $300,000 convertible note is convertible at a price of $1.25 per share of common stock. All convertible notes accrue interest at 7% per annum, payable semi-annually each February 15 and August 15, in cash or, at the election of the company, in registered stock. The convertible notes are redeemable three years after issuance or may be converted into 5,521,000 shares of common stock prior to the redemption date at the election of the investors.
     - Warrants to purchase 2,641,000 shares of common stock have an exercise price of $1.42 per share of common stock and warrants to purchase 120,000 shares of common stock have an exercise price of $1.25 per share of common stock. All warrants are currently exercisable, expire on August 15, 2006 and are callable by the Company after one year if the common stock price exceeds 200% of the respective exercise prices. The Company determined the fair value of the warrants to be $1,312,000, using the Black Scholes option pricing model with a risk free intrest rate of 4.4 percent, volatility of 75%, a term of three years and no dividend yield.

     The Company classified the warrants as equity and allocated a portion of the proceeds from the convertible notes to the warrants, using the relative fair value method in accordance with APB No. 14. The allocation of proceeds to the warrants reduced the carrying value of the convertible notes. As a result, the fair value of the common stock issuable upon conversion of the notes exceeds the carrying value of the convertible notes, resulting in a beneficial conversion feature. The beneficial conversion feature is accreted over the stated term of the convertible notes in accordance with EITF No. 00-27.

The gross proceeds from the issuance of the convertible notes and warrants were recorded as follows (in thousands):

          Convertible  note                                  $5,560
          Detachable  warrants                                1,312
          Beneficial  conversion  feature                       928
                                                             ------
                                                             $7,800
                                                             ======

     The $2.2 million difference between the $5.6 million carrying value of the notes and the $7.8 million face value of the notes, representing the value of the warrants and the beneficial conversion feature, has been recorded as equity and the corresponding debt discount will be accreted as interest expense over the three year term of the convertible notes, using the effective interest rate method.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


     The Company incurred issuance costs of approximately $868,000, representing cash obligations of $814,000 and the Black Scholes value of $54,000 of a warrant to purchase 79,000 shares of common stock at $1.42 per share issued in connection with the transaction. These warrants are currently exercisable and expire on August 15, 2006. Issuance costs are deferred and amortized as interest expense over the stated term of the convertible notes.

     In connection with the transaction, the Company entered into a registration rights agreement requiring the Company to file a registration statement and committing the Company to pay monthly interest of 1.5% of the face value of the notes if the Company does not maintain the effectiveness of the shelf registration for the common stock underlying the convertible notes and warrants throughout the stated term of the convertible notes. The registration statement on Form S-3 filed with the SEC was declared effective on September 26, 2002.

     In the event of a change of control of the Company, the note holders may elect to receive repayment of the notes at a premium of 10% over the face value of the notes.

INVENTORIES

     Inventories comprise the following (in thousands):

                                   SEPTEMBER 30,   DECEMBER 31,
                                        2002           2001
                                   --------------  -------------
Raw materials and purchased parts  $        4,793  $       4,446
Work in process                             1,049          2,499
Finished goods                                339            630
Inventory at customers' locations           1,956          5,073
                                   --------------  -------------
                                   $        8,137  $      12,648
                                   ==============  =============

     Inventory at customers' locations represent the cost of a system shipped to our customer, and related installation costs, for which we are awaiting customer acceptance.

ACCRUED  EXPENSES

     Accrued expenses comprise the following (in thousands):

                                         SEPTEMBER 30,   DECEMBER 31,
                                              2002           2001
                                         --------------  -------------
System warranty . . . . . . . . . . . .  $          878  $         803
Accrued commissions and incentives. . .              19            330
Accrued compensation and related items.             416            723
Federal, state and foreign income taxes             374            444
Other . . . . . . . . . . . . . . . . .           1,953          1,253
                                         --------------  -------------
                                         $        3,640  $       3,553
                                         ==============  =============

COMMON  STOCK  AND  WARRANTS

     On January 25, 2002, the Company sold 3,871,330 shares of common stock, and warrants to purchase 580,696 shares of common stock, for net aggregate proceeds of approximately $7.8 million. The warrants issued to the purchasers in the private placement are exercisable for $3.23 per share and the warrants have a five-year term.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


     The January 25, 2002 transaction diluted the interests of certain investors in the May 2001 private placement transaction who had received warrants to purchase 1,270,891 shares of Company Common Stock (the "May 2001 Warrants"), at an exercise price of $3.50 per share. As a result of this dilution, and pursuant to the terms of the May 2001 Warrants, the Company reduced the exercise price for the May 2001 Warrants from $3.50 per share to $2.19 per share and increased the underlying shares to an aggregate of 2,031,094 shares. The May 2001 Warrants have now been exercised. May 2001 Warrants representing 610,872 shares were exercised for cash in an aggregate amount of approximately $1.3 million and the remaining 1,420,224 May 2001 Warrants were exercised on a cash-less basis. The Company issued a total of 642,295 shares as a result of the cash-less exercise of May 2001 Warrants pursuant to the terms therein.

     In August 2002, the Company completed a $7.8 million financing in a private placement of subordinated notes convertible into common stock and warrants convertible into or exercisable for common stock. Refer to the Convertible Notes and Warrants footnote.

RELATED  PARTY  TRANSACTIONS

     Mario Rosati, a board member of the Company, is also a partner of Wilson Sonsini Goodrich and Rosati, the general counsel of the Company. During the three months ended September 30, 2002 and 2001, the Company incurred approximately $363,000 and $296,000 in legal costs, and paid approximately $655,000 and $0, respectively, to Wilson Sonsini Goodrich and Rosati. During the nine months ended September 30, 2002 and 2001, the Company incurred approximately $547,000 and $609,000 in legal costs, and paid approximately
$913,000 and $57,000, respectively, to Wilson Sonsini Goodrich and Rosati. At September 30, 2002, the Company owed approximately $387,000 to Wilson Sonsini Goodrich and Rosati.

COMPREHENSIVE  LOSS

     The following are the components of comprehensive loss (in thousands):

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                      2002         2001        2002         2001
                                                   ----------  ------------  ---------  ------------
Net loss . . . . . . . . . . . . . . . . . . . . . $  (1,575)  $      (744)  $ (8,936)  $    (1,466)
Change in foreign currency translation adjustment        (57)          (59)       124           (63)
                                                   ----------  ------------  ---------  ------------
    Comprehensive loss . . . . . . . . . . . . . . $  (1,632)  $      (803)  $ (8,812)  $    (1,529)
                                                   ==========  ============  =========  ============

     The components of accumulated other comprehensive loss is as follows (in thousands):


                                             SEPTEMBER 30,     DECEMBER 31,
                                               2002                2001
                                             -------------     ------------
Cumulative translation adjustment . . . . .  $     (2,161)     $    (2,285)
                                             =============     ============

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)

CONTINGENCIES

     On June 6, 2001, ASM America, Inc. ("ASMA") filed a patent infringement action against Genus, Inc. ("Genus"). ASMA's complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 (the "365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 (the "590 Patent") entitled "Method For Growing Thin Films," which ASM claims to own or exclusively license. The Complaint seeks monetary and injunctive relief. Genus served its Answer to ASMA's complaint on August 1, 2001. Also on August 1, 2001, Genus counterclaimed against ASMA and ASM International, N.V. ("ASMI") for (1) infringement of U.S. Patent No. 5,294,568 (the "568 Patent") entitled "Method of Selective Etching Native Oxide"; (2) declaratory judgment that the '365 and '590 Patents are invalid, unenforceable, and not infringed by Genus; and (3) antitrust violations. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the Court issued an order granting ASM leave to amend its complaint to add Dr. Sherman as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No 4,798,165 (the "165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow", which ASM claims to own. The court also severed and stayed discovery and trial of Genus' antitrust claims until after the trial of the patent claims. On February 4, 2002, Genus served its Amended Answer to ASM's amended complaint and counterclaimed against ASM for declaratory judgment that the '165 Patent is invalid, unenforceable, and not infringed by Genus. On August 15, 2002, the Court issued a claim construction order regarding the '590, '365, and '568 patents. A claim construction hearing regarding the '165 Patent was held on September 26, 2002. On September 23, 2002, Genus filed motions for summary judgment of noninfringement regarding the '590 and '365 patents, and a hearing on these motions is scheduled for December 17, 2002.

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

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)

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

     Revenue Recognition

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

     Genus subsequently established verifiable objective evidence of fair value of installation services, a requirement to recognize revenue for multiple-element arrangements prior to completion of installation services. Accordingly, if Genus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then Genus recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with installation-related tasks is recognized when the installation is completed and the customer accepts the product. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, revenue is recognized when installation is complete and the product is accepted by the customer.

     Revenues from sale of spare parts and system upgrades are recognized upon shipment. Revenues related to maintenance and service contracts are recognized ratably over the duration of the contracts.

     Revenues can fluctuate significantly as a result of the timing of customers' acceptances. At September 30, 2002 and December 31, 2001, the Company had deferred revenue of $ 2.9 million and $7.4 million, respectively.

RESULTS  OF  OPERATIONS

     NET SALES. Net sales for the three and nine months ended September 30, 2002 were $ 12.2 million and $28.5 million, which represented decreases of 19% and 34% when compared to net sales of $15.1 million and $43.1 million for the corresponding periods in 2001. The decreases were attributable to the slow-down in the technology industry and orders being postponed by our customers. One 200 mm CVD system, two 200 mm ALD systems and one 200 mm ALD upgrade were accepted in the third quarter of 2002, compared to three ALD systems and two CVD systems accepted during the third quarter of 2001. During the nine months ended September 30, 2002, eight systems and an upgrade were accepted compared to ten systems and several upgrades accepted in the first nine months of 2001.

     We recorded a low level of bookings in the three months ended September 30, 2002 of approximately $3.0 million. In October 2002, we have received purchase orders of approximately $10.0 million and letters of intent (subject to cancellation) for an additional $16.0 million. The purchase orders and letters of intent received in October include both 200mm and 300mm for CVD and ALD systems and additional system purchases for Thin Film Head manufacturing.

     COST OF GOODS SOLD. Cost of goods sold for the three and nine months ended September 30, 2002 were $7.8 million and $20.5 million, compared to $10.3 million and $27.5 million for the same periods in 2001. Gross profit as a percentage of revenues was 35.6% for the third quarter of 2002 compared to 31.8% in the third quarter of 2001. Gross profit as a percentage of revenues was 28.2% for the nine months ended September 30, 2002 compared to 36.1% for the corresponding period in 2001. The higher gross profit percentages in the third quarter of 2002 were due to higher proportion of ALD systems which have a higher margin than CVD systems when compared to 2001. The lower gross profit in the year to date 2002 results was due to lower production volumes that resulted in lower manufacturing absorption in Q2 2002. The Company expects gross profit percentage to increase with anticipated increases in production volumes. Severance costs in cost of sales was approximately $155,000 in the three months ended September 30, 2002.

     RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses for the quarter ended September 30, 2002 were $2.1 million, or 17.5% of net sales, compared with $2.6 million or 17.2% of net sales for the same period in 2001.
For the nine months ended September 30, 2002, expenses were $6.1 million or 21.3% of sales, compared to $8.8 million or 20.5% of net sales for the first nine months of 2001. The dollar decrease of research and development expenses in 2002 was due to cost saving measures implemented beginning in the fourth quarter of 2001, including reduced use of outside consultants. In 2001, the higher level of research and development expenses was due to the addition of significant capacity in our demonstration lab, which enables us to complete customer requests for demos of wafers in 15 to 30 days. Severance costs in R&D was approximately $129,000 in the three months ended September 30, 2002.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses were $3.5 million and $10.2 million for the three and nine months ended September 30, 2002 compared to $2.7 million and $8.0 million in the corresponding periods in 2001. As a percent of net sales, selling, general and administrative expenses were 28.8% and 35.9% for the three and nine months ended September 30, 2002 compared to 18.1% and 18.5% for the corresponding periods in 2001. The increase in selling, general and administrative expenses in 2002 was mainly due to higher legal expenses of approximately $638,000 and $2.2 million for the three months and nine months ended September 30, 2002, respectively, related to the lawsuit. In addition, during 2001, the Company received income from a government SBIR grant that amounted to $400,000 and subleasing revenue of $312,000 that was offset against 2001 selling, general and administrative expenses. The Company had minimal government grants and no subleasing income in 2002. Severance costs in SG&A was approximately $156,000 in the three months ended September 30, 2002.

     OTHER INCOME (EXPENSE), NET. Other expenses for the three and nine months ended September 30, 2002 were $206,000 and $493,000 respectively compared to other expense of $207,000 and $127,000 for the corresponding periods in 2001. Other expense in the nine months ended September 30, 2002 includes approximately $183,000 related to the convertible notes, partially offset by net exchange gains of $150,000. Cash interest cost on convertible notes was approximately $68,000 and non-cash interest expense on convertible notes was $115,000 in the three months ended September 30, 2002. In connection with the convertible note, the Company expects to incur cash interest expense of approximately $136,000 a quarter and additional non-cash expense on convertible notes of $159,000 a quarter. These non-cash expenses relate primarily to the accretion of beneficial conversion feature and amortization of issuance costs related to the convertible notes.

     PROVISION FOR INCOME TAXES. We recorded income tax expenses of $70,000 and $159,000 for our South Korean subsidiary for the three and nine months ended September 30, 2002, compared to none and $69,000 recorded for the corresponding periods in 2001. We did not record any provision for income taxes in the United States and Japan for the three and nine months ended September 30, 2002 as we recorded losses in these entities. We provide for a full valuation allowance against the tax benefit associated with these losses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2002, our cash and cash equivalents were $9.1 million, an increase of $6.1 million over cash and cash equivalents of $3.0 million held as of December 31, 2001. At September 30, 2001, our cash and cash equivalents were $5.5 million, an increase of $2.4 million over cash and cash equivalents of $3.1 million held as of December 31, 2000. Accounts receivable at September 30, 2002 was $5.9 million, an increase of $1.7 million from $4.3 million as of December 31, 2001. The increase relates to shipment of systems during the third quarter of 2002. Accounts receivable at September 30, 2001 was $5.0 million, a decrease of $3.4 million from $8.4 million as of December 31, 2000, as we were able to collect on most of our overdue receivables. Cash used by operating activities totaled $10.6 million for the nine months ended September 30, 2002, and consisted primarily of net loss of $8.9 million, increase in accounts receivable of $1.7 million, decreases in accounts payable of $3.1 million and a decrease in deferred revenue of $4.5 million, partially offset by depreciation of $2.8 million and a decrease in inventories of $4.5 million. Inventory reductions were primarily related to decreases in inventory held at customer sites from $5.1 million to $2.0 million. Cash used by operating activities totaled $200,000 for the nine months ended September 30, 2001, and consisted primarily of net loss of $1.5 million and decreases in deferred revenues of $14.2 million, partially offset by depreciation of $2.0 million and reductions in working capital, primarily receivables of $3.4 million and inventories of $9.9 million. Inventory reductions were primarily related to improved supply chain management, decreases in inventory held at customer sites from $9.5 million to $4.2 million.

     We made capital expenditures of $402,000 for the nine months ended September 30, 2002 compared to $7.7 million for the nine months ended September 30, 2001. These expenditures were primarily related to the continuing program of upgrading existing equipment in our development and applications laboratories to meet our most advanced system capabilities and specifications, especially for our ALD processes. This has improved our product and film development capabilities, and increased our customer demonstration capabilities, which is critical in the sales process.

     Financing activities provided cash of $17.0 million for the nine months ended September 30, 2002. In the first nine months of 2002, we received approximately $9.6 million of proceeds from a sale of common stock and warrants to purchase common stock. In the third quarter of 2002, we received $7 million, net of issuance costs, from the sale of subordinated convertible notes and warrants. Financing activities provided cash of $10.4 million for the nine months ended September 30, 2001. In May 2001, we received approximately $7.5 million of proceeds from a private placement and from issuance of common stock under the stock plans of 2.5 million shares of our common stock. Additionally, we increased our net short-term borrowings by $2.8 million.

     Our primary source of funds at September 30, 2002 consisted of $9.1 million in cash and cash equivalents, $6.0 million of accounts receivable, and our credit facilities with Silicon Valley Bank. Our primary source of funds at September 30, 2001 consisted of $5.5 million in cash and cash equivalents and $5.0 million of accounts receivable.

     A summary of our contractual obligations as of September 30, 2002 is as follows (in thousands):

                                         Less than                          After
                      Total   Revolving   1 year   2-3 years   4-5 years   5 years
                     -------  ----------  -------  ----------  ----------  --------

Silicon Valley Bank  $ 4,239  $    4,239  $     0  $        0  $        0  $      0
Citicapital              633         N/A      313         320           0         0
Operating Leases      18,475         N/A    1,610       3,257       3,389    10,219
Convertible Notes*     7,800         N/A        0       7,800           0         0
                     -------  ----------  -------  ----------  ----------  --------
                     $31,147  $    4,239  $ 1,923  $   11,377  $    3,389  $ 10,219
                     =======  ==========  =======  ==========  ==========  ========

*In the event of a change of control in the Company, the note holder may elect to receive repayment of the notes at a premium of 10%.

     We are actively marketing our existing and new products, which we believe will ultimately lead to profitable operations. Management believes that the cash resources and borrowing capacity will be sufficient to meet projected working capital, capital expenditures and other cash requirements for the next twelve months. However, there can be no assurance the currently available funds will meet the company's cash requirements in the future, or, that any required additional funding will be available on terms attractive to us or at all, which could have a material adverse affect on our business, financial condition and results of operations. Any additional equity financing may be dilutive to shareholders, and any additional debt financing, if available, may involve restrictive covenants.

RELATED  PARTY  TRANSACTIONS

     Mario Rosati, a board member of the Company, is also a partner of Wilson Sonsini Goodrich and Rosati, the general counsel of the Company. During the three months ended September 30, 2002 and 2001, the Company incurred approximately $363,000 and $296,000 in legal costs, and paid approximately $655,000 and $0, respectively, to Wilson Sonsini Goodrich and Rosati. During the nine months ended September 30, 2002 and 2001, the Company incurred approximately $547,000 and $609,000 in legal costs, and paid approximately
$913,000 and $57,000, respectively, to Wilson Sonsini Goodrich and Rosati. At September 30, 2002, the Company owed approximately $387,000 to Wilson Sonsini Goodrich and Rosati.


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


RISK  FACTORS

     You should consider the risks described below before making an investment decision. We believe that the risks and uncertainties described below are the principal material risks facing our company as of the date of this Form 10-Q. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of the following risks.

WE HAVE EXPERIENCED LOSSES OVER THE LAST FEW YEARS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

     We experienced losses of $6.7 million for fiscal year 2001 and losses of $9.6 million for the fiscal year ended 2000. At September 30, 2002, our net loss was $8.9 million.

     While we believe our cash position is sufficient for the next twelve months, we cannot provide assurances that future cash flows from operations will be sufficient to meet operating requirements and allow us to service debt and repay any underlying indebtedness at maturity. If we do not achieve the cash flows that we anticipate, we may not be able to meet our planned product release schedules and our forecast sales objectives. In such event we will require additional financing to fund on-going and planned operations and may need to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing, licensing, or other operational programs. Some of these measures would require third-party consents or approvals, including that of our bank, and we cannot provide assurances that these consents or approvals will be obtained. There can be no assurance that we will be able to make additional financing arrangements on satisfactory terms, if at all, and our operations and liquidity would be materially adversely affected.

     We cannot assure our shareholders and investors that we will achieve profitability in fiscal 2003 and beyond, nor can we provide assurances that we will achieve the sales necessary to avoid further expense reductions in the future.

SUBSTANTIALLY ALL OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE CUSTOMERS

     Historically, we have relied on a small number of customers for a substantial portion of our net revenues. For example, in 2001 Samsung Electronics Company, Ltd., Read-Rite Corporation, NEC, Infineon and SCS Hightech, Inc. accounted for 73%, 7%, 6%, 6% and 5% of revenues, respectively. In the first nine months of 2002, Samsung Electronics accounted for 51% of our net revenues and Seagate accounted for 23% of our net revenues.

     The semiconductor manufacturing industry generally is comprised of a limited number of larger companies. Consequently, we expect that a significant portion of our future product sales will continue to be concentrated within a limited number of customers.

     None of our customers has entered into a long-term agreement with us requiring them to purchase our products. In addition, sales to these customers may decrease in the future when they complete their current semiconductor equipment purchasing requirements. If any of our current customers were to encounter financial difficulties or become unable to continue to do business with us at or near current levels, our business, results of operations and financial condition would be materially harmed. Customers may delay or cancel orders or may stop doing business with us for a number of reasons including:

     -    customer  departures  from  historical  buying  patterns;
     -    general  market  conditions;
     -    technological  breakthroughs;
     -    economic  conditions;  or
     - competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits.

WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES

     Export sales accounted for approximately 93%, 98% and 86% of our total net sales in 2001, 2000 and 1999, respectively. For the first nine months of 2002, export sales accounted for approximately 71% of total net sales. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to risks, including:

     -    unexpected  changes  in  law  or  regulatory  requirements;
     -    exchange  rate  volatility;
     -    tariffs  and  other  barriers;
     -    political  and  economic  instability  in  Asia;
     -    difficulties  in  accounts  receivable  collection;
     -    extended  payment  terms;
     -    difficulties  in  managing  distributors  or  representatives;
     -    difficulties  in  staffing  our  subsidiaries;
     -    difficulties  in  managing  foreign  subsidiary  operations;  and
     -    potentially  adverse  tax  consequences.

     Our foreign sales are primarily denominated in U.S. dollars and we do not engage in hedging transactions. As a result, our foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could increase the cost of our products to our customers and could lead these customers to delay or defer their purchasing decisions.

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

     After the dramatic industry boom for semiconductor equipment that peaked early in the year 2000, another cyclical downturn is presently occurring. The sharp and severe industry downturn in 2001 was the largest in the industry's history. Almost all previous downturns have been solely due to pricing declines. However, the 2001 downturn in the industry marked a corresponding decline in unit production, as well as price reduction. We expect that our revenues will continue to be further impacted by the continued downturn in the semiconductor industry and global economy, which may make it more difficult to increase our revenues and to achieve profitability.

OUR  FUTURE  GROWTH  IS  DEPENDENT  ON  ACCEPTANCE  OF  NEW  PRODUCTS AND MARKET
ACCEPTANCE  OF  OUR  SYSTEMS  RELATING  TO  THOSE  PRODUCTS

     We believe that our future growth will depend in large part upon the acceptance of our new thin films and processes, especially our atomic layer deposition technology. As a result, we expect to continue to invest in research and development in these new thin films and the systems that use these films. There can be no assurance that the market will accept our new products or that we will be able to develop and introduce new products or enhancements to our existing products and processes in a timely manner to satisfy customer needs or achieve market acceptance. The failure to do so, or even a delay in our introduction of new products or enhancements, could harm our business, financial condition and results of operations.

     We must manage product transitions successfully, as introductions of new products could harm sales of existing products. We derive our revenue primarily from the sale of equipment used to chemically deposit tungsten silicide in the manufacture of memory chips. We estimate that the life cycle for these tungsten silicide deposition systems is three-to-ten years. There is a risk that future technologies, processes or product developments may render our product offerings obsolete and we may not be able to develop and introduce new products or enhancements to our existing products in a timely manner or at all.

WE MAY NOT BE ABLE TO CONTINUE TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE SEMICONDUCTOR INDUSTRY AGAINST COMPETITORS WITH GREATER RESOURCES

     The semiconductor manufacturing capital equipment industry is highly competitive. We face substantial competition throughout the world. We believe that to remain competitive, we will require significant financial resources to develop new products, offer a broader range of products, establish and maintain customer service centers and invest in research and development.

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

     Since most new fabrication facilities are similar to existing ones, semiconductor manufacturers tend to continue using equipment that has a proven track record. Based on our experience with major customers like Samsung, we have observed that once a particular piece of equipment is selected from a vendor, the customer is likely to continue purchasing that same piece of equipment from the vendor for similar applications in the future. Our customer list, though limited, has expanded in recent months. Yet our broadening market share remains at risk due to choices made by customers that continue to be influenced by pre-existing installed bases by competing vendors.

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

OUR INTELLECTUAL PROPERTY IS IMPORTANT TO US AND WE RISK LOSS OF A VALUABLE ASSET, REDUCED MARKET SHARE AND LITIGATION EXPENSES IF WE CANNOT ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

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

     On June 6, 2001, ASM America, Inc. ("ASMA") filed a patent infringement action against Genus, Inc. ("Genus"). ASMA's complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 (the "365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 (the "590 Patent") entitled "Method For Growing Thin Films," which ASM claims to own or exclusively license. The Complaint seeks monetary and injunctive relief. Genus served its Answer to ASMA's complaint on August 1, 2001. Also on August 1, 2001, Genus counterclaimed against ASMA and ASM International, N.V. ("ASMI") for (1) infringement of U.S. Patent No. 5,294,568 (the "568 Patent") entitled "Method of Selective Etching Native Oxide"; (2) declaratory judgment that the '365 and '590 Patents are invalid, unenforceable, and not infringed by Genus; and (3) antitrust violations. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the Court issued an order granting ASM leave to amend its complaint to add Dr. Sherman as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No 4,798,165 (the "165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow", which ASM claims to own. The court also severed and stayed discovery and trial of Genus' antitrust claims until after the trial of the patent claims. On February 4, 2002, Genus served its Amended Answer to ASM's amended complaint and counterclaimed against ASM for declaratory judgment that the '165 Patent is invalid, unenforceable, and not infringed by Genus. On August 15, 2002, the Court issued a claim construction order regarding the '590, '365, and '568 patents. A claim construction hearing regarding the '165 Patent was held on September 26, 2002. On September 23, 2002, Genus filed motions for summary judgment of noninfringement regarding the '590 and '365 patents, and a hearing on these motions is scheduled for December 17, 2002.

     We intend to defend our position vigorously. Litigation is time consuming, expensive, and its outcome is uncertain. We may not prevail in any litigation in which we are involved. Should we be found to infringe any of the patents asserted, in addition to potential monetary damages and any injunctive relief granted, we would need either to obtain a license from ASM to commercialize our products or redesign our products so they do not infringe any of these patents. If we are unable to obtain a license or adopt a non-infringing product design, we may not be able to proceed with development, manufacture and sale of our atomic layer products. In this case our business may not develop as planned, and our results could materially suffer.

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

     We rely on third parties to manufacture the components used in our products. Some of our suppliers are sole or limited source. In addition, some of these suppliers are relatively small-undercapitalized companies that may have difficulties in raising sufficient funding to continue operations. There are risks associated with the use of independent suppliers, including unavailability of or delays in obtaining adequate supplies of components and potentially reduced control of quality, production costs and timing of delivery. We may experience difficulty identifying alternative sources of supply for certain components used in our products. In addition, the use of alternate components may require design alterations, which may delay installation and increase product costs. We have some long term or volume purchase agreements with our suppliers and currently purchase components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by these third parties to adequately perform may impair our ability to offer our existing products, delay the submission of products for regulatory approval, and impair our ability to deliver products on a timely basis or otherwise impair our competitive position. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins. Our business, results of operations and financial condition would be adversely affected if we were unable to continue to obtain components in the quantity and quality desired and at the prices we have budgeted.

WE DEPEND UPON SIX INDEPENDENT SALES REPRESENTATIVES FOR THE SALE OF OUR PRODUCTS AND ANY DISRUPTION IN THESE RELATIONSHIPS WOULD ADVERSELY AFFECT US

     We currently sell and support our thin film products through direct sales and customer support organizations in the United States, Europe, South Korea and Japan and through six independent sales representatives and distributors in the United States, Europe, South Korea, Taiwan, China and Malaysia. We do not have any long-term contracts with our sales representatives and distributors. Any disruption or termination of our existing distributor relationships could negatively impact sales and revenue.

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

     As of September 30, 2002, we had a total of approximately 7,059,000 shares of common stock underlying warrants and outstanding employee stock options. Of the stock options, approximately 2,069,000shares were exercisable as of September 30, 2002. All of the shares underlying the warrants are currently exercisable. Some warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could seriously harm our financial results. All of our international sales, except spare parts and service sales made by our subsidiary in South Korea, are currently denominated in U.S. dollars. All spare parts and service sales made by the South Korean subsidiary are WON denominated. An increase in the value of the U.S. dollar relative to foreign currencies would make our products more expensive and, therefore, could reduce the demand for our products. Reduced demand for our products could materially adversely affect our business, results of operations and financial condition.

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

ITEM  4.  CONTROLS  AND  PROCEDURES

     (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures need improvement. (See Item 4(b) below)

     (b) Management and the Audit Committee are aware of conditions that were considered to be a "material weakness" for the year ended December 31, 2001 under standards established by the American Institute of Certified Public Accountants. In particular, the Company needed to (i) perform regular detailed reconciliations of general ledger accounts to supporting documentation (ii) regularly reconcile cash accounts to bank statements and investigate any differences, and (iii) improve policies and procedures for tracking work-in-progress, construction-in-progress and demonstration equipment. Management and the Audit Committee have taken actions with respect to the material weakness, including the hiring of new, more experienced and qualified finance staff and has made certain operational changes in policies and procedures and additional procedures are being implemented to expand the scope of detailed reconciliations, including reconciliations of subsidiary accounts. Management believes that the Company will successfully implement procedures addressing all material weakness by December 31, 2002.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     With respect to the ongoing intellectual property litigation with ASM America, Inc., as previously disclosed in the company's Annual Report on Form 10-K filed April 1, 2002, the following events transpired in Q3:

          - On August 15, 2002, the Court issued a claim construction order regarding U.S Patents Nos. 6,015,590, 5,916,365, and 5,294,568.
          - A claim construction hearing regarding the U.S. Patent No. 4,798,165 was held on September 26, 2002.
          - On September 23, 2002, Genus filed motions for summary judgment of noninfringement regarding U.S. Patent Nos. 6,015,590 and 5,916,365, and a hearing on these motions is scheduled for December 17, 2002.
          -
ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     Recent Sales of Unregistered Securities

     On July 31, 2002 and August 14, 2002, we entered into Securities Purchase Agreements with certain investors (together, the "Purchasers"). Pursuant to the Securities Purchase Agreements, we agreed to issue and sell to the Purchasers, in a private placement, an aggregate of $7.8 million principal amount of 7% convertible subordinated notes due 2005 (the "Notes") together with related four-year warrants (the "Warrants") to purchase shares of our common stock.

     Summary  of  the  Transaction

     On August 14, 2002, we issued to the Purchasers the Notes convertible into an aggregate of 5,521,341 shares of common stock and the Warrants to purchase an aggregate of 2,760,669 shares of common stock in a private placement. The conversion price of the Notes and the exercise price of the Warrants is based on a premium of 105.19% to the average closing bid price for the five trading days preceding the execution of the Securities Purchase Agreements for this transaction. For those investors who committed to the private placement on July 31, 2002, the conversion price for the Notes and the exercise price for the Warrants is $1.42 per share. For the investor who committed to the private placement on August 14, 2002, the conversion price for the Notes and the exercise price for the Warrants is $1.2518 per share. In addition to the issuances specified above, a warrant for 79,225 shares was issued to SG Cowen as placement agent to Genus for the transaction closing August 14, 2002. This warrant has an exercise price of $1.42 and contains the identical terms as those warrants issued to the Purchasers.

     Each Note is convertible into, and each Warrant is exercisable to purchase, shares of our common stock at any time beginning August 14, 2002 and ending after a term of three years and four years, respectively. The Warrants include a net exercise provision permitting the holders to pay the exercise price by cancellation of a number of shares with a fair market value equal to the exercise price of the Warrants.

     After August 14, 2003, we may require the holders of the Warrants issued in the private placement to exercise them if the closing bid price per share of our common stock is greater than 200% of the exercise price for twenty of the thirty trading days immediately preceding the date we give notice to the holders of our decision to effect the exercise and upon satisfaction of the other requirements specified in the Warrants. Under the terms of this mandatory exercise provision, a holder can choose not to exercise such holder's Warrants, although such holder would then forfeit all rights under the Warrants to the extent that such holder fails to exercise within thirty business days of receiving our notice.

     The Notes and Warrants issued to the Purchasers include antidilution provisions, including provisions that call for adjustments in the number of shares of stock issued upon exercise of the Warrants and adjustments to the conversion price of the Notes to prevent dilution to the Purchasers because of dividends or distributions in common stock, reclassifications of the common stock, the issuance of new stock at less than the exercise price of the Warrants or conversion price of the Notes, and similar types of issuances.

     Restrictions  on  Conversion  and  Exercise

     Under the terms of the Notes and the Warrants, the Purchasers may not convert the Notes, or exercise the Warrants, to the extent such conversion or exercise would cause the Purchaser, together with its affiliates, to have acquired a number of shares of common stock which would exceed 4.99% of our then outstanding common stock, excluding for purposes of such determination shares of common stock issuable upon conversion of the Notes which have not been converted and upon exercise of the Warrants which have not been exercised.

     Use  of  Proceeds

     A placement fee of 7% of the consideration received for the transaction plus expenses was paid to the Company's placement agent, SG Cowen Securities Corporation. We intend to use the proceeds from the private placement for general corporate purposes, including growth initiatives, capital expenditures and potential acquisitions. As of November 1, 2002, we have used the proceeds for working capital.

     Exemption

     In executing and delivering the Notes and the Warrants, we relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. Our reliance on this exemption was based on representations made by each Purchaser that such Purchaser is an "accredited investor" as that term is defined in Rule 501(a) of Regulation D.

     Resale  Registration

     On September 11, 2002, Genus filed a resale registration statement on Form S-3 (the "Registration Statement") with the SEC pursuant to the terms of the Registration Rights Agreements dated August 14, 2002 by and among Genus and the Purchasers. The Registration Statement covers the shares underlying the Notes and the Warrants. On September 26, 2002 the SEC rendered the Registration Statement effective.

ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits


Exhibit
   No.    Description
-------   -----------
2.1 Asset Purchase Agreement, dated April 15, 1998, by and between Varian Associates, Inc. and Registrant and exhibits thereto (15)
3.1 Amended and Restated Articles of Incorporation of Registrant as filed June 6, 1997 (11)
3.2       By-laws  of  Registrant,  as  amended  (13)
4.1 Common Shares Rights Agreement, dated as of April 27, 1990, between Registrant and Bank of America, N.T. and S.A., as Rights Agent (4)
4.2       Convertible  Preferred  Stock  Purchase  Agreement,  dated February 2,
          1998,  among  the  Registrant  and  the  Investors  (14)
4.3 Registration Rights Agreement, dated February 2, 1998, among the Registrant and the Investors (14)
4.4 Certificate of Determination of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (14)
4.5 Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Preferred Stock (17)
4.6       Redemption  and  Exchange  Agreement,  dated  July 16, 1998, among the
          Registrant  and  the  Investors  (17)
4.7       Securities  Purchase  Agreement  dated July 31, 2002 among the Company and  the  Purchasers  signatory  thereto.  (19)
4.8 Resale Registration Rights Agreement dated August 14, 2002 among the Company and the Purchasers signatory thereto. (19)
4.9       7%  Convertible Subordinated Note Due 2005 dated August 14, 2002. (19)
10.1 Lease, dated December 6, 1985, for Registrant's facilities at 4 Mulliken Way, Newburyport, Massachusetts, and amendment and extension of lease, dated March 17, 1987 (1)
10.2 Assignment of Lease, dated April 1986, for Registrant's facilities at Unit 11A, Melbourn Science Park, Melbourn, Hertz, England (1)
10.3      Registrant's  1989  Employee  Stock  Purchase  Plan,  as  amended  (5)
10.4      Registrant's  1991  Incentive  Stock  Option  Plan,  as  amended  (10)
10.5      Registrant's  2000  Stock  Plan
10.6 Distributor/Representative Agreement, dated August 1, 1984, between Registrant and Aju Exim (formerly Spirox Holding Co./You One Co. Ltd.)
          (1)
10.7 Exclusive Sales and Service Representative Agreement, dated October 1, 1989, between Registrant and AVBA Engineering Ltd. (3)
10.8      Exclusive  Sales  and  Service  Representative  Agreement, dated as of
          April  1,  1990,  between  Registrant  and  Indosale  PVT  Ltd.  (3)
10.9 License Agreement, dated November 23, 1987, between Registrant and Eaton Corporation (1)
10.10 Exclusive Sales and Service Representative Agreement, dated May 1, 1989, between Registrant and Spirox Taiwan, Ltd. (2)
10.11 Lease, dated April 7, 1992, between Registrant and The John A. and Susan R. Sobrato 1979 Revocable Trust for property at 1139 Karlstad Drive, Sunnyvale, California (6)
10.12 Asset Purchase Agreement, dated May 28, 1992, by and between the Registrant and Advantage Production Technology, Inc. (7)
10.13 License and Distribution Agreement, dated September 8, 1992, between the Registrant and Sumitomo Mutual Industries, Ltd. (8)
10.14 Lease Agreement, dated October 1995, for Registrant's facilities at Lot 62, Four Stanley Tucker Drive, Newburyport, Massachusetts (9)

10.15 International Distributor Agreement, dated July 18, 1997, between Registrant and Macrotron Systems GmbH (12)
10.16 Credit Agreement, dated August 18, 1997, between Registrant and Sumitomo Bank of California (12)
10.18 Settlement Agreement and Mutual Release, dated April 20, 1998, between Registrant and James T. Healy (16)
10.19     Form  of  Change  of  Control  Severance  Agreement  (16)
10.20 Settlement Agreement and Mutual Release, dated January 1998, between the Registrant and John Aldeborgh (18)
10.21     Settlement  Agreement  and Mutual Release, dated May 1998, between the
          Registrant  and  Mary  Bobel  (18)
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------------

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

(17) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated July 29, 1998.
(18) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998.
(19) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated August 20, 2002.

(b)  Report  on  Form  8-K

     On August 20, 2002, the company filed a current report on Form 8-K announcing the close of a private placement of 7% subordinated convertible notes due 2005 and warrants to purchase company common stock on August 14, 2002.

     On September 25, 2002, the company filed a current report on Form 8-K regarding its filing of motions for summary judgment with the court regarding the pending ASM America, Inc. litigation. The motions apply to U.S. Patent No. 6,015,590 and U.S. Patent No. 5,916,365 and move that the court make a decision on non-infringement without going to trial on the basis of the court's claim construction ruling and evidence produced in the litigation.

GENUS,  INC.
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 12, 2002     GENUS, INC.



     /s/  William W.R. Elder
     -----------------------

William W.R. Elder, President,
     Chief Executive Officer and Chairman



     /s/  Shum Mukherjee
     -----------------------
Shum  Mukherjee
     Chief  Financial  Officer
     (Principal Financial and Principal
     Accounting Officer)

Sarbanes-Oxley  Section  302(a)  Certifications

I, William W.R. Elder, certify that:

1.   I  have  reviewed  this  quarterly  report  on  Form  10-Q  of Genus, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                                        /s/  William W. R. Elder
                                        ------------------------
                                        William W.R. Elder
                                        Chief Executive Officer

I, Shum Mukherjee, certify that:

1.   I  have  reviewed  this  quarterly  report  on  Form  10-Q  of Genus, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                                        /s/  Shum  Mukherjee
                                        --------------------
                                        Shum  Mukherjee
                                        Chief  Financial  Officer