Form 10-K
period 2002-12-31
GENUS INC
filed 2003-03-31
CIK 837913

================================================================================

================================================================================
     As filed with the Securities and Exchange Commission on March 27, 2003

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal year ended   DECEMBER 31, 2002
                                             -----------------
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  [ ]   No  [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  [ ]   No  [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and asked price as of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2002)as reported by the Nasdaq National Market, was approximately $55 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2003, Registrant had 28,943,409 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference in Part III of this Form 10-K Report: Proxy Statement for Registrant's 2003 Annual Meeting of Shareholders - Items 10, 11, 12 and 13.


================================================================================

                                        TABLE OF CONTENTS


PART I.                                                                                  PAGE
    Item 1.  Business                                                                      3
    Item 2.  Properties                                                                   14
    Item 3.  Legal Proceeding                                                             14
    Item 4.  Submission of Matters to a Vote of Security Holders                          15

PART II.
    Item 5.  Market for the Registrant's Common Equity and Related Shareholder Matters    17
    Item 6.  Selected Financial Data                                                      18
    Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                   20
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk                   38
    Item 8.  Consolidated Financial Statements and Supplementary Data                     39
    Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                         39

PART III.
    Item 10. Directors and Executive Officers of the Registrant                           40
    Item 11. Executive Compensation                                                       41
    Item 12. Security Ownership of Certain Beneficial Owners and Management               41
    Item 13. Certain Relationships and Related Transactions                               41
    Item 14. Controls and Procedures                                                      41

PART IV.
    Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K              43

SIGNATURES                                                                                69
EXHIBITS                                                                                  73
CERTIFICATIONS                                                                            71

PART I

ITEM 1.   BUSINESS

OVERVIEW

     Since 1982, we have been supplying advanced manufacturing systems to the semiconductor industry worldwide. Major semiconductor manufacturers use our leading-edge thin film deposition equipment and process technology to produce integrated circuits, commonly called chips, that are incorporated into a variety of products, including personal computers, communications equipment and consumer electronics. We pioneered the development of chemical vapor deposition (CVD) tungsten silicide, which is used in certain critical steps in the manufacture of integrated circuits. In addition, today we are leading the commercialization of atomic layer deposition, also known as ALD technology. This technology is designed to enable a wide spectrum of thin film applications such as aluminum oxide, hafnium oxide and other advanced insulating and conducting materials for advanced integrated circuit manufacturing.

     We have also implemented a strategy of targeting non-semiconductor markets, as we are confident that our developed films can serve multiple applications in both semiconductors and non-semiconductor segments. In addition to expanding our total available market, this strategy of diversifying our customer base is intended to provide some protection against cyclical downturns in the semiconductor industry. We believe our emerging ALD technology will prove effective in expanding and diversifying our customer base.

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

     Our global customer base consists of semiconductor manufacturers in the United States, Europe and Asia. Our current customers include semiconductor manufacturers such as Infineon Technologies, NEC and Samsung Electronics Company, Ltd. and non-semiconductor customers such as IBM Corporation, Read-Rite Corporation, and Seagate Technologies.


INDUSTRY  BACKGROUND

     The manufacture of an integrated circuit requires a number of complex steps and processes. Most integrated circuits are built on a base of silicon, called a wafer, and consist of two main structures. The lower structure is made up of components, typically transistors or capacitors, and the upper structure consists of the circuitry that connects the components. Building an integrated circuit requires the deposition of a series of film layers, which may be conductors, dielectrics (insulators), or semiconductors. The overall growth of the semiconductor industry and the increasing complexity of integrated circuits have led to increasing demand for advanced semiconductor equipment. Although the semiconductor industry has grown over 30 years with an average annual growth rate (CAGR) of 14.8%, it is prone to cyclic variations, including significant downturns. Typically there are periods of high demand followed by periods of low demand. Each cycle is one to three years of high growth and one to three years of low growth. Currently we are witnessing the biggest recession in the history of the semiconductor and semiconductor equipment industries. VLSI Research, Inc. an independent research company specializing in the high technology industry, estimates that industry shipments in 2002 were down 69% compared to 2001. Additionally, VLSI expects 2003 shipments to be flat to moderate growth of 7% growth compared to 2002.

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

LARGER  WAFER  SIZES

     By increasing the wafer size, integrated circuit manufacturers can produce more circuits per wafer, thus reducing the overall manufacturing costs per chip. Leading-edge wafer fabrication lines are currently using 300-millimeter (mm) wafers, in addition to the 200mm wafers that they have been using for the last ten to fifteen years. We believe that most major manufacturers will add 300mm production capabilities within the next one to four years.

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

"RED  ZONE"  CHALLENGES  FACING  THE  SEMICONDUCTOR  INDUSTRY

     The semiconductor industry is driven by the need for higher performance and greater chip density as measured by an increasing number of functions on the chip. The semiconductor industry has historically been able to double the number of transistors on a given space of silicon every 18 to 24 months by reducing feature sizes. However, as the industry approaches feature size dimensions of
0.13 micron and below, the industry will face significant challenges and roadblocks pertaining to improving device performance and feature size reduction. The International Technology Roadmap has labeled these challenges "red zones" for semiconductors because there are no known solutions to allow for further reduction in feature sizes and improved performance. It is estimated that semiconductor manufacturers need approximately two to four years to research, develop and commercially produce a new type of integrated circuit.

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

INNOVATIVE  THIN  FILM  SOLUTIONS

     Our systems and processes are designed to provide innovative thin film solutions that address technical and manufacturing problems experienced by the semiconductor industry. We provide our customers with advanced systems and processes for depositing thin films such as CVD tungsten silicide, tungsten nitride, and blanket tungsten, and ALD films such as aluminum oxide, zirconium oxide and hafnium oxide. These innovative thin films solve certain key device and interconnect problems faced by semiconductor manufacturers as they scale their device geometries below 0.13 micron.

VERSATILE  PRODUCTION  PLATFORM

     Our LYNX series and StrataGem family of systems are based on a common outsourced, reliable wafer-handling robotic platform. The systems are designed to be flexible and can be configured for multiple deposition processes, such as CVD, plasma enhanced CVD and ALD. Our systems offer the following advantages:

     - a production-proven platform that allows for easier and faster migration from research and development to production;

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

LOW  COST  OF  OWNERSHIP

     Our LYNX series and StrataGem family of equipment offer low cost of ownership by featuring multiple deposition processes capabilities, production-proven process chamber design, advanced software architecture and reliable wafer handling. Based on feedback from our installed customer base, we estimate that our production systems consistently achieve greater than 90% availability, and that the mean time between failures of our system is greater than 300 hours. In addition, our customers have confirmed that we offer among the lowest costs of operation. We are committed to improving these results;
achieving these same levels of performance or better with our new thin film products.

CUSTOMER  SUPPORT

     We believe we deliver superior customer support and service to enhance our long-term customer relationships. We maintain an international customer support infrastructure with fully staffed customer support capabilities in United States, Korea, Japan and Europe. We provide training for two customer engineers with all of our equipment installations as well as 24 hours a day, seven days a week product support. We offer warranties consisting of a two-year parts warranty and a one-year labor warranty.

MARKETS  AND  APPLICATIONS

     In 2002, we continued to expand our CVD product line with new films and applications that allow us to serve broader markets. In 1999, Genus had CVD tungsten silicide and tungsten nitride for gate and barrier applications and we were just introducing ALD technology. As we turn into 2003, we have developed films using tungsten silicide, tungsten nitride and blanket tungsten by conventional CVD, and aluminum oxide, tantalum oxide, titanium oxide, hafnium oxide and zirconium oxide. In addition, Genus has the demonstrated capability to integrate these ALD films as alloys and nanolaminates (layered structures) for the engineering of specialized capabilities on its platforms. These films serve the Company for applications in semiconductors for gate and capacitor, as well as non-semiconductor applications (e.g., in particular, aluminum oxide for thin film magnetic heads of hard disk drives).

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

     Capacitor  films

     Genus is commercializing its ALD technology with the application to advanced capacitors, including cylinder ("stacked"), trench, embedded, rf and decoupling capacitor applications. One semiconductor customer has selected ALD technology for volume production. The state of the art has been advanced due to high conformality and high quality Genus ALD films.

     Non-semiconductor  films

     Genus has developed a market for its ALD films in the thin film magnetic head (reader) market. This market developed because of a production ready-made solution that the Genus ALD dielectrics provide for the scaling of the gap dielectrics. Two data storage customers have selected ALD technology for volume production. The market is scaling to thinner films, ideally suited to the ALD approach. Other non-semiconductor markets are targeted, these include:
Magnetic Random Access Memory (MRAM), Optical interconnects / filters, Organic Light Emiting Diodes (OLEDs), Microelectromechanical Systems (MEMS), and photo masks, in fact anywhere that film uniformity and conformality are enabling. However, it is too early to predict our ability to penetrate in many of these markets.

PRODUCTS  AND  TECHNOLOGY

     We have developed our product strategy around the LYNX and StrataGem platforms concept. The LYNX system refers specifically to the vacuum robotic wafer handler and its wafer controlling software. The LYNX process modules are generically appropriate for CVD and plasma enhanced CVD, and is used for depositing the following films:

     -    tungsten  silicide-monosilane

     -    tungsten  silicide-dichlorosilane

     -    tungsten  nitride

     -    tungsten

     In the summer of 2002 Genus introduced a family of ALD products called StrataGem. These are serving the semiconductor and storage technology markets.

     StrataGem 200mm and 300mm and StrataGem TFH are used for depositing the following films:

     -    aluminum  oxide

     - advanced metal oxides (e.g., tantalum oxide, titanium oxide, zirconium oxide, hafnium oxide)

     -    nanolaminates  and  alloys

     -    metal films (e.g., titanium nitride and tungsten nitride)

LYNX  Series

     LYNX2(R). Manufacturers of advanced DRAM devices of 0.35 to 0.13 micron currently use the LYNX2(R) system in production. LYNX2(R) systems support over 150 process modules in high volume production. Production availability for the LYNX2(R)system runs from 90-95%. LYNX2(R) platforms are also used for customer development and pilot manufacturing for more advanced semiconductor applications below 0.18 micron. The LYNX2(R)features a wafer-handling platform that is compatible with the Modular Equipment Standards Committee (MESC). This platform uses a centrally located, dual-end effectors robot for high throughput operation. The system is controlled by a graphical user interface that provides the operator with real-time information such as recipe, set points, and hardware status and service features. The modular design of the LYNX2(R)allows the addition of up to four process modules, which can be run serially or in parallel. The LYNX2(R) process module design also offers a multi-zone resistive heater for more uniform wafer heating, two-zone showerheads for improved film composition uniformity and a state-of-the-art gas delivery system that minimizes chamber-to-chamber variance.

     LYNX3(TM). We introduced the LYNX3(TM) in January 1999 as our first 300mm low pressure CVD process module in a beta system. The LYNX3 process module is based on a newly developed and patented process chamber concept that results in exceptional uniformity. The LYNX3(TM) is designed to run all films currently supported by the LYNX2(R), as well as all films currently in development. The LYNX3 system supports up to four process modules, which can be run serially or in parallel. Also, we have developed an advanced version of the LYNX3(TM), which is designed to be a "bridge tool", capable of running either 200 or 300mm wafers.

StrataGem Family (StrataGem 200mm, StrataGem 300mm and StrataGem TFH)

     The ranges of thin films that can be deposited using the StrataGem family products include:

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

     - ALD Metal Films. Metal films have been developed and offer application for metal gate (work function control as well as barrier), capacitor electrodes, contact and interconnect barriers. The applications are current in the case of capacitor electrodes and contact barrier. For interconnects they will likely come to be needed below the 90nm feature size, where barrier film thickness decrease below 100 angstroms. Somewhat beyond 2005, there will be an interest in these barriers for metal gate electrodes.

     - Metal Oxide Alloys and Nanolaminates. With the development of Genus ALD, the Company has been able to demonstrate a film flexibility otherwise not known. For example, Genus ALD system can provide the flexibility to deposit up to 3 compound films in alloy and / or nanolaminate form. The capability has become enabling for the "engineering" of composite films for optimal performance in next generation semiconductor devices. Composites of both dielectrics and metals can be achieved.

     Genus 8700 Series and 6000 Series. While we no longer actively sell these thin film products, we continue to sell spare parts and provide service for the installed base worldwide.

FINANCIAL  INFORMATION  ABOUT  OPERATING  SEGMENTS

     Currently, the Company operates in one industry segment. The Company is engaged in the design, manufacturing, marketing and servicing of advanced thin film deposition systems used in the semiconductor manufacturing industry and the Thin Film Head segment of the Data Storage Industry. Please refer to Item 6, Selected Financial Data, and Item 8, Consolidated Financial Statements and Supplementary Data of this 10-K report for geographic financial information.

CUSTOMER  SUPPORT

     We believe that our customer support organization is critical to establishing and maintaining the long-term customer relationships that often are the basis upon which semiconductor manufacturers select their equipment vendor. Our customer support organization is headquartered in Sunnyvale, California with additional employees located in Japan, South Korea and Europe. Our support personnel are available on a 24-hour a day, seven days a week basis with a maximum one-hour response time. All support personnel have technical backgrounds, most with process, mechanical and electronics training, and are supported by our engineering and applications personnel. Support personnel install systems, perform warranty and out-of-warranty service and provide sales support.

     We offer a 12-month labor warranty and a 24-month parts warranty. During the third quarter of 2002, we made a strategic decision to explore opportunities to increase revenues by selling the services of our customer support engineers on an hourly basis. We also offer training to our customers at our headquarters and on-site support as an enhancement to our standard warranty program.

SALES  AND  MARKETING

     We maintain direct sales and service offices in the United States, Japan, South Korea and Europe. From these offices and other locations, we provide customer support directly and maintain, "spares depots" for our products. We also have sales representatives in the northwestern United States, Taiwan, Singapore, Malaysia and China.

CUSTOMERS

    We rely on a limited number of customers for a substantial portion of our net sales. Our major customers in 2002 included Samsung, IBM Corporation and Seagate Technologies. As of December 31, 2002 we had nine customers serving four market segments - Memory, Logic, Data Storage and MEMS.

BACKLOG

     We schedule production of our systems based on both backlog and regular sales forecasts. We include in backlog only those systems for which we have accepted purchase orders and assigned shipment dates within the next 12 months. All orders are subject to cancellation or delay by the customer with limited or no penalty. Our backlog was approximately $24.7 million as of December 31, 2002 compared to a backlog of $3.2 million as of December 31, 2001. The year-to-year fluctuation is due primarily to the cyclical nature of the semiconductor industry. Because of possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales for any succeeding period. In particular, during periods of industry downturns we have experienced significant delays relating to orders that were previously booked and included in backlog.

RESEARCH  AND  DEVELOPMENT

     We focus our research and development efforts on developing innovative thin film products. During recent periods, we have devoted a significant amount of resources to the StrataGem200 and StrataGem300 systems and CVD systems. We expect to focus our future efforts on our StrataGem system for 200 and 300mm applications and StrataGem TFH for advanced film technologies. We maintain a Class 1 applications laboratory and a separate thin films development area in California. By basing our products on the LYNX and StrataGem systems, we believe that we can focus our development activities on the process chamber and develop new products quickly and at relatively low cost.

     Our research and development expenses were $8.0 million for 2002, $12.1 million for 2001, and $8.7 million for 2000, representing 20%, 25%, and 21% of revenues, respectively.

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

     Our direct competitors in the CVD tungsten silicide market include Applied Materials, Inc. and Tokyo Electron, Ltd. Our direct competitors in the ALD market include ASM International, ASML and Veeco Instruments. Competition from these competitors increased in 2001 and 2002, and we expect that this competition will continue to intensify. We believe that we compete favorably on each of the competitive elements in this market.

     We may not be able to maintain our competitive position against current and potential competition. New products, pricing pressures, rapid changes in technology and other competitive actions from both new and existing competitors could materially affect our market position. Some of our competitors have substantially greater installed customer bases and greater financial, marketing, production, technical and other resources than we do and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Our competitors may introduce or acquire competitive products that offer enhanced technologies and improvements. In addition, some of our competitors or potential competitors have greater name recognition and more extensive customer bases that could be leveraged to gain market share to our detriment. We believe that the semiconductor equipment industry will continue to be subject to increased consolidation, which will increase the number of larger, more powerful companies and increase competition.

MANUFACTURING  AND  SUPPLIERS

     Our manufacturing operations are based in our Sunnyvale, California facility and consist of procurement, subassembly, final assembly, test and reliability engineering. Our manufacturing facility maintains and operates a Class-1 clean room to demonstrate integrated applications with its customers. The LYNX and StrataGem family systems are based on an outsourced wafer-handling platform, enabling us to use a large number of common subassemblies and components. Many of the major assemblies are procured completely from outside sources. We focus our internal manufacturing efforts on those precision mechanical and electro-mechanical assemblies that differentiate our systems from those of our competitors.

     Most of the components for our thin film systems are produced in subassemblies by independent domestic suppliers according to our design and procurement specifications. We anticipate that the use of such subassemblies will continue to increase to achieve additional manufacturing efficiencies. Many of these components are obtained from a limited group of suppliers. In addition, a limited number of these components are available from only one supplier. We generally acquire these components on a purchase order basis and not under long-term supply contracts. Our reliance on outside vendors generally, and a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components.

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

     In December 2002 we received ISO 9001-2000 and ISO 14001 Certification by NSAI, a qualified examiner for ISO Certification.

INTELLECTUAL  PROPERTY

     We believe that because of the rapid technological change in the semiconductor industry, our future prospects will depend primarily upon the expertise and creative skills of our personnel in process technology, new product development, marketing, application engineering and product engineering, rather than on patent protection. Nevertheless, we have a policy to actively pursue domestic and foreign patent protection to cover technology developed by us. We hold 33 United States patents with 17 patent applications pending in the United States as well as several foreign patents and patent applications covering various aspects of our products and processes. Where appropriate, we intend to file additional patent applications to strengthen our intellectual property rights.

     Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be sure that we will be able to protect our technology adequately, and our competitors could independently develop similar technology, duplicate our products or design around our patents. To the extent we wish to assert our patent rights, we cannot be sure that any claims of our patents will be sufficiently broad to protect our technology or that our pending patent applications will be approved. In addition, litigation is uncertain, expensive and time consuming and there can be no assurance that we will prevail in any litigation. Regardless of the results of any such litigation, the related costs could have a material adverse effect on our business and financial condition. Moreover, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that any rights granted under these patents will provide adequate protection to us, or that we will have sufficient resources to protect and enforce our rights. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States.

     From time to time, we may receive notices from third parties alleging infringement of patents or intellectual property rights. We are currently in litigation with ASM America, Inc ("ASMA") as discussed below. It is our policy to respect all parties' legitimate intellectual property rights, and we will defend against such claims or negotiate licenses on commercially reasonable terms where appropriate. However, no assurance can be given that, if we are required to obtain licenses to third party intellectual property, we will be able to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from third party claims would not have a material adverse effect on our business and financial results.

     On June 6, 2001, ASMA filed a patent infringement action against Genus. ASMA's Complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 ("the '365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 ("the '590 Patent") entitled "Method For Growing Thin Films," which ASMA claims to own or exclusively license. The Complaint seeks monetary and injunctive relief. Genus' served its Answer to ASMA's complaint on August 1, 2001. Also on August 1, 2001, Genus counterclaimed against ASMA and ASM International, N.V. ("ASMI") for (1) infringement of U.S. Patent No. 5,294,568 ("the '568 Patent") entitled "Method of Selective Etching Native Oxide"; (2) declaratory judgment that the '365 and '590 Patents are invalid, unenforceable, and not infringed by Genus; and (3) antitrust violations. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the Court issued an order granting ASMA leave to amend its complaint to add an individual as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No. 4,798,165 ("the '165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow"), which ASMA claims to own. The court also severed and stayed discovery and trial of Genus' antitrust claims until after trial of the patent claims. On February 4, 2002, Genus served its Amended Answer to ASMA's amended complaint and counterclaimed against ASMA for declaratory judgment that the '165 Patent is invalid, unenforceable, and not infringed by Genus. On August 15, 2002, the Court issued a claim construction order regarding the '590, '365, and '598 Patents. A claim construction hearing regarding the '165 Patent was held on September 26, 2002, and the Court issued a claim construction ruling regarding this patent on November 13, 2002. On September 23, 2002 Genus filed motions for summary judgment on noninfringement regarding the '590 and '365 Patents. On November 20, 2002, the Court granted Genus' motion for summary judgment of noninfringement of the '365 Patent. On January 10, 2003, the Court granted Genus' motion for summary judgment of noninfringement of the '590 Patent. A hearing for dispositive motions on the remaining patent claims in the case is currently set for June 20, 2003, and trial on those claims is currently set for January 12, 2004.

     We intend to defend our position vigorously. The outcome of this litigation is uncertain, however, and we may not prevail. Should we be found to infringe any of the patents asserted, in addition to potential monetary damages and any injunctive relief granted, we would need either to obtain a license from ASM to commercialize our products or redesign our products so they do not infringe any of these patents. If we were unable to obtain a licenses or adopt a non-infringing product design, we may not be able to proceed with development, manufacture and sale of our atomic layer products. In this case our business may not develop as planned, and our results could materially suffer.

EMPLOYEES

     As of December 31, 2002, we employed 134 full-time and temporary employees worldwide, 29 of which were engaged in research and development. The success of our future operations depends in large part on our ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense, particularly in the San Francisco bay area, where our headquarters are located. At times we have experienced difficulty in attracting new personnel, and we may not be successful in retaining or recruiting sufficient key personnel in the future. None of our employees is represented by a labor union, and we have never experienced a work stoppage, slowdown or strike. We consider our relationships with our employees to be good.

     Information regarding our foreign and domestic operations and export revenues is included in Note 12 of the Notes to the Consolidated Financial Statements.

     Genus' financial statements are available at the Company's website at www.Genus.com and the SEC's website at www.SEC.gov.
-------------

ITEM 2.   PROPERTIES

     We maintain our headquarters, manufacturing and research and development operations in Sunnyvale, California. We have a lease for a facility totaling approximately 100,500 square feet. Our lease for the Sunnyvale facility expires in October 2012. Commencing in 2003, our annual rental expense will be $1,828,000, which includes $200,000 per year to recognize the impact of future rental increases on a straight-line basis. Our monthly cash rent payments start at a lower rate in the first few years and then increase periodically during the term of the lease. We also have leases for our sales and support offices in Seoul, South Korea and Tokyo, Japan. The rent expense increase between 2002 and 2003 was primarily due to increased monthly rent amounts in the United States. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed.

     In 2000, we subleased approximately 27,000 square feet to a third party. In September 2001, this third party terminated their sublease and we reclaimed the office space. Total amount of sublease income in 2001 was approximately
$596,000.  In  2002,  we  had  no  sublease  income.

ITEM 3.   LEGAL PROCEEDINGS

     On June 6, 2001, ASM America, Inc ("ASMA") filed a patent infringement action against Genus. ASMA's Complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 ("the '365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 ("the '590 Patent") entitled "Method For Growing Thin Films," which

ASMA claims to own or exclusively license. The Complaint seeks monetary and injunctive relief. Genus' served its answer to ASMA's complaint on August 1, 2001. Also on August 1, 2001, Genus counterclaimed against ASMA and ASM International, N.V. ("ASMI") for (1) infringement of U.S. Patent No. 5,294,568 ("the '568 Patent") entitled "Method of Selective Etching Native Oxide"; (2) declaratory judgment that the '365 and '590 Patents are invalid, unenforceable, and not infringed by Genus; and (3) antitrust violations. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the Court issued an order granting ASMA leave to amend its complaint to add an individual as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No. 4,798,165 ("the '165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow"), which ASMA claims to own. The court also severed and stayed discovery and trial of Genus' antitrust claims until after trial of the patent claims. On February 4, 2002, Genus served its Amended Answer to ASMA's amended complaint and counterclaimed against ASMA for declaratory judgment that the '165 Patent is invalid, unenforceable, and not infringed by Genus. On August 15, 2002, the Court issued a claim construction order regarding the '590, '365, and '598 Patents. A claim construction hearing regarding the '165 Patent was held on September 26, 2002, and the Court issued a claim construction ruling regarding this patent on November 13, 2002. On September 23, 2002 Genus filed motions for summary judgment on noninfringement regarding the '590 and '365 Patents. On November 20, 2002, the Court granted Genus' motion for summary judgment of noninfringement of the '365 Patent. On January 10, 2003, the Court granted Genus' motion for summary judgment of noninfringement of the '590 Patent. A hearing for dispositive motions on the remaining patent claims in the case is currently set for June 20, 2003, and trial on those claims is currently set for January 12, 2004.

     We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of December 31, 2002, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

NAME                     AGE  POSITION
-----------------------  ---  ------------------------------------------------------
William W.R. Elder. . .   64  Chairman and Chief Executive Officer
Thomas E. Seidel, Ph.D.   67  Executive Vice President, Chief Technical Officer
Shum Mukherjee. . . . .   52  Executive Vice President, Finance, Chief Financial Officer
Werner Rust . . . . . .   60  Vice President, Worldwide Sales & Marketing
Eddie Lee . . . . . . .   51  Executive Vice President, Advanced Engineering

     Except for Mr. Mukherjee, Mr. Rust and Mr. Lee, all of the officers have been associated with us in their present or other capacities for more than the past five years. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among our executive officers.

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

     WERNER RUST has served as our Vice President of Sales and Marketing Worldwide since November 2001. Mr. Rust has more than 20 years' experience in semiconductor sales and marketing. From 1994 to 1996, Mr. Rust served as Director of Marketing at GaSonics. From 1997 to 1998, Mr. Rust served as General Manager of Low-K Dielectric at Fairchild Technologies. From 1998 to February 2001, Mr. Rust served as Director of Marketing at SVG. From February 2001 to September 2001, Mr. Rust served as CMO/Etch of Strategic Marketing at Applied Materials.

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

PART II

ITEM 5.   MARKET  FOR  THE  REGISTRANT'S  COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

Common  Stock  Information

     Our common stock is traded in the over-the-counter market under the NASDAQ symbol GGNS. The only class of Genus securities that is traded is Genus common stock. The high and low closing sales prices for 2002 and 2001 set forth below are as reported by the NASDAQ National Market System. At February 28, 2003, we had 432 registered shareholders as reported by Mellon Investor Services. The closing sales price of Genus common stock on December 31, 2002, the last trading day in 2002, was $ 2.29.

                                               2002          2001
                                           ------------  ------------
                                           HIGH    LOW   HIGH    LOW
                                           -----  -----  -----  -----
First Quarter. . . . . . . . . . . . . .   $3.35  $2.26  $4.09  $1.66
Second Quarter . . . . . . . . . . . . .    4.40   1.93   7.28   2.88
Third Quarter. . . . . . . . . . . . . .    1.95   1.00   6.05   1.77
Fourth Quarter . . . . . . . . . . . . .   $2.81  $1.00  $3.25  $1.91

     We have not paid cash dividends on our common stock since inception, and our Board of Directors presently intends to reinvest our earnings, if any, in our business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

ITEM 6.   SELECTED  FINANCIAL  DATA

SELECTED CONSOLIDATED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------
                                               2002 (3)     2001    2000(3)     1999     1998(1)
                                               ---------  --------  --------  --------  ---------
                                                        (IN THOUSANDS, EXCEPT SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues . . . . . . . . . . . . . . . . . .   $ 39,767   $48,739   $40,638   $28,360   $ 32,431
Costs and expenses:
  Costs of goods sold. . . . . . . . . . . .     29,143    32,500    24,385    16,628     29,600
  Research and development . . . . . . . . .      8,011    12,118     8,659     5,368      8,921
  Selling, general and administrative. . . .     12,621    10,381    10,093     7,930     14,115
  Restructuring and other(2) . . . . . . . .          0         0         0       543      7,308
                                               ---------  --------  --------  --------  ---------
Loss from operations . . . . . . . . . . . .    (10,008)   (6,260)   (2,499)   (2,109)   (27,513)
Other income (expense), net. . . . . . . . .     (1,074)     (336)      108       669        (86)
                                               ---------  --------  --------  --------  ---------
Loss before provision for income taxes and
   cumulative effect of change in accounting
   principle . . . . . . . . . . . . . . . .    (11,082)   (6,596)   (2,391)   (1,440)   (27,599)
Provision for income taxes . . . . . . . . .        538        70       490       177          1
                                               ---------  --------  --------  --------  ---------
Loss before cumulative effect of change in
   accounting principle. . . . . . . . . . .    (11,620)   (6,666)   (2,881)   (1,617)   (27,600)
Cumulative effect of change in accounting
   principle . . . . . . . . . . . . . . . .          0         0    (6,770)        0          0
                                               ---------  --------  --------  --------  ---------
Net loss . . . . . . . . . . . . . . . . . .    (11,620)   (6,666)   (9,651)   (1,617)   (27,600)
Deemed dividends on preferred stock. . . . .          0         0         0         0     (1,903)
                                               ---------  --------  --------  --------  ---------
Net loss attributable to common
   shareholders. . . . . . . . . . . . . . .   $(11,620)  $(6,666)  $(9,651)  $(1,617)  $(29,503)
                                               =========  ========  ========  ========  =========
Net loss per share before cumulative
  effect of change in accounting principle
   Basic . . . . . . . . . . . . . . . . . .      (0.43)    (0.31)    (0.15)    (0.09)     (1.71)
   Diluted . . . . . . . . . . . . . . . . .      (0.43)    (0.31)    (0.15)    (0.09)     (1.71)
Cumulative effect of change in accounting
principle (3)
  Basic. . . . . . . . . . . . . . . . . . .                          (0.36)
  Diluted. . . . . . . . . . . . . . . . . .                          (0.36)
Net loss per share:
  Basic. . . . . . . . . . . . . . . . . . .      (0.43)    (0.31)    (0.51)    (0.09)     (1.71)
  Diluted. . . . . . . . . . . . . . . . . .      (0.43)    (0.31)    (0.51)    (0.09)     (1.71)
Shares used in computing net loss
per share:
  Basic. . . . . . . . . . . . . . . . . . .     26,934    21,163    18,937    18,134     17,248
  Diluted. . . . . . . . . . . . . . . . . .     26,934    21,163    18,937    18,134     17,248

The following are pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively to years prior to 2000.

                                 YEAR ENDED DECEMBER 31,
                     ---------------------------------------------
                         2000(3)            1999       1998(1)(2)
                     ----------------  --------------  -----------
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues. . . . . .  $        40,638   $      27,992   $   33,599
Net loss. . . . . .           (2,881)         (3,232)     (25,963)
Net loss per share:
   Basic. . . . . .  $         (0.15)  $       (0.18)  $    (1.51)
   Diluted. . . . .  $         (0.15)  $       (0.18)  $    (1.51)

(1)  In  1998,  we  sold  our  ion  implant  equipment  product  line.
(2) In 1998, we recorded a restructuring charge related to the sale of the ion implant equipment product line and the restructuring of the thin film operation.
(3) In 2000, the Company changed its accounting method for recognizing revenue to comply with Staff Accounting Bulletin number 101.

                                                         YEAR ENDED DECEMBER 31,
                                             --------------------------------------------
                                               2002     2001     2000     1999    1998
                                             -------  --------  -------  -------  -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents . . . . . . . . .  $11,546  $ 3,043   $ 3,136  $ 6,739  $ 8,125
Working capital . . . . . . . . . . . . . .    9,650   (2,600)      896   14,151   15,799
Total assets. . . . . . . . . . . . . . . .   41,510   35,902    44,535   27,744   31,827
Convertible notes and long term liabilities    5,571        0         0        0       50
Redeemable Series B convertible
   preferred stock. . . . . . . . . . . . .        0        0         0        0      773
Total shareholders' equity. . . . . . . . .  $13,797  $12,128   $11,292  $19,378  $19,953

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

OVERVIEW

     Since 1982, we have been supplying advanced manufacturing systems to the semiconductor industry worldwide. Major semiconductor manufacturers use our leading-edge thin film deposition equipment and process technology to produce integrated circuits, commonly called chips, that are incorporated into a variety of products including personal computers, communications, equipment and consumer electronics. We pioneered the development of chemical vapor deposition (CVD) tungsten silicide, which is used in certain critical steps in the manufacture of integrated circuits. In addition, today we are leading the commercialization of atomic layer deposition, also known as ALD technology and of our StrataGem family of products. This technology is designed to enable a wide spectrum of thin film applications such as aluminum oxide, hafnium oxide and other advanced dielectric insulating and conducting metal barrier materials for advanced integrated circuit manufacturing.

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

     Our global customer base consists of semiconductor manufacturers in the United States, Europe and Asia. Over the past few years we were dependent on one customer, Samsung, for a majority of our thin film product revenue. In 2002, Samsung accounted for 58% of our revenue, 73% in 2001 and 92% in 2000. There is no long-term agreement between us and Samsung. Over the past three years, we have gradually expanded our customer base and at the end of 2002, we had nine customers.

     During the third quarter of 2002, Genus increased efforts to generate revenue from service activities by providing on-site services and support for fees based on the time spent by our engineers. Currently, revenues from such services are not material, but the Company hopes to expand service revenues in the future.

     International revenue accounted for 72% of revenue in 2002, 93% of revenue in 2001 and 98% of revenue in 2000. We anticipate that international sales, and, in particular, sales from South Korea, will continue to account for a significant portion of our total revenue.

     The local currency is the functional currency for our foreign operations in South Korea and Japan. All other foreign operations are dollar denominated.
Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of shareholders' equity and comprehensive loss. Foreign currency transaction gains and losses are recognized in the statement of operations. To date, these gains and losses have not been material.

     Business activity in the semiconductor and semiconductor manufacturing equipment industries has been cyclical; for this and other reasons, Genus' results of operations for the twelve months ended December 31, 2002, may not necessarily be indicative of future operating results.

     In order to support our business strategy and maintain our competitiveness, we will be required to make significant investments in research and development. In addition, we will need to divert additional resources to administration to comply with our reporting requirement under the Sarbanes-Oxley Act of 2002. Based on our cost structure, we believe selling, general and administrative expenses will increase as sales volumes increase. We depend on increases in sales in order to attain profitability. If our sales do not increase, we may need to reduce our operating costs, which could impair our competitiveness and our future viability.

Critical  Accounting  Policies

     The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue  recognition

     The Company derives revenue from the sale and installation of semiconductor manufacturing systems and from engineering services and the sale of spare parts to support such systems.

     Equipment selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. Effective January 1, 2000, at which time the Company did not have verifiable objective evidence of the fair value of installation services, the Company commenced deferring recognition of revenue from such equipment sales until installation was complete and the product was accepted by the customer to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101. In the third quarter of 2002, the Company established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multiple-element arrangements prior to completion of installation services.
Accordingly, under SAB 101, if Genus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with undelivered elements such as installation and on-site support related tasks is recognized for installation when the installation is completed and the customer accepts the product and for on-site support as the support service is provided. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, revenue is recognized when installation is complete and the customer accepts the product. Revenues can fluctuate significantly as a result of the timing of customer acceptances. At December 31, 2002 and 2001, the Company had deferred revenue of $2.7 million and $7.4 million, respectively.

Revenues from sale of spare parts are generally recognized upon shipment. Revenues from engineering services are recognized as the services are completed over the duration of the contract.

Accrual for warranty expenses

     The Company provides one-year labor and two-year material warranty on its products. Warranty expenses are accrued at the time that revenue is recognized from the sale of products. At present, based upon historical experience, the Company accrues material warranty equal to 2% and 5% of shipment value for its 200mm and 300mm products, respectively, and labor warranty equal to $20,000 per system for both its 200mm and 300mm products. At the end of every quarter, the Company reviews its actual spending on warranty and reassesses if its accrual is adequate to cover warranty expenses on the systems in the field which are still under warranty. Differences between the required accrual and recorded accrual are charged or credited to warranty expenses for the period. At December 31, 2002 and 2001, the Company had accrued $970,000 and $803,000, respectively, for material and labor warranty obligations. Actual results could differ from estimates. In the unlikely event that a problem is identified that would result in the need to replace components on a large scale, we would experience significantly higher expenses and our results of operations and financial condition could be materially and adversely effected.

Valuation  of  Inventories

     Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We write down inventories to net realizable value based on forecasted demand and market conditions. Raw material and purchased parts include spare parts inventory for systems were $4.5 million and $4.4 million at December 31, 2002 and 2001, respectively. The forecasted demand for spare parts takes into account the Company's obligations to support systems for periods that are as long as five years.

     Actual demand and market conditions may be different from those projected by the Company. This could have a material effect on operating results and the financial position. For example in 2002, as a result of unfavorable economic conditions diminished demand for semiconductor products, and a change in the mix of products sold, the Company experienced a decline in sales and recorded inventory charges of $2.2 million related primarily to excess inventories. These charges have been included in cost of sales in our consolidated statements of operations. At December 31, 2002 and 2001, the Company had written down inventories on hand by $4.3 million and $2.1 million, respectively.

Valuation  of  research  and  demonstration  equipment

     Equipment includes research and demonstration equipment, which is located in our Applications Laboratory and is used to demonstrate to our customers the capabilities of our equipment to process wafers and deposit films. The gross value of demonstration equipment is based on the cost of materials and actual factory labor and overhead expenses incurred in manufacturing the equipment. Costs related to refurbishing or maintaining existing demonstration equipment, which do not add to the capabilities or useful life of the equipment, are not capitalized and are expensed as incurred. Demonstration equipment is stated at cost and depreciated over a period of five years. If the Company sells the equipment, it may experience gross margins that are different from the gross margins achieved on equipment manufactured specifically for customers.

RESULTS OF OPERATIONS

Net Sales

     Revenues were $39.8 million, $48.7 million and $40.6 million in 2002, 2001 and 2000, respectively. Revenues were down 18% in 2002 from 2001 and up 20% in 2001 from 2000. Revenue from the sale of systems, spares and from services in 2002 were $32.9 million, $6.5 million and $376,000, respectively. Revenues in 2002 included four 200mm systems using CVD technology, four StrataGem 200mm systems, one StrataGem 200mm upgrade, two 300mm systems using CVD technology and one StrataGem 300mm system. Revenues in 2001 included seven 200mm systems using CVD technology, one 300mm system using CVD technology and four StrataGem 200mm systems. Revenues in 2000 were recognized on twelve systems.

     Export sales were 72%, 93% and 98% of total revenues in 2002, 2001 and 2000, respectively.

Gross  Profit  Margin

     Gross profit margin in 2002 was 27% of revenues compared to 33% in 2001. Average selling prices were slightly higher in 2002 than 2001. Gross profit margins were lower in 2002 due to the following factors:

          - Our revenues were lower in 2002 due to customer delays in purchases. Our manufacturing overheads did not decline at the rate that revenues declined.

          - We incurred manufacturing inefficiencies of $626,000 related to expediting components supplies and compressing processing schedules to help our customers meet their production commitments in the fourth quarter of 2002.

          - We recorded provisions related to inventory reserves for spare parts for our CVD equipment of $2.2 million and $317,000 in 2002 and 2001, respectively.

          - Severance costs in cost of sales were $178,000 and $77,000 in 2002 and 2001, respectively.

     Gross profit margin in 2001 was 33% of revenues compared to a gross profit margin of 40% in 2000. Although average selling prices in 2001 were slightly higher than in 2000, overall gross margin was lower in 2001 due to the following two factors:

          - First, capacity variances were incurred due to our lower production volume, particularly in the fourth quarter, and fixed costs related to manufacturing and international service operations. We partially addressed this capacity issue in October 2001 by laying off 10 employees and implementing an across the board reduced work week.

          - Second, we incurred incremental manufacturing variances of approximately $1.5 million, primarily attributable to the introduction of LYNX3, and excess-inventory write-offs of approximately $317,000 during the third quarter of 2001.

          - Severance costs in cost of sales were $77,000 and none in 2001 and 2000, respectively.

     We have implemented additional purchasing controls and have worked with our suppliers and customers to better time the delivery of our products. We believe that these actions will assist us in improving our gross margins. However, we may need to hire additional manufacturing personnel to address the increased volumes and bookings, which may cause us to incur start up costs with these personnel which may negatively impact margins in the short term.

Research  and  Development

     Research and Development (R&D) expenses were $8.0 million, $12.1 million and $8.7 million in 2002, 2001 and 2000 respectively. As a percentage of total revenues, R&D expenses were 20%, 25% and 21% of total revenues in 2002, 2001 and 2000 respectively. The decrease in absolute dollars and as a percentage of sales in 2002 was due to cost saving measures implemented beginning in the fourth quarter of 2001, including reduced use of outside consultants. The increase in 2001 was due to the addition of significant capacity in our demonstration lab, which enabled us to compile customer demos of wafers in 15 to 30 days, increased usage of outside consultants and higher depreciation expenses.

     Severance costs in R&D were $129,000, $43,000, and none in 2002, 2001 and 2000, respectively.

     Going forward, we expect our R&D expenses to be higher in 2003 to support customer requested new application development and higher investments in information and control systems.

Selling,  General  and  Administrative

     Selling, general and administrative (SG&A) expenses were $12.6 million, $10.4 million and $10.1 million in 2002, 2001 and 2000 respectively. As a percentage of sales, SG&A expenses were 32%, 21% and 25% in 2002, 2001 and 2000 respectively. The increase in absolute dollars and as a percentage of net sales in 2002 was primarily due to higher legal expenses of $2.2 million related to the ASM lawsuit. In addition, the Company received sub-leasing revenue of $596,000 that was offset against 2001 SG&A expenses. The Company had minimal governmental grants and no sub-leasing income in 2002. The decrease in SG&A expenses as a percentage of net sales in 2001 when compared to 2000 was primarily due to higher net sales in 2001.

     Severance costs in SG&A were $152,000, $46,000 and none in 2002, 2001 and 2000, respectively.

     Going forward, we expect our SG&A expenses to be higher due primarily to increased commissions as well as increased administrative expenses associated with enhanced reporting requirements under the Sarbanes-Oxley Act of 2002.

Interest  Expense

     Interest expenses were $1.2 million and $496,000 in 2002 and 2001, respectively. The increase in 2002 was due to an increase in net interest charges on bank loans of approximately $452,000, and interest cost of $727,000 relating to the convertible notes. In connection with the convertible notes, the Company expects to incur interest expense of $1.4 million in 2003. The interest expense includes the accretion of the value of the beneficial conversion feature and amortization of issuance costs related to the convertible notes.

     Interest expenses were $496,000 and $118,000 in 2001 and 2000, respectively. The increase in 2001 was due to increased levels of debt outstanding in 2001, compared to 2000.

Provision  for  Income  Taxes

     We  recorded  tax  expenses of $538,000, $70,000 and $490,000 in 2002, 2001 and 2000, respectively, for our South Korean subsidiary. We did not record any provision for income taxes in the United States and Japan, as we incurred losses in these entities. We provide for a full valuation allowance against tax benefit associated with these losses.

Cumulative  effect  of  change  in  accounting  principle

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

     In December 2000, the Company changed its accounting method for recognizing revenue on sales with an effective date of January 1, 2000. The Company's selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective January 1, 2000, to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company deferred recognition of revenue from such equipment sales until installation was complete and the product was accepted by the customer.

     Prior to the introduction of SAB 101, the Company recognized revenue related to systems upon shipment. A provision for the estimated future cost of system installation, warranty and commissions was recorded when revenue was recognized. The cumulative effect in prior years of the change in accounting method was a charge of $6.8 million or $0.36 per diluted share.

     In the third quarter of 2002, the Company established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multi-element arrangements prior to completion of installation services. Accordingly, under SAB 101, if Genus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. As a result, the total revenue recognized in 2002 for equipment sales where installation had not been completed and the system was not accepted was $5.6 million.

     Service revenue is recognized when service has been completed over the duration of the contract.

Liquidity  and  Capital  Resources

     At December 31, 2002, our cash and cash equivalents were $11.5 million, compared to $3.0 million as of December 31, 2001. Accounts receivable were $7.5 million, an increase of $3.2 million from $4.3 million as of December 31, 2001, as the majority of our shipments occurred in the latter part of 2002.

     Cash used in operating activities were $12.1 million, $1.9 million and $2.3 million in 2002, 2001 and 2000 respectively. Cash used in operating activities in 2002 consisted primarily of net loss of $11.6 million, decreases in deferred revenues of $4.7 million and accounts payable of $1.9 million, and an increase in accounts receivable of $3.2 million, partially offset by depreciation of $3.7 million, provision for excess and obsolete inventory at $2.2 million and an increase in customer advances of $1.8 million.

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

     Financing activities provided cash of $21.0 million, $9.4 million and $4.0 million in 2002, 2001 and 2000 respectively. In January 2002, the Company received net proceeds of $7.8 million in a private placement. In August 2002, the Company received $7.0 million, net of issuance costs, from the sale of subordinated convertible notes and warrants. In addition, the Company received $1.8 million from warrant exercises and $654,000 from stock option exercises and the employee stock purchase plan.

     Financing activities provided cash of $9.4 million for 2001. In May 2001, we received approximately $6.9 million of net proceeds from the sale of 2.5 million shares of our common stock and warrants for 1.3 million additional shares of our common stock. Additionally, we increased our net short-term borrowings by $1.8 million.

     We incurred capital expenditures of approximately $502,000 in 2002 and $7.4 million in 2001. Expenditures in 2001 were primarily related to the continuing program of upgrading existing equipment in our development and applications laboratories to meet our most advanced system capabilities and specifications, especially for our ALD processes. This has improved our product and film development capabilities, and increased our customer demonstration capabilities, which is critical in the sales process.

     Our primary source of funds at December 31, 2002 consisted of $11.5 million in cash and cash equivalents, and $7.5 million of accounts receivable, most of which we have collected or expect to collect during the three months ending March 31, 2003.

     Significant financing transactions completed since December 31, 2001 include the following:

     On December 20, 2001 and as amended on March 27, 2002 and March 20, 2003, we maintained line of credit facilities from Silicon Valley bank for $15.0 million, secured against eligible receivables and inventory. The interest rate is prime plus 1.75% per annum and the facility expires on June 29, 2004. The loan is collateralized by a first priority perfected security interest in our assets and has a covenant requiring us to maintain a minimum tangible net worth (calculated as the excess of total assets over total liabilities adjusted to exclude intangible assets and balances receivable from officers or affiliates and to exclude debt subordinated to Silicon Valley Bank) of $15 million. As of December 31, 2002, there was $7.8 million outstanding under this credit facility.

    On January 4, 2002, we received gross proceeds of $1.2 million under a secured loan with CitiCapital, a division of Citigroup. The loan is payable over 36 months, accrues interest of 8.75% per annum and is secured by two systems in our demonstration lab. There was a $515,000 outstanding balance under this agreement at December 31, 2002.

A  summary  of our contractual obligations as of December 31, 2002 is as follows
(amounts  in  thousands):

                                          Less than                           After 5
                      Total   Revolving     1 year    1-3 years   4-5 years    years
                     -------  ----------  ----------  ----------  ----------  --------
Silicon Valley Bank  $ 7,813  $    7,813  $        0  $        0  $        0  $      0
Citicapital              515           0         245         270           0         0
Convertible Notes*     7,125           0           0       7,125           0         0
Operating Leases      18,087         N/A       1,628       3,256       3,452     9,751
                     -------  ----------  ----------  ----------  ----------  --------
                     $33,540  $    7,813  $    1,873  $   10,651  $    3,452  $  9,751
                     =======  ==========  ==========  ==========  ==========  ========


*In the event of a change of control in the Company, the note holder may elect to receive repayment of the notes at a premium of 10%

     As of February 28, 2003, our cash balance was $9.2 million. We believe that our existing working capital, credit lines and cash from operations will be sufficient to satisfy our cash needs for the next 12 months. Accordingly, these financial statements have been prepared on a going concern basis.

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

RELATED  PARTY  TRANSACTIONS

     A board member of the Company is also a partner of Wilson, Sonsini, Goodrich & Rosati, the general counsel of the Company. In 2002, 2001 and 2000, the Company incurred $630,000, $781,000 and $224,000 in legal costs, respectively, and paid approximately $1.1 million, $57,000 and $222,000, respectively, to Wilson Sonsini Goodrich & Rosati. At December 31, 2002, the Company owed approximately $297,000 to Wilson Sonsini Goodrich & Rosati. Our business activities with Wilson, Sonsini, Goodrich & Rosati are at arms length.

RECENT  ACCOUNTING  PRONOUNCEMENTS.

     In  August  2001,  the  FASB  issued  SFAS  No.  143, "Accounting for Asset
Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of long-lived assets, except for certain obligations of leases. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, stature, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently assessing the impact of SFAS No. 143 on our financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the first quarter ended March 31, 2003. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

     In  November  2002,  the  FASB  issued FASB Interpretation, or FIN, No. 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provision of FIN No. 45 for the year ended December 31, 2002 and we have not assessed the impact of the recognition and measurement provisions of FIN No. 45 on our consolidated financial statements.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of EITF Issue No. 00-21 on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.
Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for our future quarterly financial reports. As the adoption of this standard involves disclosures only, we do not expect a material impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently assessing the impact of FIN No. 46 on our consolidated financial statements.

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

WE HAVE EXPERIENCED LOSSES OVER THE LAST FEW YEARS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

     We have experienced losses of $11.6 million, $6.7 million and $9.6 million for 2002, 2001 and 2000, respectively.

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

SUBSTANTIALLY ALL OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE CUSTOMERS

     In 2002, Samsung Electronics Company, Ltd., Seagate Technologies, Inc., IBM, and Asuka Project accounted for 58%, 24%, 7%, and 6% of revenues, respectively. In 2001, Samsung Electronics Company, Ltd, Read-Rite Corporation, NEC, Infineon and SCS accounted for 73%, 7%, 6%, 6% and 5% of revenues, respectively. In 2000, Samsung Electronics Company, Ltd. and Micron Technology, Inc. accounted for 91% and 5% of revenues, respectively.

     The semiconductor manufacturing industry generally consists of a limited number of larger companies. Consequently, we expect that a significant portion of our future product sales will continue to be concentrated within a limited number of customers, even though we are making progress in reducing the concentration of our reliance on these customers through our strategy of product and customer diversification.

     None of our customers has entered into a long-term agreement with us requiring them to purchase our products. In addition, sales to these customers may decrease in the future when they complete their current semiconductor equipment purchasing requirements. If any of our customers were to encounter financial difficulties or become unable to continue to do business with us at or near current levels, our business, results of operations and financial condition could be materially harmed. Customers may delay or cancel orders or may stop doing business with us for a number of reasons including:

     -    customer  departures  from  historical  buying  patterns;

     -    general  market  conditions;

     -    economic  conditions;  or

     - competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits.

WE DEPEND UPON A LIMITED NUMBER OF SUPPLIERS FOR MANY COMPONENTS AND SUBASSEMBLIES, AND SUPPLY SHORTAGES OR THE LOSS OF THESE SUPPLIERS COULD RESULT IN INCREASED COST OR DELAYS IN THE MANUFACTURE AND SALE OF OUR PRODUCTS.

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

WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES

     Export sales accounted for approximately 72%, 93% and 98% of our total net sales in 2002, 2001 and 2000, respectively. Net sales to our South Korean-based customers accounted for approximately 56%, 73% and 92% of total net sales in 2002, 2001 and 2000, respectively. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to risks, including:

     -    unexpected  changes  in  law  or  regulatory  requirements;
     -    exchange  rate  volatility;
     -    tariffs  and  other  barriers;
     -    political  and  economic  instability;
     -    military  confrontation;
     -    difficulties  in  accounts  receivable  collection;
     -    extended  payment  terms;
     -    difficulties  in  managing  distributors  or  representatives;
     -    difficulties  in  staffing  our  subsidiaries;
     -    difficulties  in  managing  foreign  subsidiary  operations;  and
     -    potentially  adverse  tax  consequences.

     Our foreign sales are primarily denominated in U.S. dollars and we do not engage in hedging transactions. As a result, our foreign sales are subject to the risks associated with unexpected changes in exchange rates, which could increase the cost of our products to our customers and could lead these customers to delay or defer their purchasing decisions.

     Wherever currency devaluations occur abroad, our goods become more expensive for our customers in that country. In addition, difficult economic conditions may limit capital spending by our customers. These circumstances may also affect the ability of our customers to meet their payment obligations, resulting in the cancellations or deferrals of existing orders and the limitation of additional orders.

OUR SALES REFLECT THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY, WHICH COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY AND COULD CAUSE US TO FAIL TO ACHIEVE ANTICIPATED SALES

     Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. Although we are marketing our atomic layer deposition technology to non-semiconductor markets such as markets in magnetic thin film heads, flat panel displays, micro-electromechanical systems and inkjet printers, we are still dependent on sales to semiconductor manufacturers. The semiconductor industry is cyclical which impacts the semiconductor industry's demand for semiconductor manufacturing capital equipment.

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

     After the dramatic industry boom for semiconductor equipment that peaked early in the year 2000, another cyclical downturn is presently occurring. The sharp and severe industry downturn in 2001 was the largest in the industry's history. Almost all previous downturns have been solely due to pricing declines. However, the 2001 downturn in the industry marked a corresponding decline in unit production, as well as price reduction. We expect that our revenues will continue to be further impacted by the continued downturn in the semiconductor industry and global economy, which may prevent us from increasing our revenues and achieving profitability.

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

     Since most new fabrication facilities are similar to existing ones, semiconductor manufacturers tend to continue using equipment that has a proven track record. Based on our experience with major customers like Samsung, we have observed that once a particular piece of equipment is selected from a vendor, the customer is likely to continue purchasing that same piece of equipment from the vendor for similar applications in the future. Our customer list, though limited, has expanded in recent months. Yet our broadening market share remains at risk due to choices made by customers that continue to be influenced by pre-existing installed bases by competing vendors. Consequently, our penetrating these markets and our ability to get additional orders may be limited.

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

IF  WE  ARE  FOUND  TO  INFRINGE  THE  PATENTS OR INTELLECTUAL PROPERTY OF OTHER
PARTIES,  OUR  ABILITY  TO  GROW  OUR  BUSINESS  MAY  BE  SEVERELY  LIMITED.

     From time to time, we may receive notices from third parties alleging infringement of patents or intellectual property rights. It is our policy to respect all parties' legitimate intellectual property rights, and we will defend against such claims or negotiate licenses on commercially reasonable terms where appropriate. However, no assurance can be given that we will be able to negotiate any such necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on our business and financial results.

     Litigation is time consuming, expensive and its outcome is uncertain. We may not prevail in any litigation in which we are involved. Should we be found to infringe any of the patents asserted or any other intellectual property rights of others, in addition to potential monetary damages and any injunctive relief granted, we may need either to obtain a license to commercialize our products or redesign our products so they do not infringe any third party's intellectual property. If we are unable to obtain a license or adopt a non-infringing product design, we may not be able to proceed with development, manufacture and sale or our atomic layer products. In this case our business may not develop as planned, and our results could materially suffer.

     On June 6, 2001, ASM America, Inc ("ASMA") filed a patent infringement action against Genus. ASMA's Complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 ("the '365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 ("the '590 Patent") entitled "Method For Growing Thin Films," which ASMA claims to own or exclusively license. The Complaint seeks monetary and injunctive relief. Genus' served its Answer to ASMA's complaint on August 1, 2001. Also on August 1, 2001, Genus counterclaimed against ASMA and ASM International, N.V. ("ASMI") for (1) infringement of U.S. Patent No. 5,294,568 ("the '568 Patent") entitled "Method of Selective Etching Native Oxide"; (2) declaratory judgment that the '365 and '590 Patents are invalid, unenforceable, and not infringed by Genus; and (3) antitrust violations. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the Court issued an order granting ASMA leave to amend its complaint to add an individual as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No. 4,798,165 ("the '165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow"), which ASMA claims to own. The court also severed and stayed discovery and trial of Genus' antitrust claims until after trial of the patent claims. On February 4, 2002, Genus served its Amended Answer to ASMA's amended complaint and counterclaimed against ASMA for declaratory judgment that the '165 Patent is invalid, unenforceable, and not infringed by Genus. On August 15, 2002, the Court issued a claim construction order regarding the '590, '365, and '598 Patents. A claim construction hearing regarding the '165 Patent was held on September 26, 2002, and the Court issued a claim construction ruling regarding this patent on November 13, 2002. On September 23, 2002 Genus filed motions for summary judgment on noninfringement regarding the '590 and '365 Patents. On November 20, 2002, the Court granted Genus' motion for summary judgment of noninfringement of the '365 Patent. On January 10, 2003, the Court granted Genus' motion for summary judgment of noninfringement of the '590 Patent. A hearing for dispositive motions on the remaining patent claims in the case is currently set for June 20, 2003, and trial on those claims is currently set for January 12, 2004. We intend to defend our position vigorously.

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

     We  use  the  following  regulated  gases  at our manufacturing facility in
Sunnyvale: tungsten hexafluoride, dichlorosilane silicide, silane and nitrogen. We also use regulated liquids such as hydrofluoric acid and sulfuric acid. The city of Sunnyvale, California, imposes high environmental standards to businesses operating within the city. Genus has received an operating license from Sunnyvale. Presently, our compliance record indicates that our methods and practices successfully meet standards. Moving forward, if we fail to continuously maintain high standards to prevent the leakage of any toxins from our facilities into the environment, restrictions on our ability to expand or continue to operate our present locations could be imposed upon us or we could be required to acquire costly remediation equipment or incur other significant expenses.

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

WE ESTABLISHED A DIRECT SALES ORGANIZATION IN JAPAN AND WE MAY NOT SUCCEED IN EFFECTIVELY PENETRATING THE JAPANESE MARKETPLACE

     We terminated our relationship with our distributor, Innotech Corp. in Japan in 1998. In 2000, we invested significant resources in Japan by establishing a direct sales organization, Genus-Japan, Inc. To date, we have had limited success in penetrating in Japanese semiconductor industry. Although we continue to invest significant resources in our Japan office, we may not be able to attract new customers in the Japanese semiconductor industry, and as a result, we may fail to yield a profit or return on our investment in Japan.

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

WE ARE OBLIGATED TO ISSUE SHARES OF OUR STOCK UNDER OUTSTANDING OPTIONS AND WARRANTS AND SUCH ISSUANCE WILL DILUTE YOUR PERCENTAGE OWNERSHIP IN GENUS

     As of January 31, 2003, we have approximately of 7,184,478 shares of common stock underlying warrants and outstanding employee stock options. Of the stock options, 2,228,349 shares are exercisable as of January 31, 2003. All of the shares underlying the warrants are currently exercisable. Some warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

     If all of the shares underlying the exercisable options and warrants were exercised and sold in the public market, the value of your current holdings in Genus may decline because there may not be sufficient demand to purchase the increased number of shares that would be available for sale.

WE HAVE IMPLEMENTED ANTI-TAKEOVER MEASURES THAT MAY RESULT IN DILUTING YOUR PERCENTAGE OWNERSHIP OF GENUS STOCK

     On September 7, 2000, the Company's Board of Directors declared a dividend pursuant to a newly adopted Share Purchase Rights Plan, which replaced a similar earlier plan that had expired on July 3, 2000. The intended purpose of the Rights Plan is to protect shareholders' rights and to maximize share value in the event of an unfriendly takeover attempt. As of the record date of October 13, 2000, each share of common stock of Genus, Inc. outstanding was granted one right under the new plan. Each right is exercisable only under certain circumstances and upon the occurrence of certain events and permits the holder to purchase from the Company one one-thousandth (0.001) of a share of Series C Participating Preferred Stock at an initial exercise price of forty dollars ($40.00) per one one-thousandth share. The 50,000 shares of Series C preferred stock authorized in connection with the Rights Plan will be used for the exercise of any preferred shares purchase rights in the event that any person or group (the Acquiring Person) acquires beneficial ownership of 15% or more of the outstanding common stock. In such event, the shareholders (other than the Acquiring Person) would receive common stock of the Company having a market value of twice the exercise price. Subject to certain restrictions, the Company may redeem the rights issued under the Rights Plan for $0.001 per right and may amend the Rights Plan without the consent of rights holders. The rights will expire on October 13, 2010, unless redeemed by the Company.

     In the event that circumstances trigger the transferability and exercisability of rights granted in our Rights Plan, your current holdings in Genus may decline as a result of dilution to your percentage ownership in Genus or as a result of a reduction in the per share value of our stock resulting from the increase in the number of outstanding shares available and your failure to exercise your rights under the Rights Plan.

FORWARD-LOOKING  STATEMENTS

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

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Approximately 85.9% of our revenues are U.S. dollar denominated sales. Consequently, fluctuations in our exchange rate could make our products relatively more expensive to our customers, which could lead to reduced demand for our products.

     Similarly, 14.1% of our sales are denominated in non-U.S. based currencies. As exchange rates fluctuate, our revenues from sales of foreign currency denominated products will fluctuate which could have an adverse impact on our margins. As a result, fluctuations in currency exchange rates could have a material adverse effect on our business, results of operations and financial condition.

     We have both fixed rate and floating rate interest obligations. Fixed rate obligations may result in interest expenses in excess of market rates if interest rates fall, while floating rate obligations may result in additional interest costs if interest rates rise. An increase of one percentage point in interest rates would not materially impact the results of our operations.

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

ITEM 8.   CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, independent accountants, dated February 7, 2003, except as to the first paragraph of Note 7, which is as of March 20, 2003, are included in a separate section of this Annual Report.

Supplementary  Data:  Selected  Consolidated  Quarterly  Data

     The following table presents our consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2002 In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicated of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in "Business Risks."

                                        FIRST QTR     SECOND QTR    THIRD QTR    FOURTH QTR
                                      ------------------------------------------------------
                                                  (IN THOUSANDS,  EXCEPT SHARE DATA)
2002
Revenues                              $      9,591   $     6,743   $   12,153   $    11,280
Gross profit                                 2,124         1,573        4,327         2,600
Net loss                                    (3,752)       (3,609)      (1,575)       (2,684)
Basic net loss per share              $      (0.15)  $     (0.13)  $    (0.06)  $     (0.09)
Diluted net loss per share            $      (0.15)  $     (0.13)  $    (0.06)  $     (0.09)

2001
Revenues                              $     14,309   $    13,659   $   15,094   $     5,677
Gross profit                                 5,706         5,039        4,794           700
Net income (loss)                              131          (853)        (744)       (5,200)
Basic net income (loss) per share     $       0.01   $     (0.04)  $    (0.03)  $     (0.23)
Diluted net income (loss) per share   $       0.01   $     (0.04)  $    (0.03)  $     (0.23)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item relating to executive officers is incorporated by reference to the section entitled "Executive officers of the registrant" in Part I of this Form 10-K.

     There are no family relationships among the Company's executive officers and directors. As of December 31, 2002, the directors of the Company are as follows:

NAME                         AGE  POSITION
---------------------------- ---  ------------------------------------
William W.R. Elder . . . . .  64  Chairman and Chief Executive Officer
Mario M. Rosati. . . . . . .  56  Secretary and Director
Todd S. Myhre. . . . . . . .  58  Director
G. Frederick Forsyth . . . .  58  Director
George D. Wells. . . . . . .  67  Director
Robert J. Richardson . . . .  56  Director

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

     MARIO M. ROSATI has served as our Secretary since May 1996 and as a director since our inception in November 1981. He has been a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation, general counsel to the Company, since 1971. Mr. Rosati is also a director of Aehr Test Systems, a manufacturer of computer hardware testing systems, Sanmina-SCI Corporation, an electronics contract manufacturer, Symyx Technologies, Inc., a combinatorial materials science company, The Management Network Group, Inc., a management consulting firm focused on the telecommunications industry, interWAVE Communications International Ltd., a provider of compact mobile wireless network systems solutions in the Global System for Mobile Communications (GSM) markets, and Vivus, a specialty pharmaceutical company, all publicly-held companies. He is also a director of a number of privately held companies.

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

     GEORGE D. WELLS has served as a director since March 2000. From July 1992 to October 1996, Mr. Wells served as President and Chief Executive Officer of Exar Corporation. From April 1985 to July 1992, he served as President and Chief Operating Officer of LSI Logic Corporation and became Vice Chairman in March 1992. From May 1983 to April 1985, Mr. Wells was President and Chief Executive Officer of Intersil, Inc., a subsidiary of General Electric Company.

     ROBERT J. RICHARDSON has served as a director since March 2000. Since January 2000, Mr. Richardson has been a semiconductor industry consultant. From November 1997 to January 2000, Mr. Richardson served as Chairman, Chief
Executive Officer and President of Unitrode Corporation. From June 1992 to November 1997, he served in various positions at Silicon Valley Group, Inc. including President Lithography Systems, President Track Systems Division, and Corporate Vice-President New Business Development and Marketing. From October 1988 to June 1992, Mr. Richardson was President and General Manager, Santa Cruz Division at Plantronics, Inc. In March 2003, Mr. Richardson became a Director of Applied Signal Technology.

ITEM 11.  EXECUTIVE  COMPENSATION

     The information required by this Item is incorporated by reference to "Board of Directors and Committees," "Summary Compensation Table," "Stock Options and Stock Appreciation Rights" and "Retirement Benefits" in the Company's definitive Proxy Statement for the fiscal year ended December 31, 2002, which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

     The information required by this Item is incorporated by reference to "Information Relating to Directors, Nominees and Executive Officers" in the Company's definitive Proxy Statement for the fiscal year ended December 31, 2002, which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this Item is incorporated by reference to "Certain Transactions" in the Company's definitive Proxy Statement for the fiscal year ended December 31, 2002 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 14.  CONTROLS  AND  PROCEDURES

     Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that the information that the Company must disclose in its reports filed under the Securities Exchange Act is communicated and processed in a timely manner. William W.R. Elder, Chairman of the Board, President and Chief Executive Officer and Shum Mukherjee, Executive Vice President and Chief Financial Officer, participated in this evaluation.

     Based on this evaluation, Messrs. Elder and Mukherjee concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective, except as noted in the next paragraph. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

     During the fiscal 2002 financial reporting process, management, in consultation with the Company's independent accountants, identified deficiencies involving internal controls over inventories, warranties and the Company's Korean operations which constituted a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management believes that these matters have not had any material impact on our financial statements. Management has established a project plan and has completed the initial design of processes and controls to address these deficiencies. Development is ongoing and implementation/completion of this project is anticipated in 2003.

PART IV

ITEM 15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE  AND  REPORTS  ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

1.   Consolidated Financial Statements.

     Report  of  Independent  Accountants

     Consolidated Balance Sheets - December 31, 2002 and 2001

     Consolidated Statements of Operations - Years Ended December 31, 2002, 2001 and 2000

     Consolidated  Statements  of  Shareholders' Equity and Comprehensive Income
     (loss)  -  Years  Ended  December  31,  2002,  2001  and  2000

     Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000

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

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Genus, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Genus, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of recognizing revenue to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101.

/s/  PRICEWATERHOUSECOOPERS  LLP
--------------------------------
PricewaterhouseCoopers  LLP

San Jose, California
February 7, 2003, except as to the first paragraph of Note 7, which is as of March 20, 2003

GENUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                     DECEMBER 31,
                                                                ---------------------
                                                                   2002       2001
                                                                ----------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $  11,546   $  3,043
  Accounts receivable (net of allowance for doubtful accounts
    of $69 in 2002 and 2001, respectively) . . . . . . . . . .      7,505      4,262
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .     11,405     12,648
  Other current assets . . . . . . . . . . . . . . . . . . . .      1,336      1,221
                                                                ----------  ---------
    Total current assets . . . . . . . . . . . . . . . . . . .     31,792     21,174
Equipment, furniture and fixtures, net . . . . . . . . . . . .      8,661     14,573
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .      1,057        155
                                                                ----------  ---------
    Total assets . . . . . . . . . . . . . . . . . . . . . . .  $  41,510   $ 35,902
                                                                ==========  =========

LIABILITIES
Current Liabilities:
  Short-term bank borrowings . . . . . . . . . . . . . . . . .  $   7,813   $  4,481
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .      6,498      8,352
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . .      3,064      3,553
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . .      2,713      7,388
  Customer advances. . . . . . . . . . . . . . . . . . . . . .      1,809          0
  Long term liabilities, current portion . . . . . . . . . . .        245          0
                                                                ----------  ---------
    Total current liabilities. . . . . . . . . . . . . . . . .     22,142     23,774
Convertible Notes. . . . . . . . . . . . . . . . . . . . . . .      5,301          0
Long term liabilities. . . . . . . . . . . . . . . . . . . . .        270          0
                                                                ----------  ---------
    Total liabilities. . . . . . . . . . . . . . . . . . . . .     27,713     23,774
                                                                ----------  ---------

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 2,000 shares; Issued and outstanding, none. . . .          0          0
Common stock, no par value:
  Authorized 50,000 shares;
    Issued and outstanding, 28,621 shares in 2002 and
    22,365 shares in 2001. . . . . . . . . . . . . . . . . . .    123,890    110,753
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (107,809)   (96,189)
Note receivable from shareholder . . . . . . . . . . . . . . .       (151)      (151)
Accumulated other comprehensive loss . . . . . . . . . . . . .     (2,133)    (2,285)
                                                                ----------  ---------
    Total shareholders' equity . . . . . . . . . . . . . . . .     13,797     12,128
                                                                ----------  ---------
    Total liabilities and shareholders' equity . . . . . . . .  $  41,510   $ 35,902
                                                                ==========  =========

The accompanying notes are an integral part of the consolidated financial statements.

GENUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED DECEMBER 31,
                                                                 -----------------------------
                                                                   2002       2001      2000
                                                                 ---------  --------  --------
Revenues                                                         $ 39,767   $48,739   $40,638
Costs and expenses:
  Cost of goods sold . . . . . . . . . . . . . . . . . . . . .     29,143    32,500    24,385
  Research and development . . . . . . . . . . . . . . . . . .      8,011    12,118     8,659
  Selling, general and administrative. . . . . . . . . . . . .     12,621    10,381    10,093
                                                                 ---------  --------  --------
Loss from operations . . . . . . . . . . . . . . . . . . . . .    (10,008)   (6,260)   (2,499)
Interest expense . . . . . . . . . . . . . . . . . . . . . . .     (1,237)     (496)     (118)
Interest income. . . . . . . . . . . . . . . . . . . . . . . .         83        75       252
Other income (expense), net. . . . . . . . . . . . . . . . . .         80        85       (26)
                                                                 ---------  --------  --------
Loss before provision for income taxes and cumulative effect
  of change in accounting principle. . . . . . . . . . . . . .    (11,082)   (6,596)   (2,391)
Provision for income taxes . . . . . . . . . . . . . . . . . .        538        70       490
                                                                 ---------  --------  --------
Loss before cumulative effect of change in accounting principle   (11,620)   (6,666)   (2,881)
Cumulative effect of change in accounting principle. . . . . .          0         0    (6,770)
                                                                 ---------  --------  --------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(11,620)  $(6,666)  $(9,651)
                                                                 =========  ========  ========
Per share data:
Basic and diluted loss per share  before cumulative effect . .   $  (0.43)  $ (0.31)  $ (0.15)
Cumulative effect of change in accounting principle. . . . . .          0         0     (0.36)
                                                                 ---------  --------  --------
Basic and diluted net loss per share . . . . . . . . . . . . .   $  (0.43)  $ (0.31)  $ (0.51)
                                                                 =========  ========  ========
Shares used to compute basic and diluted net loss per share. .     26,934    21,163    18,937
                                                                 =========  ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

GENUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
(IN THOUSANDS)

                                                               NOTES           RETAINED        OTHER      TOTAL
                                         COMMON STOCK        RECEIVABLE        EARNINGS       COMPRE-    SHARE-
                                      -------------------       FROM         (ACCUMULATED     HENSIVE    HOLDERS
                                       SHARES    AMOUNT     SHAREHOLDERS       DEFICIT)        LOSS      EQUITY
                                      ------  -----------  --------------  ----------------  ---------  ---------
Balances, December 31, 1999. . . . .  18,469      101,042              0           (79,872)    (1,792)    19,378
  Issuance of shares of common stock
    under stock option plan. . . . .     490        1,023              0                 0          0      1,023
  Issuance of shares of common
    stock from warrants and options       72            0              0                 0          0          0
  Issuance of shares of common stock
    under employee stock purchase
    plan . . . . . . . . . . . . . .     288          282              0                 0          0        282
  Stock-based compensation . . . . .       0          490              0                 0          0        490
  Net loss . . . . . . . . . . . . .       0            0              0            (9,651)         0
  Translation adjustments. . . . . .       0            0              0                 0       (230)
  Comprehensive loss . . . . . . . .       0            0              0                 0          0     (9,881)
                                      ------  -----------  --------------  ----------------  ---------  ---------
Balances, December 31, 2000. . . . .  19,319      102,837              0           (89,523)    (2,022)    11,292
  Issuance of  shares of common
    stock and warrants to purchase
    common stock under private
    placement, net of issuance cost
    of $725. . . . . . . . . . . . .   2,542        6,900              0                 0          0      6,900
  Issuance of shares of common stock
    under stock option plan. . . . .     243          521           (151)                0          0        370
  Issuance of shares of common stock
    under employee stock purchase
    plan . . . . . . . . . . . . . .     261          417              0                 0          0        417
  Stock-based compensation . . . . .       0           78              0                 0          0         78
  Net loss . . . . . . . . . . . . .       0            0              0            (6,666)         0
  Translation adjustments. . . . . .       0            0              0                 0       (263)
Comprehensive loss . . . . . . . . .       0            0              0                 0          0     (6,929)
                                      ------  -----------  --------------  ----------------  ---------  ---------
Balances, December 31, 2001. . . . .  22,365  $   110,753  $        (151)  $       (96,189)  $ (2,285)  $ 12,128
                                      ------  -----------  --------------  ----------------  ---------  ---------


                                                               NOTES           RETAINED        OTHER      TOTAL
                                         COMMON STOCK        RECEIVABLE        EARNINGS       COMPRE-    SHARE-
                                      -------------------       FROM         (ACCUMULATED     HENSIVE    HOLDERS
                                       SHARES    AMOUNT     SHAREHOLDERS       DEFICIT)        LOSS      EQUITY
                                      ------  -----------  --------------  ----------------  ---------  ---------

Balances, December 31, 2001. . . . .  22,365      110,753           (151)          (96,189)    (2,285)    12,128
  Issuance of shares of common stock
   and warrants to purchase common
   stock under private placement,
   net of issuance costs of $447 . .   3,871        7,750              0                 0          0      7,750
  Value of warrants related to the
   issuance of 7% convertible notes
   and warrants. . . . . . . . . . .       0        1,312              0                 0          0      1,312
  Value of beneficial conversion
   feature related to the
   issuance of 7% convertible notes
   and warrants. . . . . . . . . . .       0          928              0                 0          0        928
  Issuance of warrants . . . . . . .       0           54              0                 0          0         54
  Exercise of warrants . . . . . . .   1,536        1,764              0                 0          0      1,764
  Conversion of notes payable to
   shares of common stock. . . . . .     490          675              0                 0          0        675
  Issuance of shares of common stock
  under stock option plan. . . . . .     159          324              0                 0          0        324
  Issuance of shares of common stock
   under employee stock purchase
   plan. . . . . . . . . . . . . . .     200          330              0                 0          0        330
  Net loss . . . . . . . . . . . . .       0            0              0           (11,620)         0
  Translation adjustments. . . . . .       0            0              0                 0        152
  Comprehensive loss . . . . . . . .       0            0              0                 0          0    (11,468)
                                      ------  -----------  --------------  ----------------  ---------  ---------
Balances, December 31, 2002. . . . .  28,621  $   123,890          ($151)        ($107,809)   ($2,133)  $ 13,797
                                      ======  ===========  ==============  ================  =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

GENUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  2002       2001       2000
                                                                ---------  ---------  ---------

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $(11,620)  $ (6,666)  $ (9,651)
  Adjustments to reconcile net loss to net cash from operating activities:
    Cumulative effect of change in accounting principle. . . .         0          0      6,770
    Depreciation . . . . . . . . . . . . . . . . . . . . . . .     3,748      3,034      1,740
    Provision for excess and obsolete inventories and
       lower of cost or market . . . . . . . . . . . . . . . .     2,190        317        400
    Provision for doubtful accounts. . . . . . . . . . . . . .         5          0       (188)
    Amortization of deferred finance costs . . . . . . . . . .       525          0          0
    Write off of fixed assets. . . . . . . . . . . . . . . . .        72          0          0
    Stock-based compensation . . . . . . . . . . . . . . . . .         0         78        490
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . . . .    (3,248)     4,217       (662)
      Inventories. . . . . . . . . . . . . . . . . . . . . . .     1,647      8,884    (10,814)
      Other assets . . . . . . . . . . . . . . . . . . . . . .      (258)      (512)       352
      Accounts payable . . . . . . . . . . . . . . . . . . . .    (1,854)      (295)     4,501
      Accrued expenses . . . . . . . . . . . . . . . . . . . .      (489)       238        111
      Deferred revenue . . . . . . . . . . . . . . . . . . . .    (4,675)   (11,174)     4,659
      Customer advances. . . . . . . . . . . . . . . . . . . .     1,809          0          0
                                                                ---------  ---------  ---------
      Net cash used in operating activities. . . . . . . . . .   (12,148)    (1,879)    (2,292)
                                                                ---------  ---------  ---------
Cash flows from investing activities:
  Acquisition of equipment, furniture and fixtures . . . . . .      (502)    (7,400)    (5,053)
                                                                ---------  ---------  ---------
      Net cash used in investing activities. . . . . . . . . .      (502)    (7,400)    (5,053)
                                                                ---------  ---------  ---------
Cash flows from financing activities:
  Issuance of convertible notes and warrants net of cash
  issuance costs of $814 . . . . . . . . . . . . . . . . . . .     6,986          0          0
  Net proceeds from issuance of common stock and warrants. . .    10,168      7,687      1,305
  Proceeds from short-term bank borrowings . . . . . . . . . .    28,122     14,236      6,719
  Payments of short-term bank borrowings . . . . . . . . . . .   (24,790)   (12,474)    (4,000)
      Proceeds from debt . . . . . . . . . . . . . . . . . . .     1,200          0          0
  Payments for debt. . . . . . . . . . . . . . . . . . . . . .      (685)         0        (52)
                                                                ---------  ---------  ---------
      Net cash provided by financing activities. . . . . . . .    21,001      9,449      3,972
                                                                ---------  ---------  ---------
Effect of exchange rate changes on cash. . . . . . . . . . . .       152       (263)      (230)
                                                                ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents . . . . .     8,503        (93)    (3,603)

Cash and cash equivalents, beginning of year . . . . . . . . .     3,043      3,136      6,739
                                                                ---------  ---------  ---------
Cash and cash equivalents, end of year . . . . . . . . . . . .  $ 11,546   $  3,043   $  3,136
                                                                =========  =========  =========
Supplemental Cash Flow Information
Cash paid for interest . . . . . . . . . . . . . . . . . . . .  $    227   $    470   $     76
Cash paid for income taxes . . . . . . . . . . . . . . . . . .       157          1        177
Non-cash investing and financing activities:
  Transfer of fixed assets to inventory. . . . . . . . . . . .     2,594          0          0
     Conversion of notes payable to common stock . . . . . . .       675          0          0
     Issuance of warrants in connection with convertible
       notes financing . . . . . . . . . . . . . . . . . . . .  $     54   $      0   $      0

The accompanying notes are an integral part of the consolidated financial statements.

GENUS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations. Genus, Inc. (the "Company") was incorporated in California in 1981. The Company designs, manufactures and markets capital equipment and deposition processes for advanced semiconductor manufacturing. The Company's products are marketed worldwide either directly to end-users or through sales representative arrangements. In January 1996, the Company opened a subsidiary in South Korea to provide sales and service support to Korean customers. The Company's customers include semiconductor manufacturers located throughout the United States, Europe and in the Pacific Rim including Japan, South Korea and Taiwan. The following is a summary of the Company's significant accounting policies.

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

     Liquidity. The Company has incurred losses from continuing operations of approximately $11.6 million, $6.7 million and $9.7 million for the years ended
December 31, 2002, 2001 and 2000, respectively. Management believes that existing cash and available financing will be sufficient to meet projected working capital, capital expenditure and other cash requirements for the next twelve months but cannot provide assurances that future cash flows from operations will be sufficient to meet operating requirements and allow the Company to service debt and repay any underlying indebtedness at maturity. The
Company is actively marketing its existing and new products, which it believes will ultimately lead to profitable operations. However, if the Company does not achieve the anticipated cash flows, we may not be able to meet planned product release schedules and forecast sales objectives. In such event the Company will require additional financing to fund on-going and planned operations and may need to implement further expense reduction measures. In the event the Company needs additional financing, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company.

     Risks and Uncertainties. The Company operates in the highly competitive and rapidly changing semiconductor and semiconductor manufacturing equipment industries and is dependant on limited financial resources, a small number of suppliers and customers with a concentration in Asian countries. The Company's future growth is dependant on acceptance of new products and market acceptance of systems relating to those products. Significant technological changes in the industry could affect operating results adversely.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of money market funds.

     Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, short term bank borrowings and accounts payable approximate estimated fair value because of the short maturity of those financial instruments. The fair value of the convertible notes maturing August 15, 2005 with a carrying value of $5.3 million was $5.5 million at December 31, 2002.

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

     Two customers accounted for an aggregate of 95% of accounts receivable at December 31, 2002. One customer accounted for an aggregate of 99% of accounts receivable at December 31, 2001. The Company has written off bad debts of $5,000, $294,000 and $188,000 in 2002, 2001, and 2000, respectively.

     Inventories. Inventories are stated at the lower of cost or market, using standard costs that approximate actual costs under the first-in, first-out method.

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

     Equipment includes demonstration equipment, which is located in our Applications Laboratory and is used to demonstrate to our customers the capabilities of our equipment to process wafers and deposit films. The gross value of demonstration equipment is based on the cost of materials and actual factory labor and overhead expenses incurred in manufacturing the equipment. These costs related to refurbishing or maintaining existing demonstration equipment, which do not add to the capabilities or useful life of the equipment, are expensed as incurred. Demonstration equipment is stated at cost and depreciated over a period of five years.

Revenue recognition. The Company derives revenue from the sale and installation of semiconductor manufacturing systems and from engineering services and the sale of spare parts to support such systems.

     Equipment selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. Effective January 1, 2000, at which time the Company did not have verifiable objective evidence of the fair value of installation services, the Company commenced deferring recognition of revenue from such equipment sales until installation was complete and the product was accepted by the customer to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101. In the third quarter of 2002, the Company established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multiple-element arrangements prior to completion of installation services.
Accordingly, under SAB 101, if Genus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with undelivered elements such as installation and on-site support related tasks is recognized for installation when the installation is completed and the customer accepts the product and for on-site support as the support service is provided. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, revenue is recognized when installation is complete and the customer accepts the product. Revenues can fluctuate significantly as a result of the timing of customer acceptances. At December 31, 2002 and 2001, the Company had deferred revenue of $2.7 million and $7.4 million, respectively.

Revenues from sale of spare parts are generally recognized upon shipment. Revenues from engineering services are recognized as the services are completed over the duration of the contract.


     Product Warranty. The Company provides one-year labor and two-year material warranty on its products. Warranty expenses are accrued upon revenue recognition. At present, based upon historical experience, the Company accrues material warranty equal to 2% and 5% of shipment value for its LYNX2(R) and LYNX3 products, respectively, and labor warranty equal to $20,000 per system for both its LYNX2(R) and LYNX3 products. At the end of every quarter, the Company reviews its actual spending on warranty and reassess if its accrual is adequate to cover warranty expenses on the systems in the field which are still under warranty. Differences between the required accrual and recorded accrual are charged or credited to warranty expenses for the period.

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

     Stock Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion
(APB)  No.  25,  "Accounting  for  Stock  Issued  to  Employees"  and  Financial
Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." Generally, the Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized in the Company's statements of operations. Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and is as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share data):

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2002       2001      2000
                                                    ---------  --------  ---------
  Net loss, as reported . . . . . . . . . . . . .   $(11,620)  $(6,666)  $ (9,651)
  Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects. . .     (2,797)   (3,240)    (2,927)
                                                    ---------  --------  ---------
  Pro forma net loss attributable to common
  Shareholders. . . . . . . . . . . . . . . . . .   $(14,417)  $(9,906)  $(12,578)
                                                    =========  ========  =========
Earnings per share
  Basic - as reported . . . . . . . . . . . . . .   $  (0.43)  $ (0.31)  $  (0.51)
  Basic - pro forma . . . . . . . . . . . . . . .   $  (0.54)  $ (0.47)  $  (0.66)

  Diluted - as reported . . . . . . . . . . . . .   $  (0.43)  $ (0.31)  $  (0.51)
  Diluted - as pro forma. . . . . . . . . . . . .   $  (0.54)  $ (0.47)  $  (0.66)

     The above pro forma effects on net loss may not be representative of the effects on future results as options granted typically vest over several years and additional option grants are expected to be made in future years.

     The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002, 2001 and 2000;

                                          2002        2001        2000
  Risk free interest rates . . . . . . .  2.03%       4.19%       5.17%
  Expected life . . . . . . .  . . . . .  3.0 years   3.0 years   3.3 years
  Expected volatility . . . .  . . . . .  112%        112%        222%
  Expected dividend yield . .  . . . . .  0%          0%          0%

     The weighted average fair value of options granted in 2002, 2001 and 2000 was $1.42, $1.93 and $8.09, respectively.

     The fair value of the employees' purchase rights under the 1989 Employee Stock Purchase Plan was estimated using the Black-Scholes option-pricing model with the following assumptions for those rights granted in 2002, 2001 and 2000.

                                                  2002        2001        2000
  Risk free interest rates . . . . . . . . .   1.21%       3.42%       5.17%
  Expected life. . . . . . . . . . . . . . .   0.5 years   0.5 years   0.5 years
  Expected volatility . . . . . . . . .. . .   123%        78%         222%
  Expected dividend yield. . . . . . . . . .   0%          0%          0%

     The weighted average fair value of those purchase rights granted in 2002, 2001 and 2000 was $1.06, $1.30 and $4.66, respectively.

     Comprehensive loss. Comprehensive loss includes all changes in equity during a period from non-owner sources. The Company's comprehensive loss includes net loss and foreign currency translation adjustments and is displayed in the statement of shareholders' equity.

RECENT  ACCOUNTING  PRONOUNCEMENTS.

     In  August  2001,  the  FASB  issued  SFAS  No.  143, "Accounting for Asset
Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of long-lived assets, except for certain obligations of leases. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, stature, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS No. 143 on our financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain

Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS No. 146 during the first quarter ended March 31, 2003. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

     In  November  2002,  the  FASB  issued FASB Interpretation, or FIN, No. 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company have adopted the disclosure provision of FIN No. 45 for the year ended December 31, 2002 and we have not assessed the impact of the recognition and measurement provisions of FIN No. 45 on our consolidated financial statements.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact of EITF Issue No. 00-21 on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for our future quarterly financial reports. As the adoption of this standard involves disclosures only, the Company does not expect a material impact on our consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently assessing the impact of FIN No. 46 on our consolidated financial statements.

NOTE 2.   ACCOUNTING  CHANGE  -  REVENUE  RECOGNITION

     In December 2000, the Company changed its accounting method for recognizing revenue on sales with an effective date of January 1, 2000. The Company's selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective January 1, 2000, to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company deferred recognition of revenue from such equipment sales until installation was complete and the product was accepted by the customer. In the third quarter of 2002, the Company established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multi-element arrangements prior to completion of installation services. Accordingly, under SAB 101, if Genus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. As a result, the total revenue recognized in 2002 for equipment sales where installation had not been completed and the system was not accepted was $5.6 million.

Prior to the introduction of SAB 101, the Company recognized revenue related to systems upon shipment. A provision for the estimated future cost of system installation, warranty and commissions was recorded when revenue was recognized.

The cumulative effect on prior years of the change in accounting method was a charge of $6.8 million or $0.36 per basic and diluted share.

Unaudited Pro forma amounts of the retroactive application of the change in accounting principle under SAB 101 are as follows (amounts are in thousands):

                                            YEAR ENDED
                                           ------------
                                            DECEMBER 31
                                           ------------
                                               2000
                                           ------------

Revenues. . . . . . . . . . . . . . . . .  $    40,638
Net loss. . . . . . . . . . . . . . . . .       (2,881)
Net loss per share:
  Basic . . . . . . . . . . . . . . . . .  $     (0.15)
  Diluted . . . . . . . . . . . . . . . .  $     (0.15)

NOTE 3.   INVENTORIES

     Inventories comprise the following (in thousands):

                                                       DECEMBER 31,
                                                     -----------------
                                                      2002      2001
                                                     -------  --------

Raw materials and purchased parts . . . . . . . . .  $ 4,493  $  4,446
Work in process . . . . . . . . . . . . . . . . . .    3,417     2,499
Finished goods. . . . . . . . . . . . . . . . . . .      175       630
Inventory at customers' locations . . . . . . . . .    3,320     5,073
                                                     -------  --------
                                                     $11,405  $ 12,648
                                                     =======  ========


     Finished goods include customer evaluation units with a net book value of $175,000 and $619,000 at December 31, 2002 and 2001, respectively. Inventory at customers' locations represent the cost of systems shipped to customers for which the Company is awaiting customer acceptance.

NOTE 4.   EQUIPMENT,  FURNITURE  AND  FIXTURES

     Equipment, furniture and fixtures are stated at cost and comprise the following (in thousands):

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                  2002         2001
                                                              -----------  -----------
Equipment (useful life of 3 years) . . . . . . . . . . . . .  $    9,481   $    9,165
Demonstration equipment (useful life ranges from 3-5 years)       21,258       24,161
Furniture and fixtures (useful life of 3 years). . . . . . .       1,045        1,083
Leasehold improvements (useful life ranges from 4-10 years)        4,332        4,385
                                                              -----------  -----------
                                                                  36,116       38,794
Less accumulated depreciation and amortization . . . . . . .     (27,688)     (27,611)
                                                              -----------  -----------
                                                                   8,428       11,183
Construction in progress . . . . . . . . . . . . . . . . . .         233        3,390
                                                              -----------  -----------
                                                              $    8,661   $   14,573
                                                              ===========  ===========

Depreciation expense was $3.7 million, $3.0 million and $1.7 million for 2002, 2001 and 2000, respectively.

NOTE 5.   ACCRUED EXPENSES

     Accrued expenses comprise the following (in thousands):

     Accrued expenses comprise the following (in thousands):

                                               DECEMBER 31,
                                              --------------
                                               2002    2001
                                              ------  ------
     System warranty . . . . . . . . . . . .  $  970  $  803
     Accrued commissions and incentives. . .      18     330
     Accrued compensation and related items.     491     723
     Federal, state and foreign income taxes     751     444
     Other . . . . . . . . . . . . . . . . .     834   1,253
                                              ------  ------
                                              $3,064  $3,553
                                              ======  ======

NOTE 6.   WARRANTIES

     The Company warrants that each of the products we sell shall be free of defects in material and workmanship and meets performance specifications during our warranty period. The warranty period means the period commencing upon the earlier of successful completion of acceptance tests agreed in writing by the Company's customers; the customer's use of products for the customer's pre-production, production or product development activities; ninety days after the product shipment date.

     The Company's warranty period terminates for material coverage in twenty-four months and for labor coverage in twelve months after the warranty period begins, but in any event no later than twenty seven months from the product shipment date for material coverage and fifteen months for labor coverage, unless otherwise stated in the quotation. The Company provides labor for all product repairs and replacement parts, excluding consumable items, free of charge during the warranty period.

     Changes in our warranty liability, which is included as a component of "accrued expenses" on the Consolidated Balance Sheets, during the period follows:

Balance at January 1, 2002                                            $803
Accrual for warranty liability for revenues recognized in the period   576
Settlements made                                                      (409)
                                                                      -----
Balance at December 31, 2002                                          $970
                                                                      =====

NOTE 7.   SHORT-TERM  BANK  BORROWING

     On December 20, 2001 and as amended on March 27, 2002 and March 20, 2003, the Company maintained line of credit facilities from Silicon Valley bank for $15.0 million, secured against eligible receivables and inventory. The interest rate is prime plus 1.75% per annum and the facility expires on June 29, 2004. The loan is collateralized by a first priority perfected security interest in the Company's assets and has a covenant requiring the Company to maintain a minimum tangible net worth (calculated as the excess of total assets over total liabilities adjusted to exclude intangible assets and balances receivable from officers or affiliates and to exclude debt subordinated to Silicon Valley Bank) of $15 million. As of December 31, 2002, there was $7.8 million outstanding under this credit facility.

    On January 4, 2002, the Company received gross proceeds of $1.2 million under a secured loan with CitiCapital, a division of Citigroup. The loan is payable over 36 months, accrues interest of 8.75% per annum and is secured by two systems in the Company's demonstration lab. There was a $515,000 outstanding balance under this agreement at December 31, 2002.

NOTE 8.   COMMITMENTS  AND  CONTINGENCIES

     We maintain our headquarters, manufacturing and research and development operations in Sunnyvale, California. Our lease for approximately 100,000 square feet for our Sunnyvale facility expires in October 2012. Commencing in 2003, our annual rental expense will be $1,828,000, which includes $200,000 per year to recognize the impact of future rental increases on a straight-line basis. We also have leases for our sales and support offices in Seoul, South Korea and Tokyo, Japan. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed.

     At December 31, 2002, minimum lease payments required under these operating leases are as follows (in thousands):

     2003 . . . . . .    $   1,628
     2004 . . . . . .        1,628
     2005 . . . . . .        1,628
     2006 . . . . . .        1,653
     2007 . . . . . .        1,799
     Thereafter . . .        9,751
                         ---------
                         $  18,087
                         =========

     Rent expense was $1.0 million, $682,000 and $806,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Sublease rental income was $0, $596,000 and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. In September 2001, the sublease tenant terminated their sublease and we reclaimed the office space.


Legal  Proceedings


     On June 6, 2001, ASM America, Inc ("ASMA") filed a patent infringement action against Genus, Inc ("Genus"). ASMA's Complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 ("the '365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 ("the '590 Patent") entitled "Method For Growing Thin Films," which ASMA claims to own or exclusively license. The Complaint seeks monetary and injunctive relief. Genus served its answer to ASMA's complaint on August 1, 2001. Also on August 1, 2001, Genus counterclaimed against ASMA and ASM

International, N.V. ("ASMI") for (1) infringement of U.S. Patent No. 5,294,568 ("the '568 Patent") entitled "Method of Selective Etching Native Oxide"; (2) declaratory judgment that the '365 and '590 Patents are invalid, unenforceable, and not infringed by Genus; and (3) antitrust violations. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the Court issued an order granting ASMA leave to amend its complaint to add Dr. Sherman as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No. 4,798,165 ("the '165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow"), which ASMA claims to own. The court also severed and stayed discovery and trial of Genus' antitrust claims until after trial of the patent claims. On February 4, 2002, Genus served its Amended Answer to ASMA's amended complaint and counterclaimed against ASMA for declaratory judgment that the '165 Patent is invalid, unenforceable, and not infringed by Genus. On August 15, 2002, the Court issued a claim construction order regarding the '590, '365, and '598 Patents. A claim construction hearing regarding the '165 Patent was held on September 26, 2002, and the Court issued a claim construction ruling regarding this patent on November 13, 2002. On September 23, 2002 Genus filed motions for summary judgment on noninfringement regarding the '590 and '365 Patents. On November 20, 2002, the Court granted Genus' motion for summary judgment of noninfringement of the '365 Patent. On January 10, 2003, the Court granted Genus' motion for summary judgment of noninfringement of the '590 Patent. A hearing for dispositive motions on the remaining patent claims in the case is currently set for June 20, 2003, and trial on those claims is currently set for January 12, 2004. Management believes that the outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     We may in the future be party to litigation arising in the ordinary course of our business, including claims that we allegedly infringe third party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE  9.  CONVERTIBLE  NOTES  AND  WARRANTS

     On August 15, 2002, the Company raised $7.0 million, net of issuance costs, by issuing unsecured 7% convertible notes and warrants to purchase 2,761,000 shares of common stock.

     - $7.5 million of the convertible notes are convertible into common stock at a price of $1.42 per share and a $300,000 convertible note is convertible into common stock at a price of $1.25 per share. All convertible notes accrue interest at 7% per annum, payable semi-annually each February 15 and August 15, in cash or, at the election of the Company, in registered stock. The convertible notes are redeemable three years after issuance or may be converted into 5,521,000 shares of common stock prior to the redemption date at the election of the investors.

     - Warrants exercisable for 2,641,000 shares of common stock have an exercise price of $1.42 per share and warrants exercisable for 120,000 shares of common stock have an exercise price of $1.25 per share. All warrants are currently exercisable, expire on August 15, 2006 and are callable by the Company after one year if the common stock price exceeds 200% of the respective exercise prices. The Company determined the fair value of the warrants, using the Black Scholes option pricing model with a risk free intrest rate of 4.4 percent, volatility of 75%, a term of three years and no dividend yield.

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

     The net cash proceeds from the issuance of the convertible notes and warrants were recorded as follows (in thousands):

          Convertible note                                   $ 5,560
          Detachable warrants                                  1,312
          Beneficial conversion feature                          928
                                                             --------
                                                               7,800
          Other  asset, issuance costs                          (814)
                                                             --------
                                                             $ 6,986
                                                             ========

     The $2.2 million difference between the $5.6 million carrying value of the notes and the $7.8 million face value of the notes, representing the value of the warrants and the beneficial conversion feature, has been recorded as equity and the corresponding debt discount is accreted as interest expense over the three year term of the convertible notes, using the effective interest rate method.

     The Company incurred issuance costs of approximately $868,000, representing cash obligations of $814,000 and the Black Scholes value of $54,000 of a warrant to purchase 79,000 shares of common stock at $1.42 per share issued to a placement agent in connection with the transaction. These warrants are currently exercisable and expire on August 15, 2006. Issuance costs are deferred and amortized as interest expense over the stated term of the convertible notes.

     In the event of a change of control of the Company, the note holders may elect to receive repayment of the notes at a premium of 10% over the face value of the notes.

     During the fourth quarter of 2002, convertible notes with a face value of $675,000 were converted into 489,544 shares of common stock.


NOTE 10.  SHAREHOLDERS'  EQUITY

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

Warrants

     Shares subject to warrants to purchase common stock (in thousands, except per share amounts):

                          No. of Shares of                                          No. of Shares of
                           Common Stock                                               Common Stock
               Exercise   Underlying Warrants                                     Underlying Warrants on
Date issued      Price    Upon Date of Issuance             Reason                  December 31, 2002
-------------  ---------  -----------------  -----------------------------------  ----------------------
November 1999  $    2.39                25   Credit Facility Costs                                    25
May 2001       $    3.50           1,271(1)  - Warrants Issued to Investors                            -
May 2001       $    3.00                69   - Placement Agent (Financing Costs)                      69
May 2001       $    5.24               121   - Placement Agent (Financing Costs)                     121


January 2002   $    2.19             760(1)  - Warrants Issued to Investors                            -
January 2002   $    3.23               581   - Warrants Issued to Investors                          581
August 2002    $    1.42             2,641     Warrants Issued to Notes Holder                     2,341
August 2002    $    1.25               120     Warrants Issued to Notes Holder                       120
August 2002    $    1.42                79     Placement Agent (Financing Costs)                      79
                          -----------------                                       ----------------------
Totals                               5,667                                                         3,336
                          =================                                       ======================

     (1)  Exercised in full prior to December 31, 2002.

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

     In connection with the sale of common stock in May 2001, the Company issued warrants to purchase 1,461,525 shares of common stock with exercise prices ranging from $3.00 to $5.24. The warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where the Company makes distributions of common stock to its shareholders or effects a reclassification. In January 2002, warrants exercisable for 1,270,891 shares of common stock were adjusted and thereafter exercisable for an aggregate 760,203 additional shares of common stock. With the exception of certain warrants exercisable for 190,634 shares of common stock, the warrants issued in May 2001 have been exercised in full.

     In connection with the sale of common stock in January 2002, the Company issued warrants to purchase 580,696 shares of common stock at an exercise price of $3.23. The warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that the Company issues new shares at a price lower than the exercise price of the warrants, where the Company makes a distribution of common stock to its shareholders or effects a reclassification.

     In connection with the issuance of convertible notes and warrants in August 2002, the Company issued warrants to purchase 2,760,669 shares of common stock with exercise prices ranging from $1.25 to $1.42 to the note holders. The Company determined the fair value of these warrants to be $1.3 million, using the Black Scholes option-pricing model. Warrants to purchase 79,225 shares of common stock were issued to the placement agent. Based on the Black-Scholes option-pricing model, the fair market value of these warrants at the date of the grant was $54,000, which was capitalized as part of the issuance costs and is amortized to interest expense over the three-year life of the convertible notes.

Convertible  notes

     During 2002, the Company issued convertible notes with a face value of $7.8 million. These notes are convertible into common stock at the option of the note holder. The conversion price for $7.5 million is $1.42 per share of common stock and $1.25 per share of common stock for the remaining $300,000. During 2002, a note holder converted notes with a face value of $675,000. At December 31, 2002, the remaining notes with a face value of $7.1 million were convertible into 5,031,797 shares of common stock.

Shares  reserved  for  future  issuance

A summary of shares reserved for future issuance by the Company as of December 31, 2002 is as follows:

Exercise of warrants                                              3,336,224
Conversion of convertible notes                                   5,031,797
Stock options                                                     4,142,254
Employee Stock Purchase Plan                                         31,811
                                                                 ----------
                                                                 12,842,086
                                                                 ==========

Net Loss Per Share

     A reconciliation of the numerator and denominator of basic and diluted loss per share is as follows (in thousands, except per share data):

                                                                      YEAR ENDED DECEMBER 31,
                                                                   -----------------------------
                                                                     2002       2001      2000
                                                                   ---------  --------  --------

Loss attributable to common shareholders before cumulative effect of change in accounting principle:
  Numerator-Basic and diluted:
     Net loss attributable to common shareholders . . . . . . . .  $(11,620)  $(6,666)  $(2,881)
                                                                   =========  ========  ========
  Denominator-Basic and diluted:
    Weighted average common stock outstanding . . . . . . . . . .    26,934    21,163    18,937
                                                                   =========  ========  ========
  Basic and diluted net loss per share. . . . . . . . . . . . . .  $  (0.43)  $ (0.31)  $ (0.15)
                                                                   =========  ========  ========

Net loss attributable to common shareholders:
  Numerator-Basic and diluted:
     Net loss attributable to common shareholders . . . . . . . .  $(11,620)  $(6,666)  $(9,651)
                                                                   =========  ========  ========
  Denominator-Basic and diluted:
    Weighted average common stock outstanding . . . . . . . . . .    26,934    21,163    18,937
                                                                   =========  ========  ========
  Basic and diluted net loss per share. . . . . . . . . . . . . .  $  (0.43)  $ (0.31)  $ (0.51)
                                                                   =========  ========  ========

     Stock options to purchase 4,142,254 shares of common stock with a weighted average exercise price of $3.05 were outstanding on December 31, 2002, but were not included in the computation of diluted loss per share because the Company has a net loss for 2002. Warrants for the purchase of 3,336,224 shares of common stock with a weighted average exercise price of $1.89 were outstanding at December 31, 2002 but were not included in the computation of diluted loss per share because the Company has a net loss for 2002.

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

Stock  Option  Plan

     In March of 2000, the Company adopted the 2000 Incentive Stock Option Plan to replace the 1991 Incentive Stock Option Plan. The 1991 Incentive Stock Option Plan was scheduled to expire ten years after its adoption in 1991. Under the 2000 Incentive Stock Option Plan, the Board of Directors can grant incentive and nonstatutory stock options. The Board of Directors has the authority to determine to whom options will be granted, the number of options, the term and exercise price. The options are exercisable at times and increments as specified by the Board of Directors, and generally vest over a three-year period and expire five years from the date of grant. At December 31, 2002, the Company had reserved 6,503,006 shares of common stock for issuance under the 2000 Incentive Stock Option Plan, which included 700,000 and 1,000,000 shares added to the plan in 2001 and 2002, respectively. At December 31, 2002, a total of 210,360 shares remained available for future grants.

     Activity under the 1991 and 2000 Incentive Stock Option Plans is set forth in the table below:
(in  thousands,  except  per  share  data):

                                                                                                  Weighted
                            Available               Options Outstanding                           Average
                               For                  -------------------                           Exercise
                              Grant      Options      Price Per Share            Amount            Price
                            ----------  ---------  ---------------------  ---------------------  ---------
Balance, January 1, 2000          441      2,639   $   0.88  to    $8.00  $              5,563   $   2.11

   Granted                     (1,052)     1,052      2.25   to    15.75                 8,795       8.36
   Exercised                        -       (490)     0.88   to     3.22                (1,023)      2.09
   Terminated                     229       (229)     0.88   to    15.75                  (602)      2.63
   Authorized                     800          -        -            -                      -           -
                            ----------  ---------  ---------------------  ---------------------  ---------

Balance, December 31, 2000        418      2,972      0.88   to    15.75                12,733       4.28
   Granted                     (1,005)     1,005      1.59   to     6.83                 2,859       2.85
   Exercised                        -       (243)     2.02   to     7.32                  (521)      2.15
   Terminated                     356       (356)     2.02   to    15.75                (2,489)      6.99
   Authorized                     700          -        -            -                      -           -
                            ----------  ---------  ---------------------  ---------------------  ---------
Balance, December 31, 2001        469      3,378      0.88   to    15.75                12,582       3.72
   Granted                     (1,629)     1,629      1.07   to     2.89                 3,421       2.02
   Exercised                        -       (159)     0.88   to     3.03                  (324)      2.05
   Expired                       (336)         -        -            -                      -           -
   Terminated                     760       (706)     0.88   to     4.00                (3,044)      1.57
   Authorized                   1,000          -        -            -                      -           -
                            ----------  ---------  ---------------------  ---------------------  ---------

Balance, December 31, 2002        210      4,142   $  0.88  to    $15.75  $             12,635   $   2.11
                            ==========  =========  =====================  =====================  =========

     Options outstanding and currently exercisable by exercise price under the option plan at December 31, 2002 are as follows:

                                 Options Outstanding                    Options Exercisable
                  ---------------------------------------------  ------------------------------------
                               Weighted Avg.
Range of           Number        Remaining       Weighted Avg.     Number     Weighted Avg. Exercise
Prices           Outstanding  Contractual Life  Exercise Price   Exercisable      Exercise Price
---------------  -----------  ----------------  ---------------  -----------  -----------------------
$0.88 - $ 0.88       500,440              0.72  $          0.88      500,440  $                  0.88
 1.07 -   1.29       626,300              4.62             1.29       61,997                     1.27
 1.31 -   2.30       543,625              2.71             2.01      333,618                     1.88
 2.38 -   2.50       250,833              2.91             2.44      112,455                     2.44
 2.56 -   2.56       552,333              4.47             2.56       92,746                     2.56
 2.59 -   3.03       676,500              2.34             2.82      431,613                     2.91
 3.04 -   5.34       604,723              2.57             4.14      430,318                     4.05
 5.93 -  10.06       283,000              2.32             7.84      192,132                     7.85
11.69 -  11.69         1,000              2.31            11.69          667                    11.69
15.75 -  15.75       103,500              2.19            15.75       72,335                    15.75
---------------  -----------  ----------------  ---------------  -----------  -----------------------
$0.88 - $15.75     4,142,254              2.88  $          3.05    2,228,321  $                  3.28
===============  ===========  ================  ===============  ===========  =======================

     On January 24, 2001, the Company's Chief Executive Officer issued a full recourse promissory note for $151,000 in connection with the exercise of stock options. The note bears interest of 8% per annum and is repayable on January 24, 2004.

Employee  Stock  Purchase  Plan

     The Company has reserved a total of 3,250,000 shares of common stock for issuance under a qualified stock purchase plan, which provides substantially all Company employees with the right to acquire shares of the Company's common stock through payroll deductions. This total includes 300,000 shares added to the plan in each 2002 and 2001. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85% of fair market value at either the beginning of period or the end of each six-month purchase period. At December 31, 2002, 2,918,189 shares have been issued under the plan. The Company has issued 200,247, 261,177 and 287,971 shares in 2002, 2001 and 2000, respectively. At December 31, 2002, shares available for purchase under this plan were 331,811.

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

Stock  Compensation

     In 1998 and 1999, the Company granted options to outside consultants to purchase 23,000 and 5,000 shares of common stock, respectively. These options have exercise prices between $0.875 and $3.03 per share. The options vested over three years and expired between February 2001 and March 2002. The work was to be conducted over a 3-year period coinciding with the vesting of the options. Unvested options are to be forfeited if the consultants cease performing their work. The Company accounts for consultants options in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." In accordance with this standard, changes in the estimated fair value of these options are recognized as compensation expense in the period of the change. The Company recorded none, $16,000 and $218,000 as compensation expense relating to these options in 2002, 2001 and 2000, respectively.

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

NOTE 11.  EMPLOYEE  BENEFIT  PLAN

     During 1988, the Company adopted the Genus, Inc. 401(k) Plan (the "Benefit Plan") to provide retirement and incidental benefits for eligible employees. The Benefit Plan provides for Company contributions as determined by the Board of Directors that may not exceed 6% of the annual aggregate salaries of those employees eligible for participation. In 2002, 2001 and 2000, the Company contributed $174,000, $101,000, and $142,000, respectively, to the Benefit Plan.

NOTE 12.  OTHER  INCOME  (EXPENSE),  NET

     Other income (expense), net, comprises the following (in thousands):

                                             YEAR ENDED DECEMBER 31,
                                             ---------------------
                                              2002    2001    2000
                                             ------  ------  ------
     Foreign exchange, net . . . . . . . .      98     (27)    (58)
     Other, net. . . . . . . . . . . . . .     (18)    112      32
                                             ------  ------  ------
                                             $  80   $  85   $ (26)
                                             ======  ======  ======

NOTE 13.  INCOME TAXES

     Income tax expense for the years ended December 31, 2002, 2001 and 2000 was $538,000, $70,000 and $490,000, respectively.

     The components of income (loss) before income taxes were as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002       2001      2000
                                                        ---------  --------  --------
     Domestic loss before taxes . . . . . . . . . . . . $(11,407)  $(6,905)  $(3,829)
     Foreign income (loss) before taxes . . . . . . . .      325       309     1,438
                                                        ---------  --------  --------
     Loss before taxes and cumulative effect of change
     in accounting principle. . . . . . . . . . . . . . $(11,082)  $(6,596)  $(2.391)
                                                        =========  ========  ========

     The income tax expense for 2002, 2001 and 2000, respectively, was due to current foreign taxes.

     The Company's effective tax rate for the years ended December 31, 2002, 2001 and 2000 differs from the U.S. federal statutory income tax rate as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                      2002     2001     2000
                                                    -------  -------  -------
Federal  income tax at statutory rate . . . . . .     35.0%    35.0%    35.0%
Foreign income taxes. . . . . . . . . . . . . . .     (4.9)   ( 1.1)   (20.5)
Net operating loss not benefited. . . . . . . . .    (35.0)   (35.0)   (35.0)
                                                    -------  -------  -------
                                                    ( 4.9%)  ( 1.1%)  (20.5%)
                                                    =======  =======  =======

     Deferred  tax assets (liabilities) consist of the following (in thousands):

                                                          DECEMBER 31,
                                                     ----------------------
                                                       2002         2001
                                                     -----------  ---------
Deferred tax assets
  Depreciation and amortization . . . . . . . . . .  $    2,511   $  1,118
  Inventory, accounts receivable and other reserves       2,092      1,187
  Tax credits . . . . . . . . . . . . . . . . . . .       2,921      1,517
  Accrued expenses. . . . . . . . . . . . . . . . .       1,236        718
  Deferred revenue. . . . . . . . . . . . . . . . .       1,563      1,063
  Net operating loss carry forwards . . . . . . . .      33,900     32,446
                                                     -----------  ---------
                                                         44,223      8,049
  Deferred tax asset valuation allowance  . . . . .   (  44,223)   (38,049)
                                                     -----------  ---------
  Net deferred tax assets . . . . . . . . . . . . .  $      -     $      -
                                                     ===========  =========

     The deferred tax assets valuation allowance at December 31, 2002 and 2001 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on these factors, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's net deferred tax assets.

                                        TAX REPORTING   EXPIRATION DATES
                                        --------------  ----------------
     U.S. regular tax operating losses  $       97,234         2005-2021
     U.S. business tax credits                   2,921         2003-2021
     State net operating losses         $        9,102         2004-2005

Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carry-forwards and credits before utilization.

NOTE 14.  SEGMENT INFORMATION

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

     Revenues by geographical region for the years ended December 31, 2002, 2001, and 2000 were as follows (in thousands):

                                      YEAR ENDED DECEMBER 31,
                                     -------------------------
                                       2002     2001     2000
                                     -------  -------  -------
United States . . . . . . . . . . .  $11,199  $ 3,200  $ 3,095
South Korea . . . . . . . . . . . .   22,430   35,767   37,123
Japan . . . . . . . . . . . . . . .    2,758    3,089      149
Taiwan. . . . . . . . . . . . . . .       85    2,300        0
Europe. . . . . . . . . . . . . . .    3,295    2,706        0
Rest of world . . . . . . . . . . .        0    1,677      271
                                     -------  -------  -------
                                     $39,767  $48,739  $40,638
                                     =======  =======  =======

     The Company did not hold any material long-lived assets in countries other than the United States at December 31, 2002 and December 21, 2001.

Major  Customers

     In 2002, Samsung Electronics Company, Ltd, Seagate Technologies, Inc., IBM, and Asuka Project accounted for 58%, 24%, 7%, and 6% of revenues, respectively. In 2001, Samsung Electronics Company, Ltd, Read-Rite Corporation, NEC, Infineon and SCS accounted for 73%, 7%, 6%, 6% and 5% of revenues, respectively. In 2000, Samsung Electronics Company, Ltd. and Micron Technology, Inc. accounted for 91% and 5% of revenues, respectively.

NOTE 15.  RELATED  PARTY  TRANSACTIONS

     Mario Rosati, a board member of the Company, is also a partner of Wilson, Sonsini, Goodrich & Rosati, the general counsel of the Company. In 2002, 2001 and 2000, the Company incurred $630,000, $781,000 and $224,000 in legal costs, respectively, and paid approximately $1.1 million, $57,000 and $222,000, respectively, to Wilson Sonsini Goodrich & Rosati. At December 31, 2002, the Company owed approximately $297,000 to Wilson Sonsini Goodrich & Rosati.

ITEM 15  (a) 2.  FINANCIAL STATEMENT SCHEDULE


REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Genus, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 7, 2003, except as to the first paragraph of Note 7, which is as of March 20, 2003, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/  PRICEWATERHOUSECOOPERS  LLP
--------------------------------
PricewaterhouseCoopers  LLP

San Jose, California
February 7, 2003

Genus, Inc.

Schedule II "Valuation and Qualifying Accounts"


----------------------------------------------------------------------------------------
Description                        Balance at     Additions     Deductions   Balance at
                                  Beginning of    Charged to     Charged       to end
                                     Period       costs/exp       Other       of period
----------------------------------------------------------------------------------------
2002
Allowance for doubtful accounts   $          69  $         5   $         5   $        69
Allowance for excess and
obsolete inventory                        2,115        2,190             0         4,305
Deferred tax valuation allowance         38,049        6,174             0        44,223

2001
Allowance for doubtful accounts   $         363  $         0   $       294   $        69
Allowance for excess and
obsolete inventory                        2,830          317        (1,032)        2,115
Deferred tax valuation allowance         30,826        7,223             0        38,049

2000
Allowance for doubtful accounts   $         551  $         0   $       188   $       363
Allowance for excess and
obsolete inventory                        2,445          400            15         2,830
Deferred tax valuation allowance         32,923       (2,097)            0        30,826
----------------------------------------------------------------------------------------

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 27th day of March 2003

                                         GENUS, INC.


                                          By:  /s/ Shum Mukherjee
                                               ---------------------------------
                                                       Shum  Mukherjee
                                               Executive Vice President, Finance
                                                   Chief Financial Officer


     POWER  OF  ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shum Mukherjee and William W R Elder, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                   TITLE                      DATE
-----------------------  ----------------------------------  --------------
/s/ William W.R. Elder   Chairman of the Board, President    March 27, 2003
-----------------------  and Chief Executive Officer
William W.R. Elder       (principal executive officer)

/s/ Shum Mukherjee       Executive Vice President, Finance   March 27, 2003
-----------------------  Chief Financial Officer
Shum Mukherjee           (principal financial officer and
                         principal accounting officer)

/s/G. Frederick Forsyth  Director                            March 27, 2003
-----------------------
G. Frederick Forsyth

/s/ Todd S. Myhre        Director                            March 27, 2003
-----------------------
Todd S. Myhre

/s/ Mario M. Rosati      Director                            March 27, 2003
-----------------------
Mario M. Rosati

/s/ George D. Wells      Director                            March 27, 2003
-----------------------
George D. Wells


/s/Robert J. Richardson  Director                            March 27,2003
-----------------------
Robert J. Richardson

Sarbanes-Oxley  Section  302(a)  Certifications

I, William W.R. Elder, certify that:

1.   I  have  reviewed  this  annual  report  on  Form  10-K  of  Genus,  Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003
                                        /s/ William W. R. Elder
                                        ---------------------------
                                        William W.R. Elder
                                        Chief Executive Officer

I,  Shum  Mukherjee,  certify  that:

     1.   I  have  reviewed  this  annual  report  on  Form 10-K of Genus, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003
                                        /s/ Shum Mukherjee
                                        --------------------
                                        Shum Mukherjee
                                        Chief Financial Officer

                                  GENUS, INC.

ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2002

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

4.3 Registration Rights Agreement, dated February 2, 1998, among the Registrant and the Investors (14)

4.4 Certificate of Determination of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (14)

4.5 Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Preferred Stock (17)

4.6       Redemption  and  Exchange  Agreement,  dated  July 16, 1998, among the
          Registrant  and  the  Investors  (17)

4.7 Registration Rights Agreement, dated January 17, 2002, as amended, amongst the Registrant and the Investors (20)

4.8       Securities  Purchase  Agreement  dated July 31, 2002 among the Company and  the  Purchasers  signatory  thereto.  (21)

4.9 Resale Registration Rights Agreement dated August 14, 2002 among the Company and the Purchasers signatory thereto. (21)

4.10      7%  Convertible Subordinated Note Due 2005 dated August 14, 2002. (21)

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

-----------------------------
(1)  Incorporated  by  reference  to  the  exhibit  filed  with  Registrant's
     Registration Statement on Form S-1 (No. 33-23861) filed August 18, 1988, and amended on September 21, 1988, October 5, 1988, November 3, 1988, November 10, 1988, and December 15, 1988, which Registration Statement became effective November 10, 1988.

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

(19) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 21, 2000.

(20) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated January 25, 2002.

(21) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated August 20, 2002.