Form 10-Q
period 2003-03-31
GENUS INC
filed 2003-05-15
CIK 837913

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]     Quarterly  report  pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934
For  the  quarterly  period  ended  March  31,  2003  or

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

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes     No  X
                                                        ---    ---

As of April 30, 2003, the issuer had 28,956,073 shares of common stock outstanding.

================================================================================

                                   GENUS, INC.
                                    FORM 10-Q
                                      INDEX


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


PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

Condensed  Consolidated  Statements  of  Operations
for  the  three  months  ended  March  31,  2003  and  March  31,  2002      4

Condensed  Consolidated  Balance  Sheets  as  of  March  31,  2003
and  December  31,  2002                                                     5

Condensed  Consolidated  Statements  of  Cash  Flows
for  the  three  months  ended  March  31,  2003  and  March  31,  2002      6

Notes  to  Condensed  Consolidated Financial Statements                      7

Item  2.  Management's  Discussion  and  Analysis
of  Financial  Condition  and  Results  of  Operations                      17

Item  3. Quantitative and Qualitative Disclosures About Market Risk         30

Item  4.  Controls  and  Procedures                                         31

PART  II.  OTHER  INFORMATION

Item  6:  Exhibits  and  Reports  on  Form  8-K                             31

Signatures                                                                  34

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                          GENUS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 THREE MONTHS ENDED
                                                    MARCH  31,
                                                  2003      2002
                                                 -------  --------
Net sales                                        $17,695  $ 9,591
Costs and expenses:
  Cost of goods sold                              11,577    7,467
  Research and development                         2,113    2,185
  Selling, general and administrative              3,174    3,436
                                                 -------  --------
Income (loss) from operations                        831   (3,497)

Other expenses, net                                  423      255
                                                 -------  --------

Net income (loss)                                $   408  $(3,752)
                                                 =======  ========

Net income (loss) per share:
  Basic                                          $  0.01  $ (0.15)
  Diluted                                        $  0.01  $ (0.15)

Shares used in per share calculation - basic      28,913   25,249
                                                 =======  ========
Shares used in per share calculation - diluted    30,532   25,249
                                                 =======  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (IN THOUSANDS)


                                                        MARCH 31,    DECEMBER 31,
                                                          2003           2002
                                                       -----------  --------------
ASSETS
Current Assets:
  Cash and cash equivalents                            $   12,483   $      11,546
  Accounts receivable (net of allowance for doubtful
    accounts of $69 in 2003 and $69 in 2002)               14,050           7,505
  Inventories                                              12,766          11,405
  Other current assets                                      1,442           1,336
                                                       -----------  --------------
    Total current assets                                   40,741          31,792
Equipment, furniture and fixtures, net                      8,853           8,661
Other assets                                                1,238           1,057
                                                       -----------  --------------
    Total assets                                       $   50,832   $      41,510
                                                       ===========  ==============

LIABILITIES
Current Liabilities:
  Short-term bank borrowings                           $   10,074   $       7,813
  Accounts payable                                          7,109           6,498
  Accrued expenses                                          3,974           3,064
  Deferred revenue                                          8,099           2,713
  Customer advances                                         1,151           1,809
  Long-term liabilities, current portion                      253             245
                                                       -----------  --------------
    Total current liabilities                              30,660          22,142

Convertible notes                                           5,451           5,301
Long-term liabilities                                         183             270
                                                       -----------  --------------
    Total liabilities                                      36,294          27,713
                                                       -----------  --------------
Contingencies (see note on legal proceeding)

SHAREHOLDERS' EQUITY
Common stock, no par value:
  Authorized 50,000 shares;
    Issued and outstanding 28,945 shares in
    2003 and 28,621 in 2002                               124,335         123,890
  Accumulated deficit                                    (107,401)       (107,809)
  Note receivable from shareholder                           (151)           (151)
  Accumulated other comprehensive loss                     (2,245)         (2,133)
                                                       -----------  --------------
    Total shareholders' equity                             14,538          13,797
                                                       -----------  --------------
    Total liabilities and shareholders' equity         $   50,832   $      41,510
                                                       ===========  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                               2003      2002
                                                             --------  --------
Cash flows from operating activities:
  Net income (loss)                                          $   408   $(3,752)
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    Depreciation and amortization                                809       895
    Provision for excess and obsolete inventories and
       lower of cost or market                                   100       368
    Amortization of deferred finance costs                       222         -
    Write-off of fixed assets                                     36         -
    Changes in assets and liabilities:
      Accounts receivable                                     (6,545)    1,059
      Inventories                                             (1,691)    3,605
      Other current assets                                      (706)      396
      Other assets                                              (253)     (181)
      Accounts payable                                           611    (2,743)
      Accrued expenses                                           252      (844)
      Deferred revenue and customer deposits                   5,386      (474)
                                                             --------  --------
      Net cash used in operating activities                   (1,371)   (1,671)
                                                             --------  --------
Cash flows from investing activities:
  Acquisition of equipment, furniture and fixtures              (207)     (275)
                                                             --------  --------
      Net cash used in investing activities                     (207)     (275)
                                                             --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                         445     7,971
  Proceeds (payments) from short-term bank borrowings, net     2,261      (633)
  Proceeds from debt                                               -     1,200
  Payments for debt                                              (79)     (228)
                                                             --------  --------
      Net cash provided by financing activities                2,627     8,310
                                                             --------  --------
Effect of exchange rate changes on cash                         (112)       49
                                                             --------  --------
Net increase (decrease) in cash and cash equivalents             937     6,413
Cash and cash equivalents, beginning of period                11,546     3,043
                                                             --------  --------
Cash and cash equivalents, end of period                     $12,483   $ 9,456
                                                             ========  ========
Supplemental cash flow information
  Cash paid during the period for:
  Interest                                                   $   319   $    70
  Income taxes                                               $   151   $     -
  Non-cash investing and financing activities
  Transfer of inventory to fixed assets                      $   525   $     -
  Transfer of fixed assets to inventory                      $   295   $     -
  Transfer of prepaids to fixed assets                       $   600   $     -

    The accompanying notes are an integral part of these condensed consolidated financial statements.

BASIS  OF  PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. These financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

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

LIQUIDITY

          The Company has an accumulated deficit of $107 million and cash used in operations of $1.4 million during the three months ended March 31, 2003. The Company is in the process of executing its business strategy and has plans to eventually achieve profitable operations on an ongoing basis. Management believes that existing cash, cash generated by operations, and available financing will be sufficient to meet projected working capital, capital expenditure and other cash requirements for the next twelve months. Management cannot provide assurances that its cash and its future cash flows from operations alone will be sufficient to meet operating requirements and allow the Company to service debt and repay any underlying indebtedness at maturity. If the Company does not achieve anticipated cash flows, we may not be able to meet planned product release schedules and forecast sales objectives. In such event the Company will require additional financing to fund on-going and planned operations and may need to implement expense reduction measures. In the event the Company needs additional financing, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company.

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

     A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                        2003      2002
                                      --------  --------
Basic:
Net income (loss)                     $    408  $(3,752)
                                      ========  ========
  Weighted average common shares
  outstanding                           28,913   25,249
                                      ========  ========
  Basic net income (loss) per share   $   0.01  $ (0.15)
                                      ========  ========

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                        2003      2002
                                       -------  --------
Diluted:
  Net income (loss)                    $   408  $(3,752)
  Weighted average common shares
  outstanding                           28,913   25,249
  Effect of dilutive stock options         648        -
  Effect of dilutive warrants              971        -
                                       -------  --------
                                        30,532   25,249
                                       =======  ========

 Diluted net income (loss) per share   $  0.01  $ (0.15)
                                       =======  ========

     Stock options, warrants and convertible debt to purchase approximately 7,764,121 shares of common stock were outstanding during the three months ended March 31, 2003, but were not included in the computation of diluted net earnings per share because of the anti-dilutive effects.

     Stock options and warrants to purchase approximately 5,678,959 shares of common stock were outstanding during the three months ended March 31, 2002, but were not included in the computation of diluted net loss per share because the Company had a net loss for the three months ended March 31, 2002.

Stock Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions
Involving Stock Compensation." Generally, the Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized in the Company's statements of operations. Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and is as follows for the three months ended March 31, 2003 and 2002 (in thousands, except per share data):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                       2003      2002
                                                      -------  --------
  Net income (loss), as reported                      $  408   $(3,752)
  Add:  Stock -based employee compensation recorded        -         -
  Deduct: Total stock-based employee compensation
  expense determined using a fair value based method
  for all awards, net of related tax effects            (703)     (794)
                                                      -------  --------
    Pro forma net loss attributable to common
  shareholders                                        $ (295)  $(4,546)
                                                      =======  ========

Earnings per share
  Basic - as reported                                 $ 0.01   $ (0.15)
  Basic - pro forma                                   $(0.01)  $ (0.18)
  Diluted - as reported                               $ 0.01   $ (0.15)
  Diluted - as pro forma                              $(0.01)  $ (0.18)

The above pro forma effects on net loss may not be representative of the effects on future results as options granted typically vest over several years and additional option grants are expected to be made in future years.
     The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2003, and 2002;

                             THREE MONTHS ENDED
                                  MARCH 31,
                               2003      2002
                            ---------  ---------
  Risk free interest rates  2.17%      3.83%
  Expected life             3.0 years  3.0 years
  Expected volatility       100%       107%
  Expected dividend yield   0%         0%

     The weighted average fair value of options granted in the three months ended March 31, 2003 and 2002 was $1.63 and $1.76, respectively.

     The  fair  value  of  the  employees' stock purchase rights under the 1989
Employee Stock Purchase Plan was estimated using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2003 and 2002.

                             THREE MONTHS ENDED
                                  MARCH 31,
                               2003       2002
                            ---------  ---------
  Risk free interest rates  1.10%      1.21%
  Expected life             0.5 years  0.5 years
  Expected volatility       93%        123%
  Expected dividend yield   0%         0%

     The weighted average fair value of those purchase rights granted in the three months ended March 31, 2003 and 2002 was $0.82 and $1.18, respectively.

REVENUE  RECOGNITION.

     The Company derives revenue from the sale and installation of semiconductor manufacturing systems and from engineering services and the sale of spare parts to support such systems.

     Equipment selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. Effective January 1, 2000, at which time the Company did not have verifiable objective evidence of the fair value of installation services, the Company commenced deferring recognition of revenue from such equipment sales until installation was complete and the product was accepted by the customer to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101. In the third quarter of 2002, the Company established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multiple-element arrangements prior to completion of installation services.
Accordingly, under SAB 101, if Genus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with undelivered elements such as installation and on-site support related tasks is recognized for installation when the installation is completed and the customer accepts the product and for on-site support as the support service is provided. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, revenue is recognized when installation is complete and the customer accepts the product. Revenues can fluctuate significantly as a result of the timing of customer acceptances. At March 31, 2003 and December 31, 2002, the Company had deferred revenue of $8.1 million and $2.7 million, respectively.

     Revenues from sale of spare parts are generally recognized upon shipment. Revenues from engineering services are recognized as the services are completed over the duration of the contract.

SHORT-TERM  BANK  BORROWINGS

          As of December 20, 2001 and as amended on March 26, 2002 and March 20, 2003, the Company maintains line of credit facilities for a maximum of $15 million, based on eligible receivables and inventory. The interest rate is prime plus 1.75% per annum and the facility expires on June 29, 2004. The loan is collateralized by a first priority perfected security interest in the Company's assets and has a covenant requiring the Company to maintain a minimum tangible net worth (calculated as the excess of total assets over total liabilities adjusted to exclude intangible assets and balances receivable from officers or affiliates and to exclude debt subordinated) of $15 million. As of March 31, 2003, there was $10 million outstanding under this credit facility.

    On January 4, 2002, the Company received gross proceeds of $1.2 million under a secured loan, which is payable over 36 months, accrues interest of 8.75% per annum and is secured by two systems in the Company's demonstration lab. There was $436,000 outstanding at March 31, 2003.

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

     - Warrants exercisable for 2,641,000 shares of common stock have an exercise price of $1.42 per share and warrants exercisable for 120,000 shares of common stock have an exercise price of $1.25 per share. All warrants are currently exercisable, expire on August 15, 2006 and are callable by the Company after one year if the common stock price exceeds 200% of the respective exercise prices. The Company determined the fair value of the warrants, using the Black Scholes option pricing model with a risk free interest rate of 4.4 percent, volatility of 75%, a term of three years and no dividend yield.

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

     The Company incurred issuance costs of approximately $868,000, representing cash obligations of $814,000 and warrants with a Black Scholes value of $54,000 to purchase 79,000 shares of common stock at $1.42 per share issued to a placement agent in connection with the transaction. In the first quarter ending March 31, 2003, 15,000 shares were issued related to these warrants. The remaining warrants are currently exercisable and expire on August 15, 2006. Issuance costs are deferred and amortized as interest expense over the stated term of the convertible notes; accordingly, the Company recorded interest costs of $72,000 during the three months ended March 31, 2003. The remaining deferred issuance costs at March 31, 2003 was $692,000.

                                       Convertible    Other Asset,
                                          Note       Issuance Costs
                                      -------------  ---------------
Balance at issuance, August 15, 2002  $      5,560            ($868)
Conversions                                   (675)               -
Accretion and amortization                     416              104
                                      -------------  ---------------
Balance at December 31, 2002                 5,301             (764)
Conversions                                      -                -
Accretion and amortization                     150               72
                                      -------------  ---------------

Balance at March 31, 2003             $      5,451            ($692)
                                      =============  ===============

     In the event of a change of control of the Company, the note holders may elect to receive repayment of the notes at a premium of 10% over the face value of the notes.

     During the fourth quarter of 2002, convertible notes with a face value of $675,000 were converted into 489,544 shares of common stock.

     During the first quarter of 2003, warrants were exercised for an aggregate of 315,000 shares of common stock.

INVENTORIES

     Inventories  comprise  the  following  (in  thousands):

                                   MARCH 31,   DECEMBER 31,
                                      2003         2002
                                   ----------  -------------
Raw materials and purchased parts  $    3,806  $       4,493
Work in process                         2,881          3,417
Finished goods                            482            175
Inventory at customers' locations       5,597          3,320
                                   ----------  -------------
                                   $   12,766  $      11,405
                                   ==========  =============

     Inventory at customers' locations represent the cost of systems shipped to customers for which we are awaiting customer acceptance.

ACCRUED  EXPENSES

     Accrued  expenses  comprise  the  following  (in  thousands):

                                                     MARCH 31,   DECEMBER 31,
                                                        2003         2002
                                                     ----------  -------------
System warranty                                      $    1,290  $         970
Accrued compensation, commissions and related items         638            509
Federal, state and foreign income taxes                     595            751
Accrued sales tax                                           438             72
Accrued legal expenses                                      434            129
Deferred rent                                               212            162
Other                                                       367            471
                                                     ----------  -------------
                                                     $    3,974  $       3,064
                                                     ==========  =============

     Genus adopted Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others" (FIN 45) during the first fiscal quarter of 2003. FIN 45 requires disclosures concerning Genus' obligations under certain guarantees.

     The Company's warranty period terminates for material coverage in twenty-four months and for labor coverage in twelve months after the warranty period begins, but in any event no later than twenty-seven months from the product shipment date for material coverage and fifteen months for labor coverage, unless otherwise stated in the quotation. The Company provides labor for all product repairs and replacement parts, excluding consumable items, free of charge during the warranty period.

     Changes in the warranty reserves during the first fiscal quarter of 2003 were as follows (in thousands):

Balance,  December  31,  2002                                         $ 970,000
Accrual for warranty liability for revenues recognized in the period    455,000
Settlements  made                                                      (135,000)
                                                                     -----------
Balance, March 31, 2003                                              $1,290,000
                                                                     ===========

COMMON  STOCK  AND  WARRANTS

     On January 25, 2002, the Company sold 3,871,330 shares of common stock, and warrants to purchase 580,696 shares of common stock, for aggregate proceeds of approximately $7.9 million. The warrants issued to the purchasers in the private placement are exercisable for $3.23 per share and the warrants have a five-year term.

     In the May 2001 private placement transaction the Company issued warrants to purchase 1,270,891 shares of Company Common Stock (the "May 2001 Warrants"), at an exercise price of $3.50 per share. As a result of the January 25, 2002 financing, and pursuant to the terms of the May 2001 Warrants, the Company reduced the exercise price for the May 2001 Warrants from $3.50 per share to $2.19 per share and increased the underlying shares to an aggregate of 2,031,094 shares. The May 2001 Warrants have now been exercised. May 2001 Warrants representing 610,872 shares were exercised for cash in an aggregate amount of approximately $1.3 million and the remaining May 2001 Warrants representing 1,420,224 shares were exercised on a cash-less basis. The Company issued a total of 642,295 shares as a result of the cash-less exercise of May 2001 Warrants pursuant to the terms therein.

     In August 2002, the Company completed a $7.8 million financing in a private placement of subordinated notes convertible into common stock and warrants convertible into or exercisable for common stock. Refer to the Convertible Notes and Warrants footnote for further information.

RELATED  PARTY  TRANSACTIONS

     Mario M. Rosati, a Director of the Company is also a partner of Wilson Sonsini Goodrich & Rosati, the general counsel of the Company. During the first quarters of 2003 and 2002, the Company paid $138,000 and $108,000, respectively, to Wilson Sonsini Goodrich & Rosati. At March 31, 2003, the Company owed approximately $189,000 to Wilson Sonsini Goodrich & Rosati.

COMPREHENSIVE  INCOME  (LOSS)

     The following are the components of comprehensive income (loss) (in thousands):

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                             2003        2002
                                          -----------  --------
Net income (loss)                         $      408   $(3,752)
Foreign currency translation adjustment.        (112)       49
                                          -----------  --------
  Comprehensive income (loss)             $      296   $(3,703)
                                          ===========  ========

     The components of accumulated other comprehensive loss is as follows (in thousands):

                                   MARCH 31  DECEMBER 31
                                     2002       2002
                                   --------  -----------
Cumulative translation adjustment  $(2,245)  $   (2,133)
                                   ========  ===========

LEGAL  PROCEEDINGS

     On June 6, 2001, ASM America, Inc. ("ASMA") filed a patent infringement action against Genus, Inc. ASMA's Complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 (the "365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 (the "590 Patent") entitled "Method For Growing Thin Films," which ASMA claims to own or exclusively license. The Complaint seeks monetary and injunctive relief. Genus served its Answer to ASMA's complaint on August 1, 2001. Also on August 1, 2001, Genus counterclaimed against ASMA and ASM International, N.V. ("ASMI") for
(1) infringement of U.S. Patent No. 5,294,568 (the "568 Patent") entitled "Method of Selective Etching Native Oxide"; (2) declaratory judgment that the '365 and '590 Patents are invalid, unenforceable, and not infringed by Genus; and (3) antitrust violations. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the Court issued an order granting ASMA leave to amend its complaint to add Dr. Sherman as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No 4,798,165 (the "165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow", which ASMA claims to own. The Court also severed and stayed discovery and trail of Genus' antitrust claims until after the trial of the patent claims. On February 4, 2002, Genus served its Amended Answer to ASMA's amended complaint and counterclaimed against ASMA for declaratory judgment that the '165 Patent is invalid, unenforceable, and not infringed by Genus. On August 15, 2002, the Court issued a claim construction order regarding the '590, '365, and 598' Patents. A claim construction hearing regarding the '165 Patent was held on September 26, 2002, and the Court issued a claim construction ruling regarding this patent on November 13, 2002. On September 23, 2002 Genus filed motions for summary judgment on noninfringement regarding the '590 and '365 Patents. On November 20, 2002, the Court granted the Genus motion for summary judgment on noninfringement of the '365 Patent. On January 10, 2003, the Court granted Genus' motion for summary judgment on the '590 Patent.

     On April 11, 2003, Genus settled its lawsuit with ASMI (the "Settlement"). Under the terms of the Settlement, Genus gained a royalty-free license to each of the patents ASMI asserted in the litigation, including both ALD patents as well as Patent '165. By specific agreement of the parties, these licenses are applicable to Genus' successors and affiliates. Genus has likewise obtained a covenant from ASMI that it will not sue Genus for patent infringement or antitrust violations for the next five years.

     In return, Genus has granted ASMI and its successors and affiliates a royalty-free license to the patent Genus asserted in the litigation, Patent '568, and has agreed to dismiss its antitrust claims against ASMI. Genus has also agreed not to sue ASMI for patent infringement or antitrust violations for the next five years.

     No payments have been made by either Genus or ASMI in exchange for these licenses and the covenant not to sue. However, under the terms of the Settlement, ASMI has the right to pursue an appeal of the District Court's judgments of non-infringement regarding the ALD patents. The agreement specifies that if the Federal Circuit vacates either of the existing judgments related to the ALD patents based on a change in the District Court's claim construction, Genus will pay ASMI $1 million for the royalty-free licenses to the ALD patents it has been granted under the agreement.

RECENT  ACCOUNTING  PRONOUNCEMENTS

          In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provision of FIN No. 45 for the year ended December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the consolidated financial statements for the three months ended March 31, 2003.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.
Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2002 and have adopted the interim disclosure provisions for quarterly financial reports starting quarter ending March 31, 2003. As the adoption of this standard involves disclosures only, we do not expect a material impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows for the three months ended March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information contained in this Quarterly Report on Form 10-Q is forward- looking in nature. All statements included in this Quarterly Report on Form 10- Q or made by management of Genus, Inc., other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management's estimates and projections as of the date hereof and include the assumptions that underlie such statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should", "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled "Risk Factors." Other risks and uncertainties are disclosed in the Company's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended
December 31, 2002. These and many other factors could affect the Company's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

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

Equipment selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. Effective January 1, 2000, the Company did not have verifiable objective evidence of the fair value of installation services. The Company generally defers recognition of revenue from equipment sales until installation is complete and the product is accepted by the customer. In the third quarter of 2002, the Company established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multiple-element arrangements prior to completion of installation services. Accordingly, if Genus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with undelivered elements such as installation and on-site support related tasks is recognized for installation when the installation is completed and the customer accepts the product and for on-site support as the support service is provided. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, revenue is recognized when installation is complete and the customer accepts the product. Revenues can fluctuate significantly as a result of the timing of customer acceptances. At March 31, 2003 and 2002, the Company had deferred revenue of $8.1 million and $6.9 million, respectively.

Revenues from sale of spare parts are generally recognized upon shipment. Revenues from engineering services are recognized as the services are completed over the duration of the contract.

Accrual  for  warranty  expenses

The Company generally provides one-year labor and two-year material warranty on its products. Warranty expenses are accrued at the time that revenue is recognized from the sale of products. At present, based upon historical experience, the Company accrues material warranty equal to 2% and 5% of shipment value for its 200mm and 300mm products, respectively, and labor warranty equal to $20,000 per system for both its 200mm and 300mm products. At the end of every quarter, the Company reviews its actual spending on warranty and reassesses if its accrual is adequate to cover warranty expenses on the systems in the field which are still under warranty. Differences between the required accrual and recorded accrual are charged or credited to warranty expenses for the period. At March 31, 2003 and 2002, the Company had accrued $1,290,000 and $968,000, respectively, for material and labor warranty obligations. Actual results could differ from estimates. In the unlikely event that a problem is identified that would result in the need to replace components on a large scale, we would experience significantly higher expenses and our results of operations and financial condition could be materially and adversely effected.

Valuation  of  Inventories

Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We write down inventories to net realizable value based on forecasted demand and market conditions. Raw material and purchased parts include spare parts inventory for systems were $3.8 million and $4.2 million at March 31, 2003 and 2002, respectively. The forecasted demand for spare parts takes into account the Company's obligations to support systems for periods that are as long as five years.

Actual demand and market conditions may be different from those projected by the Company. This could have a material effect on operating results and financial position. At March 31, 2003 and 2002, the Company increased its inventory reserve by $100,000 and $368,000, respectively.

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

RESULTS  OF  OPERATIONS

     NET SALES. Net sales for three months ended March 31, 2003 of $17.7 million represented a increase of 84% when compared to net sales of $9.6 million for the same quarter of 2002, and increased 57% sequentially from $11.3 million in the fourth quarter of 2002. Two 300 mm ALD system, three 200 mm ALD system and one 200 mm CVD system were recognized as revenue in the first quarter of 2003. First quarter of 2002 revenues consisted of one 300 mm CVD system, one 300 mm ALD system, one 200 mm CVD system. In the fourth quarter of 2002, one 300 mm CVD system, one 200 mm CVD system and one 200 mm ALD system were recognized as revenue.

     COST OF GOODS SOLD. Cost of goods sold for the three months ended March 31, 2003 was $11.6 million, compared to $7.5 million for the same period in 2002. Cost of goods was $8.7 million in the fourth quarter of 2002. Gross profit as a percentage of revenues was 35 % in the first quarter of 2003 compared to 22% in the same period of 2002. Gross profit as a percentage of revenue was 23% in the fourth quarter of 2002. The higher gross profit percentages in the first quarter of 2003 was a direct result of increasing production volumes and manufacturing efficiencies compared to the first quarter of 2002 and the fourth quarter of 2002. First quarter 2002 cost of sales also included $368,000 of inventory reserves and fourth quarter 2002 cost of sales included $1,227,000 of inventory reserves compared to first quarter of 2003, when $100,000 reserves were recorded.

     RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses for the quarter ended March 31, 2003 was $2.1 million, compared with $2.2 million for the same period in 2002. Research and development expenses for the fourth quarter of 2002 were $1.9 million. As a percent of net sales, research and development expenses were 12%, 23% and 17% in the first quarter of 2003, first quarter of 2002 and fourth quarter of 2002, respectively. The dollar decrease in the first quarter of 2003 when compared to 2002 was mainly due to the decrease in headcount.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses were $3.2 million in the first quarter of 2003 compared to $3.4 million in the first quarter of 2002 and $2.4 million in the fourth quarter of 2002. As a percent of net sales, selling, general and administrative expenses were 18%, 36% and 21 % in the first quarter of 2003, first quarter of 2002 and fourth quarter of 2002, respectively. The increase in selling, general and administrative expenses in the first quarter of 2003 when compared to the fourth quarter of 2002 was mainly due to an increase in professional fees of $617,000 including increase in legal fees of $356,000 primarily related to settlement of the "ASMI" lawsuit and increases in sales commission of $71,000 due to an increase in sales.

     OTHER INCOME (EXPENSE), NET. Other expenses for the first quarter of 2003 were $423,000 compared to $255,000 in first quarter of 2002. The increase in other expenses in first quarter of 2003 compared to the first quarter of 2002 was primarily related to interest charges of $347,000 on convertible notes. The convertible notes were issued in the third quarter of 2002. The interest expenses in first quarter of 2003 was partially offset by increase in other income of $76,000, comprised of interest income from cash deposits of $22,000 and currency exchange gain of $54,000 whereas in the first quarter of 2002 total other income was $44,000

     PROVISION FOR INCOME TAXES. We did not record any provision for income taxes for the three months ended March 31, 2003 for U.S as we have enough federal loss carry-forwards to cover net income recorded in U.S for the quarter ended March 31, 2003. We did not record any provision for income taxes for the three months ended March 31, 2002. We provide for a full valuation allowance against the tax benefit associated with the losses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2003, our cash and cash equivalents were $12.5 million, an increase of $1.0 million over cash and cash equivalents of $11.5 million held as of December 31, 2002. Cash used by operating activities totaled $1.4 million for the three months ended March 31, 2003, and consisted primarily of net increase in customer accounts receivables of $6.5 million due to an increase in sales and increase of inventories $1.7 million for building future shipments, partially offset by depreciation and amortization expenses of $1.0 million and increase in deferred revenue and customer deposits of $5.4 million because of an increase in shipments.

     Financing activities provided cash of $2.6 million for the three months ended March 31, 2003 and primarily consists of net proceeds from short-term bank borrowings compared with $8.3 million for the three months ended March 31, 2002. The increase in cash provided from financing activities in the first quarter of 2002 was mainly due to $8 million of proceeds received from a sale of common stock and warrants to purchase common stock.

     We made capital expenditures of $207,000 for the three months ended March 31, 2003. These expenditures were primarily related to purchase of property, plant and equipment

     Our primary source of funds at March 31, 2003 consisted of $12.5 million in cash and cash equivalents, $14.1 million of accounts receivable and a credit line of $15 million with Silicon Valley Bank, of which $10 million is outstanding at March 31, 2003.

     A summary of our contractual obligations as of March 31, 2003 is as follows (in thousands):

                              Less than                                      After
                       Total  Revolving     1 year    1-3 years  4-5 years  5 years
-------------------  --------  ---------  ----------  ---------  ---------  -------
Silicon Valley Bank  $ 10,074  $  10,074  $        -  $       -  $       -  $     -
Citicapital       .       436        N/A         253        183          -        -
Convertible Notes*      7,125        N/A           -      7,125          -        -
Operating Leases       17,680        N/A       1,628      4,946      3,768    7,338
                     --------  ---------  ----------  ---------  ---------  -------
                     $ 35,315  $  10,074  $    1,881  $  12,254  $   3,768  $ 7,338
                     ========  =========  ==========  =========  =========  =======

*In the event of a change of control in the Company, the note holder may elect to receive repayment of the notes at a premium of 10%.

          The Company has an accumulated deficit of $107 million and cash used in operations of $1.4 million during the three months ended March 31, 2003. The Company is in the process of executing its business strategy and has plans to eventually achieve profitable operations on an ongoing basis. Management believes that existing cash, cash generated by operations, and available financing will be sufficient to meet projected working capital, capital expenditure and other cash requirements for the next twelve months. Management cannot provide assurances that its cash and its future cash flows from operations alone will be sufficient to meet operating requirements and allow the Company to service debt and repay any underlying indebtedness at maturity. If the Company does not achieve anticipated cash flows, we may not be able to meet planned product release schedules and forecast sales objectives. In such event the Company will require additional financing to fund on-going and planned operations and may need to implement expense reduction measures. In the event the Company needs additional financing, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company.

RELATED  PARTY  TRANSACTIONS

     Mario M. Rosati, a director of the Company is also a partner of Wilson Sonsini Goodrich and Rosati, the general counsel of the Company. During the first quarters of 2003 and 2002, the Company paid $138,000 and $108,000, respectively, to Wilson Sonsini Goodrich & Rosati. At March 31, 2003, the Company owed approximately $189,000 to Wilson Sonsini Goodrich & Rosati.

RECENT  ACCOUNTING  PRONOUNCEMENTS

          In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provision of FIN No. 45 for the year ended December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the consolidated financial statements for the three months ended March 31, 2003.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.
Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2002 and have adopted the interim disclosure provisions for quarterly financial reports starting quarter ending March 31, 2003. As the adoption of this standard involves disclosures only, we do not expect a material impact on our consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to
February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows for the three months ended March 31, 2003.

RISK  FACTORS

     Sections of Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth above in Management's Discussion and Analysis and the Risk Factors set forth below.

WE HAVE EXPERIENCED LOSSES OVER THE LAST FEW YEARS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

     We have experienced losses of $11.6 million, $6.7 million and $9.6 million for 2002, 2001 and 2000, respectively.

     While we believe our cash position, anticipated cash from operations, and our available credit facilities are sufficient for the next twelve months, we cannot provide assurances that future cash flows from operations will be sufficient to meet operating requirements and allow us to service debt and repay any underlying indebtedness at maturity. If we do not achieve the cash flows that we anticipate, we may not be able to meet our planned product release schedules and our forecast sales objectives. In such event we will require additional financing to fund on-going and planned operations and may need to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing, licensing, or other operational programs. Some of these measures would require third-party consents or approvals, including that of our bank, and we cannot provide assurances that these consents or approvals will be obtained. There can be no assurance that we will be able to make additional financing arrangements on satisfactory terms, if at all, and our operations and liquidity would be materially adversely affected.

     We cannot assure our shareholders and investors that we will achieve profitability in fiscal 2003 and beyond, nor can we provide assurances that we will achieve the sales necessary to avoid further expense reductions in the future.

SUBSTANTIALLY  ALL  OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE CUSTOMERS

     In first quarter ended March 31, 2003, Samsung Electronics Company, Ltd., Seagate Technologies, Inc., Selete and ZMC Technology Pte Ltd. accounted for 67%, 19%, 8%, and 3% of revenues, respectively. In first quarter ended March 31, 2002, Samsung Electronics Company, Ltd., and Selete accounted for 70%, and 27% of revenues, respectively.

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

WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES

     Export sales accounted for approximately 98% of our total net sales for the three months ended March 31, 2003. Net sales to our South Korean-based customers accounted for approximately 66% of total net sales for the three months ended March 31, 2003. Export sales accounted for approximately 72%, 93% and 98% of our total net sales in 2002, 2001 and 2000, respectively. Net sales to our South Korean-based customers accounted for approximately 56%, 73% and 92% of total net sales in 2002, 2001 and 2000, respectively. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to additional risks, including:

     -    unexpected changes in foreign law or regulatory requirements;
     -    exchange rate volatility;
     -    tariffs and other barriers;
     -    political and economic instability;
     -    military confrontation;
     -    Severe Acute Respiratory Syndrome (SARS);
     -    difficulties in accounts receivable collection;
     -    extended payment terms;
     -    difficulties in managing distributors or representatives;
     -    difficulties in staffing our subsidiaries;
     -    difficulties in managing foreign operations; and
     -    potentially adverse tax consequences.

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

     Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. Although we are marketing our atomic layer deposition technology to non-semiconductor markets such as magnetic thin film heads, flat panel displays, micro-electromechanical systems and inkjet printers, we are still dependent on sales to semiconductor manufacturers. The semiconductor industry is cyclical which impacts the semiconductor industry's demand for semiconductor manufacturing capital equipment.

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

     Since most new fabrication facilities are similar to existing ones, semiconductor manufacturers tend to continue using equipment that has a proven track record. Based on our experience with major customers like Samsung, we have observed that once a particular piece of equipment is selected from a vendor, the customer is likely to continue purchasing that same piece of equipment from the vendor for similar applications in the future. Our customer list, though limited, has expanded in recent quarters. Yet our broadening market share remains at risk due to choices made by customers that continue to be influenced by pre-existing installed bases by competing vendors. Consequently, our penetrating these markets and our ability to get additional orders may be limited.

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

     Litigation is time consuming, expensive and its outcome is uncertain. We may not prevail in any litigation in which we are involved. Should we be found to infringe any of the patents asserted or any other intellectual property rights of others, in addition to potential monetary damages and any injunctive relief granted, we may need either to obtain a license to commercialize our products or redesign our products so they do not infringe any third party's intellectual property. If we are unable to obtain a license or adopt a non-infringing product design, we may not be able to proceed with development, manufacture and sale of our products, which would have an immediate and materially adverse impact on our business and our operating results.

WE ARE DEPENDENT UPON KEY PERSONNEL WHO ARE EMPLOYED AT WILL, WHO WOULD BE DIFFICULT TO REPLACE AND WHOSE LOSS WOULD IMPEDE OUR DEVELOPMENT AND SALES

     We are highly dependent on key personnel to manage our business, and their knowledge of business, management skills and technical expertise would be difficult to replace. Our success depends upon the efforts and abilities of Dr. William W.R. Elder, our chairman and chief executive officer, Dr. Thomas E. Seidel, our chief technology officer, and other key managerial and technical employees. The loss of Dr. Elder or Dr. Seidel or other key employees could limit or delay our ability to develop new products and adapt existing products to our customers' evolving requirements and would also result in lost sales and diversion of management resources. None of our executive officers are bound by a written employment agreement, and the relationships with our officers are at will.

     Because of competition for additional qualified personnel, we may not be able to recruit or retain necessary personnel, which could impede development or sales of our products. Our growth depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, technical, financial, sales and marketing personnel in our industry. In particular, we must attract and retain highly skilled design and process engineers. Competition for such personnel is intense, particularly in the San Francisco bay area where we are based. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to develop, market, or manufacture our products or to perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to customers, or fail to meet delivery commitments or experience deterioration in service levels or decreased customer satisfaction.

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

     Our common stock has experienced substantial price volatility, particularly as a result of quarter-to-quarter variations in our, our competitors or our customers' actual or anticipated financial results, our competitors or our customers' announcements of technological innovations, revenue recognition policies, changes in earnings estimates by securities analysts and other events or factors. Also, the stock market has experienced extreme price fluctuations which have affected the market price of many technology companies, in particular, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions in the United States and the countries in which we do business, may adversely affect the market price of our common stock.

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

WE ARE OBLIGATED TO ISSUE SHARES OF OUR STOCK UNDER OUTSTANDING OPTIONS AND WARRANTS AND SUCH ISSUANCE WILL DILUTE YOUR PERCENTAGE OWNERSHIP IN GENUS

     As of March 31, 2003, we have approximately of 6,897,061 shares of common stock underlying warrants, and outstanding employee stock options. Of the stock options, 2,223,943 shares are exercisable as of March 31, 2003. All of the shares underlying the warrants are currently exercisable. Some warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

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

     In the event of a change of control of the Company, the convertible note holders may elect to receive repayment of the notes at a premium of 10% over the face value of the notes.

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

     Statements  in  this  10-Q report, including those set forth above in "Risk
Factors,", and in documents incorporated into this 10-Q report, describe factors, among others, that could contribute to or cause these differences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this 10-Q report will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

     Statements in this report, including those set forth above in "Risk Factors," and in documents incorporated into this report, describe factors, among others, that could contribute to or cause these differences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could seriously harm our financial results. All of our international sales, except spare parts and service sales made by our subsidiary in South Korea, are currently denominated in U.S. dollars. The spare parts and service sales of $2.6 million in Q1 of 2003 generated by the South Korean subsidiary are WON denominated. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products. Reduced demand for our products could materially adversely affect our business, results of operations and financial condition.

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

10.12 Asset Purchase Agreement, dated May 28, 1992, by and between the Registrant and Advantage Production Technology, Inc. (7)

10.13 License and Distribution Agreement, dated September 8, 1992, between the Registrant and Sumitomo Mutual Industries Ltd. (8)

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


Date:  May  15,  2003     GENUS,  INC.


     /s/     William  W.R.  Elder
     ----------------------------
     William  W.R.  Elder,  President,
     Chief  Executive  Officer  and  Chairman



     /s/  Shum  Mukherjee
     ----------------------------
     Shum  Mukherjee
     Chief  Financial  Officer
     (Principal  Financial  and  Principal
     Accounting  Officer)

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

Date:  May  15,  2003
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


Date:  May  15,  2003
                                        /s/  Shum  Mukherjee
                                        --------------------
                                        Shum  Mukherjee
                                        Chief  Financial  Officer