Form 10-Q
period 2003-06-30
GENUS INC
filed 2003-08-13
CIK 837913

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

Indicate by check mark whether the registrant is an accelerated filer(as defined
in  Rule  12b-2  of  the  Exchange  Act).  Yes      No X
                                               ---    ---


As of August 1, 2003, the issuer had 29,834,757 shares of common stock outstanding.


================================================================================

                                   GENUS, INC.
                                    FORM 10-Q
                                      INDEX


PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and June 30, 2002 . . . . . . . 3

     Condensed Consolidated Balance Sheets as of June 30, 2003 and
     December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

     Condensed Consolidated Statements of Cash Flows for the six
     months ended June 30, 2003 and June 30, 2002. . . . . . . . . . . . . . . 5

     Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . 7

Item  2.  Management's  Discussion  and  Analysis
   of  Financial  Condition  and  Results  of  Operations . . . . . . . . . . 16

Item  3. Quantitative and Qualitative Disclosures About Market Risk . . . . . 30

Item  4.  Controls  and  Procedures . . . . . . . . . . . . . . . . . . . . . 30




PART  II.  OTHER  INFORMATION

Item  1:  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 31


Item  4:  Submission  of Matters to a Vote of Security Holders. . . . . . . . 31



Item  6:  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . . 32


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                   GENUS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                 JUNE 30,
                                                   2003         2002        2003        2002
                                                -----------  -----------  ---------  -----------
Net sales. . . . . . . . . . . . . . . . . . .  $   14,739   $    6,743   $ 32,434   $   16,334
Costs and expenses:
    Cost of goods sold . . . . . . . . . . . .      10,813        5,170     22,390       12,637
    Research and development . . . . . . . . .       1,981        1,767      4,094        3,952
    Selling, general and administrative. . . .       2,868        3,295      6,042        6,731
                                                -----------  -----------  ---------  -----------
Loss from operations                                  (923)      (3,489)       (92)      (6,986)

Interest (expense) . . . . . . . . . . . . . .        (477)        (117)      (907)        (235)
Other income (expense), net. . . . . . . . . .          42           85         49          (52)
                                                -----------  -----------  ---------  -----------
Loss before income taxes . . . . . . . . . . .      (1,358)      (3,521)      (950)      (7,273)

Provision for income taxes . . . . . . . . . .           0           88          0           88
                                                -----------  -----------  ---------  -----------
Net loss . . . . . . . . . . . . . . . . . . .  $   (1,358)  $   (3,609)  $   (950)  $   (7,361)
                                                ===========  ===========  =========  ===========

Net loss per share:
    Basic. . . . . . . . . . . . . . . . . . .  $    (0.05)  $    (0.13)  $  (0.03)  $    (0.28)
    Diluted. . . . . . . . . . . . . . . . . .  $    (0.05)  $    (0.13)  $  (0.03)  $    (0.28)

Shares used in per share calculation - basic .      29,313       26,749     29,114       26,003
                                                ===========  ===========  =========  ===========
Shares used in per share calculation - diluted      29,313       26,749     29,114       26,003
                                                ===========  ===========  =========  ===========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                GENUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                       (IN THOUSANDS)


                                                                   JUNE 30,    DECEMBER 31,
                                                                     2003          2002
                                                                  ----------  --------------
ASSETS
Current Assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . .  $  10,944   $      11,546
  Accounts receivable (net of allowance for doubtful
    accounts of $152 in 2003 and $69 in 2002). . . . . . . . . .      7,817           7,505
  Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .     10,625          11,405
  Other current assets . . . . . . . . . . . . . . . . . . . . .        947           1,336
                                                                  ----------  --------------
    Total current assets . . . . . . . . . . . . . . . . . . . .     30,333          31,792
  Equipment, furniture and fixtures, net . . . . . . . . . . . .      9,629           8,661
  Other assets, net. . . . . . . . . . . . . . . . . . . . . . .      1,289           1,057
                                                                  ----------  --------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $  41,251   $      41,510
                                                                  ==========  ==============

LIABILITIES
Current Liabilities:
  Short-term bank borrowings . . . . . . . . . . . . . . . . . .  $   7,773   $       7,813
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .      4,037           6,498
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .      4,043           3,064
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .      5,241           2,713
  Customer advances. . . . . . . . . . . . . . . . . . . . . . .          0           1,809
  Loan payable, current portion. . . . . . . . . . . . . . . . .        260             245
                                                                  ----------  --------------
    Total current liabilities. . . . . . . . . . . . . . . . . .     21,354          22,142

  Convertible notes. . . . . . . . . . . . . . . . . . . . . . .      5,491           5,301
  Loan payable . . . . . . . . . . . . . . . . . . . . . . . . .        116             270
                                                                  ----------  --------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . .     26,961          27,713
                                                                  ----------  --------------

Contingencies (see note)


SHAREHOLDERS' EQUITY
Common stock, no par value:
  Authorized 100,000 shares on June 30, 2003; and 50,000 shares on December 31, 2002;
    Issued and outstanding 29,757 shares at June 30, 2003
    and 28,621 shares at December 31, 2002 . . . . . . . . . . .    125,310         123,890
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (108,759)       (107,809)
  Note receivable from shareholder . . . . . . . . . . . . . . .       (151)           (151)
  Accumulated other comprehensive loss . . . . . . . . . . . . .     (2,110)         (2,133)
                                                                  ----------  --------------
    Total shareholders' equity . . . . . . . . . . . . . . . . .     14,290          13,797
                                                                  ----------  --------------
    Total liabilities and shareholders' equity . . . . . . . . .  $  41,251   $      41,510
                                                                  ==========  ==============


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN THOUSANDS)


                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                               2003        2002
                                                            ----------  ----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . $    (950)  $  (7,361)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation. . . . . . . . . . . . . . . . . . . . .     1,617       1,806
      Write-down for excess and obsolete inventories. . . .       167         445
      Provision for doubtful accounts . . . . . . . . . . .        83           -
      Amortization and accretion of finance costs . . . . .       484           -
      Fixed assets written-off. . . . . . . . . . . . . . .       140           -
      Changes in assets and liabilities:
        Accounts receivable . . . . . . . . . . . . . . . .      (395)     (2,045)
        Inventories . . . . . . . . . . . . . . . . . . . .       402       1,702
        Other assets. . . . . . . . . . . . . . . . . . . .      (587)        388
        Accounts payable. . . . . . . . . . . . . . . . . .    (2,461)     (1,390)
        Accrued expenses and customer advances. . . . . . .      (830)       (347)
        Deferred revenue. . . . . . . . . . . . . . . . . .     2,528        (894)
                                                             ----------  ----------
        Net cash provided by (used) in operating activities       198       (7,696)
                                                             ----------  ----------

Cash flows from investing activities:
  Acquisition of equipment, furniture and fixtures. . . . .     (1,914)       (385)
                                                             ----------  ----------
      Net cash used in investing activities . . . . . . . .     (1,914)       (385)
                                                          .  ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock. . . . . . . . . .      1,270       9,588
  Proceeds from short-term bank borrowings. . . . . . . . .     22,887      12,600
  Payments for short-term bank borrowings . . . . . . . . .    (22,927)    (12,898)
  Proceeds from loan payable. . . . . . . . . . . . . . . .          -       1,200
  Payments on loan payable. . . . . . . . . . . . . . . . .       (139)       (339)
                                                             ----------  ----------
      Net cash provided by financing activities . . . . . .      1,091      10,151
                                                             ----------  ----------

Effect of exchange rate changes on cash . . . . . . . . . .         23         181
                                                             ----------  ----------

Net increase (decrease) in cash and cash equivalents. . . .       (602)      2,251
Cash and cash equivalents, beginning of period. . . . . . .     11,546       3,043
                                                             ----------  ----------
Cash and cash equivalents, end of period. . . . . . . . . .  $  10,944   $   5,294
                                                             ==========  ==========
Supplemental cash flow information
  Cash paid during the period for:. . . . . . . . . . . .

  Interest. . . . . . . . . . . . . . . . . . . . . . . . .  $     380   $     113

  Income taxes. . . . . . . . . . . . . . . . . . . . . . .  $     158   $     157

  Non-cash investing and financing activities

  Transfer of inventory to fixed assets . . . . . . . . . .  $     143  $       -



  Transfer of other assets to fixed assets. . . . . . . . .  $     600   $       -

  Conversion of convertible note to common stock. . . . . .  $     150   $       -


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

LIQUIDITY

     The Company has an accumulated deficit of $109 million and a net loss of $950,000 during the six months ended June 30, 2003 while cash provided by operations was $198,000 during the six months ended June 30, 2003. The Company is in the process of executing its business strategy and has plans to eventually achieve profitable operations on an ongoing basis. Management believes that existing cash, cash generated by operations, and available financing will be sufficient to meet projected working capital, capital expenditure and other cash requirements for the next twelve months. Management cannot provide assurances that its cash and its future cash flows from operations alone will be sufficient to meet operating requirements and allow the Company to service debt and repay any underlying indebtedness at maturity. If the Company does not achieve anticipated cash flows, we may not be able to meet planned product release schedules and forecast sales objectives. In such event the Company will require additional financing to fund on-going and planned operations and may need to implement expense reduction measures. In the event the Company needs additional financing, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company.


NET  LOSS  PER  SHARE

     Basic net loss per share is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss to common shareholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

     A reconciliation of the numerator and denominator of basic and diluted net loss per share is as follows (in thousands, except per share data):

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                 2003         2002         2003        2002
                                              -----------  -----------  ----------  ----------
Basic:
Net loss . . . . . . . . . . . . . . . . . .  $   (1,358)  $   (3,609)  $    (950)  $  (7,361)
                                              ===========  ===========  ==========  ==========
  Weighted average common shares outstanding      29,313       26,749      29,114      26,003
                                              ===========  ===========  ==========  ==========
  Basic net loss per share . . . . . . . . .  $    (0.05)  $    (0.13)  $   (0.03)  $   (0.28)
                                              ===========  ===========  ==========  ==========

Diluted:
  Net loss . . . . . . . . . . . . . . . . .  $   (1,358)  $   (3,609)  $    (950)  $  (7,361)
                                              ===========  ===========  ==========  ==========
  Weighted average common shares outstanding      29,313       26,749      29,114      26,003
                                              ===========  ===========  ==========  ==========
  Diluted net loss per share . . . . . . . .  $    (0.05)  $    (0.13)  $   (0.03)  $   (0.28)
                                              ===========  ===========  ==========  ==========

     Stock options, warrants and convertible debt to purchase approximately 10,933,000 shares of common stock were outstanding as of June 30, 2003 but were not included in the computation of diluted net earnings per share because their effect would be anti-dilutive.

     Stock options and warrants to purchase approximately 4,750,000 shares of common stock were outstanding as of June 30, 2002, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

Stock Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." Generally, the Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized in the Company's statements of operations. Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and is as follows for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share data):

                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                                   2003         2002         2003        2002
                                                                -----------  -----------  ----------  ----------
Net loss, as reported                                           $   (1,358)  $   (3,609)  $    (950)  $  (7,361)
Add: Stock -based employee compensation recorded                         0            0           0           0
Deduct: Total stock-based employee compensation
       expense, net determined using a fair value based method
       for all awards, net of related tax effects                    ( 411)        (274)     (1,114)     (1,068)
                                                                ===========  ===========  ==========  ==========

Pro forma net loss attributable to common
  shareholders                                                  $   (1,769)  $   (3,883)  $  (2,064)  $  (8,429)
                                                                ===========  ===========  ==========  ==========

Earnings per share

  Basic - as reported                                           $    (0.05)  $    (0.13)  $   (0.03)  $   (0.28)
                                                                ===========  ===========  ==========  ==========
  Basic - pro forma                                             $    (0.06)  $    (0.15)  $   (0.07)  $   (0.32)
                                                                ===========  ===========  ==========  ==========

  Diluted - as reported                                         $    (0.05)  $    (0.13)  $   (0.03)  $   (0.28)
                                                                ===========  ===========  ==========  ==========

  Diluted - as pro forma                                        $    (0.06)  $    (0.15)  $   (0.07)  $   (0.32)
                                                                ===========  ===========  ==========  ==========


     The above pro forma effects on net loss may not be representative of the effects on future results as options granted typically vest over several years and additional option grants are expected to be made in future years.

     The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and six months ended June 30, 2003, and 2002:

                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30,                JUNE 30,
                                              2003        2002        2003       2002
                                           ----------  ----------  ----------  ---------
Weighted average risk free interest rates   1.99%       3.37%       2.11%      3.54%
Weighted average expected life              3.0 years   3.0 years   3.0 years  3.0 years
Weighted average expected volatility          96%        102%         99%       104%
Expected dividend yield                        0%          0%          0%        0%


     The weighted average fair value of options granted in the three months ended June 30, 2003 and 2002 was $1.77 and $1.92, respectively. The weighted average fair value of options granted in the six months ended June 30, 2003 and 2002 was $1.78 and $1.96, respectively.


     The fair value of the employees' stock purchase rights under the 1989 Employee Stock Purchase Plan was estimated using the Black-Scholes option-pricing model with the following assumptions for the six months ended June 30, 2003 and 2002:

                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                              2003        2002
                                           ----------  ----------
Weighted average risk free interest rates   1.04%       1.44%
Weighted average expected life              0.5 years   0.5 years
Weighted average expected volatility         74%         76%
Expected dividend yield                       0%          0%


     The weighted average fair value of those purchase rights granted in the six months ended June 30, 2003 and 2002 was $0.81 and $0.88, respectively.


REVENUE RECOGNITION.

     The Company derives revenue from the sale and installation of semiconductor manufacturing systems and from engineering services and the sale of spare parts to support such systems.

     Equipment selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. Effective January 1, 2000, at which time the Company had not established verifiable objective evidence of the fair value of installation services, the Company commenced deferring recognition of revenue from such equipment sales until installation was complete and the product was accepted by the customer to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101. In the third quarter of 2002, the Company established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multiple-element arrangements prior to completion of installation services.
Accordingly, under SAB 101, if Genus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with undelivered elements such as installation and on-site support related tasks is recognized for installation when the installation is completed and the customer accepts the product and for on-site support as the support service is provided. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, revenue is recognized when installation is complete and the customer accepts the product. Revenues can fluctuate significantly as a result of the timing of customer acceptances. At June 30, 2003 and December 31, 2002, the Company had deferred revenue of $5.2 million and $2.7 million, respectively.

     Revenues from sale of spare parts are generally recognized upon shipment. Revenues from engineering services are recognized as the services are completed over the duration of the contract.


BORROWINGS

     On December 20, 2001 and as amended on March 26, 2002 and March 20, 2003, the Company maintains line of credit facilities for a maximum of $15.0 million, based on eligible receivables and inventory. The interest rate is prime plus 1.75% per annum and the facility expires on June 29, 2004. The loan is collateralized by a first priority perfected security interest in the Company's assets and has a covenant requiring the Company to maintain a minimum tangible net worth (calculated as the excess of total assets over total liabilities adjusted to exclude intangible assets and balances receivable from officers or affiliates and to exclude the convertible notes) of $15.0 million. As of June 30, 2003, there was $7.8 million outstanding under this credit facility, the maximum amount available to the Company.

    On January 4, 2002, the Company received gross proceeds of $1.2 million under a secured loan, which is payable over 36 months, accrues interest of 8.75% per annum and is secured by two systems in the Company's demonstration lab. There was $376,000 outstanding at June 30, 2003.


CONVERTIBLE NOTES AND WARRANTS

     On August 15, 2002, the Company raised $7.0 million, net of issuance costs, by issuing $7.8 million unsecured 7% convertible notes and warrants to purchase 2,761,000 shares of common stock.

     - The convertible notes are convertible into common stock at a price of $1.42 per share and $525,000 of the notes were subsequently converted into 370,000 shares of common stock. In addition, a $300,000 convertible note was issued and was subsequently converted into common stock at a price of $1.25 per share. All convertible notes accrue interest at 7% per annum, payable semi-annually each February 15 and August 15, in cash or, at the election of the Company, in registered stock. The remaining convertible notes are redeemable three years after issuance or may be converted into 4,912,000 shares of common stock prior to the redemption date at the election of the investors.
     - Warrants exercisable for 2,641,000 shares of common stock at an exercise price of $1.42 per share and warrants exercisable for 120,000 shares of common stock at an exercise price of $1.25 per share. Warrants for 100,000, 200,000 and 300,000 shares of common stock, for a total of 600,000 shares of common stock were exercised on November 2002, December 2002 and January 2003, respectively. The remaining warrants for 2,161,000 shares of common stock are currently exercisable. The warrants expire on August 15, 2006 and are callable by the Company after one year if the common stock price exceeds 200% of the respective exercise prices.

     The Company classified the warrants as equity and allocated a portion of the proceeds from the convertible notes to the warrants, using the relative fair value method in accordance with APB No. 14. The allocation of proceeds to the warrants reduced the carrying value of the convertible notes. As a result, the fair value of the common stock issuable upon conversion of the notes exceeded the carrying value of the convertible notes, resulting in a beneficial conversion feature. The beneficial conversion feature is accreted over the stated term of the convertible notes in accordance with EITF No. 98-5 " Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application Issue No. 98-5 to Certain Convertible Instruments".

     The net cash proceeds from the issuance of the convertible notes and warrants were recorded as follows (in thousands):



          Convertible note                             $5,560
          Detachable warrants                           1,312
          Beneficial conversion feature                   928
                                                       -------
          Proceeds from issuance costs                  7,800
          Other asset, issuance costs                    (814)
                                                       -------
          Net proceeds                                 $6,986
                                                       =======

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

     The Company incurred issuance costs of approximately $868,000, representing cash obligations of $814,000 and warrants with a fair value of $54,000 to purchase 79,000 shares of common stock at $1.42 per share issued to a placement agent in connection with the transaction. These Warrants were subsequently exercised for 38,631 shares of common stock as a result of the cash-less exercise.

      Issuance costs are included with other assets and are amortized as interest expense over the stated term of the convertible notes.

                                       Convertible    Other Asset,
                                          Note       Issuance Costs
                                      -------------  ---------------
Balance at issuance, August 15, 2002 .$      5,560            ($868)
Conversions. . . . . . . . . . . . . .        (675)               -
Accretion and amortization . . . . . .         416              104
                                      -------------  ---------------
Balance at December 31, 2002 . . . . .       5,301             (764)
Conversions                                   (150)               -
Accretion and amortization . . . . . .         340              144
                                      -------------  ---------------
Balance at June 30, 2003 . . . . . . .$      5,491            ($620)


     The Company recorded interest costs related to the convertible notes and warrants of $386,000 and $733,000 during the three and six months ended June 30, 2003.

     In the event of a change of control of the Company, the note holders may elect to receive repayment of the notes at a premium of 10% over the face value of the notes.

INVENTORIES

     Inventories comprise the following (in thousands):

                                   JUNE 30,   DECEMBER 31,
                                     2003         2002
                                   ---------  -------------
Raw materials and purchased parts. $   4,705  $       4,493
Work in process. . . . . . . . . .     1,626          3,417
Finished goods . . . . . . . . . .       438            175
Inventory at customers' locations.     3,856          3,320
                                   ---------  -------------
                                   $  10,625  $      11,405
                                   =========  =============

     Inventory at customers' locations represent the cost of systems shipped to customers for which we are awaiting customer acceptance.


ACCRUED  EXPENSES

     Accrued expenses comprise the following (in thousands):

                                                     JUNE 30,   DECEMBER 31,
                                                       2003         2002
                                                     ---------  -------------
System warranty . . . . . . . . . . . . . . . . . .  $   1,564  $         970
Accrued compensation, commissions and related items        725            509
Federal, state and foreign income taxes . . . . . .        432            751
Accrued sales tax . . . . . . . . . . . . . . . . .        441             72
Accrued legal expenses. . . . . . . . . . . . . . .         69            129
Accrued rent. . . . . . . . . . . . . . . . . . . .        262            162
Other . . . . . . . . . . . . . . . . . . . . . . .        550            471
                                                     ---------  -------------
                                                     $   4,043  $       3,064
                                                     =========  =============

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

     Changes in the warranty reserves during the three and six months ended June 30, 2003 were as follows (in thousands):

                                                                        THREE MONTHS ENDED
                                                                          JUNE 30, 2003
                                                                       --------------------
Balance, March 31, 2003                                                $             1,290
Accrual for warranty liability for revenues recognized in the period                   611
Settlements made                                                                      (337)
                                                                       --------------------
Balance, June 30, 2003                                                 $             1,564




                                                                         SIX MONTHS ENDED
                                                                          JUNE 30, 2003
                                                                       --------------------
Balance, December 31, 2002                                             $               970
Accrual for warranty liability for revenues recognized in the period                 1,066
Settlements made                                                                      (472)
                                                                       --------------------
Balance, June 30, 2003                                                 $             1,564

COMMON  STOCK  AND  WARRANTS

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

     On January 25, 2002, the Company sold 3,871,330 shares of common stock, and warrants to purchase 580,696 shares of common stock, for aggregate proceeds of approximately $7.9 million. The warrants issued to the purchasers in the private placement are exercisable for $3.23 per share and the warrants have a five-year term. As of June 30, 2003, all, warrants to purchase 580,696 shares of common stock, were exercisable and outstanding.

     In August 2002, the Company completed a $7.8 million financing in a private placement of subordinated notes convertible into common stock and warrants convertible into or exercisable for common stock. Refer to the Convertible Notes and Warrants footnote for further information.



RELATED  PARTY  TRANSACTIONS

     Mario M. Rosati, a Director of the Company is also a partner of Wilson Sonsini Goodrich & Rosati, the general counsel of the Company. During the six months ended June 30, 2003 and 2002, the Company paid $280,000 and $258,000 respectively, to Wilson Sonsini Goodrich & Rosati. At June 30, 2003, the Company owed approximately $128,000 to Wilson Sonsini Goodrich & Rosati.



COMPREHENSIVE  LOSS

     The following are the components of comprehensive loss (in thousands):

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                      2003         2002         2003        2002
                                                   ----------  ------------  ----------  ----------
Net loss  . . . . . . . . . . . . . . . . . . . .  $  (1,358)  $    (3,609)  $    (950)  $  (7,361)
Change in foreign currency translation adjustment        135           132          23         181
                                                   ----------  ------------  ----------  ----------
  Comprehensive loss. . . . . . . . . . . . . . .  $  (1,223)  $    (3,477)  $    (927)  $  (7,180)
                                                   ==========  ============  ==========  ==========

The components of accumulated other comprehensive loss is as follows (in thousands):

                                           JUNE 30    DECEMBER 31
                                            2003         2002
                                          ---------  -------------
Cumulative translation adjustment . . . . $ (2,110)  $     (2,133)
                                          =========  =============

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In  May 2003, the FASB issued Statement of Accounting Standards No. 150
("SFAS   150"),    "Accounting   for   Certain  Financial  Instruments  with
Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not believe that the adoption of this Statement will have a material impact on our financial position, cash flows or results of operations.

     In April 2003, the FASB issued Statement of Accounting Standards No 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS 133,
(ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 will be applied prospectively. The Company does not believe that the adoption of SFAS 149 will have a material impact on our financial position, cash flows or results of operations .

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

Equipment selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. Effective January 1, 2000, the Company did not have verifiable objective evidence of the fair value of installation services. The Company generally defers recognition of revenue from equipment sales until installation is complete and the product is accepted by the customer. In the third quarter of 2002, the Company established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multiple-element arrangements prior to completion of installation services. Accordingly, if a product delivered to a customer has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with undelivered elements such as installation and on-site support related tasks is recognized for installation when the installation is completed and the customer accepts the product and for on-site support as the support service is provided. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, revenue is recognized when installation is complete and the customer accepts the product. Revenues can fluctuate significantly as a result of the timing of customer acceptances and the applicability of multiple element accounting to products shipped in any particular period. At June 30, 2003 and 2002, the Company had deferred revenue of $5.2 million and $6.5 million, respectively.

Revenues from sale of spare parts are generally recognized upon shipment. Revenues from engineering services are recognized as the services are completed over the duration of the contract.

Accrual for warranty expenses

The Company generally provides one-year labor and two-year material warranty on its products. Warranty expenses are accrued at the time that revenue is recognized from the sale of products. At present, based upon historical experience, the Company accrues material warranty equal to 2% and 5% of shipment value for its 200mm and 300mm products, respectively, and labor warranty equal to $20,000 per system for both its 200mm and 300mm products. At the end of every quarter, the Company reviews its actual spending on warranty and reassesses if its accrual is adequate to cover warranty expenses on the systems in the field which are still under warranty. Differences between the required accrual and recorded accrual are charged or credited to warranty expenses for the period. At June 30, 2003 and December 31, 2002, the Company had accrued $1,564,000 and $970,000, respectively, for material and labor warranty obligations. Actual results could differ from estimates. In the unlikely event that a problem is identified that would result in the need to replace components on a large scale, we would experience significantly higher expenses and our results of operations and financial condition could be materially and adversely effected.


Valuation of Inventories

Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We write down inventories to net realizable value based on forecasted demand and market conditions. Raw material and purchased parts include spare parts inventory for systems and were $4.7 million and $4.5 million at June 30, 2003 and December 31, 2002, respectively. The forecasted demand for spare parts takes into account the Company's obligations to support systems for periods that are as long as five years.

Actual demand and market conditions may be different from those projected by the Company. This could have a material effect on operating results and financial position. Inventory write downs during the six months ended June 30, 2003 and 2002, were $167,000 and $445,000, respectively.


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

RESULTS OF OPERATIONS
---------------------

     NET SALES. Net sales for the three and six months ended June 30, 2003 were $14.7 million and $32.4 million, which represented increase of 119% and 99% when compared to net sales of $6.7 million and $16.3 million for the corresponding periods in 2002. The increase was primarily attributable to increased orders from our customers during the fourth quarter of 2002. Two 300 mm CVD systems and two 200mm ALD systems were recognized as revenue during the second quarter of 2003 compared with one 200 mm CVD system and one 200 mm ALD system recognized in the second quarter of 2002. During the six months ended June 30, 2003, nine systems were recognized as revenue compared to five systems in the first six months of 2002. Genus currently expects revenue for the year ending December 31, 2003 to be between $50 million and $60 million.

     COST OF GOODS SOLD. Cost of goods sold for the three and six months ended June 30, 2003 were $10.8 million and $22.4 million, compared to $5.2 million and $12.6 million for the same periods in 2002. Gross profit as a percentage of revenues was 27% for the second quarter of 2003 compared to 23% in the second quarter of 2002. Gross profit as a percentage of revenues was 31% for the six months ended June 30, 2003 compared to 23% for the corresponding period in 2002. The increase in gross margin during the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002 was primarily due to higher revenues and increased manufacturing efficiencies.

     RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses for the quarter ended June 30, 2003 were $2.0 million, or 13% of net sales, compared with $1.8 million or 26% of net sales for the same period in 2002. For the six months ended June 30, 2003, expenses were $4.1 million or 13% of sales, compared to $4.0 million or 24% of net sales for the first half of 2002.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses were $2.9 million and $6.0 million for the three and six months ended June 30, 2003 compared to $3.3 million and $6.7 million in the corresponding periods in 2002. As a percent of net sales, selling, general and administrative expenses was 19% for the three and six months ended June 30, 2003 compared to 49% and 41% for the corresponding periods in 2002. The dollar decreases in selling, general and administrative expenses in first half of 2003 compared with corresponding period in 2002 was mainly due to the reduction in headcounts of $109,000 and a decrease of professional service expenses mostly related to litigation expenses of $590,000.

     INTEREST EXPENSE. Interest expenses for the three and six months ended June 30, 2003 was $477,000 and $907,000, respectively, compared to interest expense of $117,000 and $235,000 for the corresponding periods in 2002. The increase in interest expense during the three and six months ended June 30, 2003, compared with the corresponding period in 2002 was primarily due to an increase in interest expenses and amortization of discount and issuance costs related to convertible notes that were issued during the third quarter of 2002.

     OTHER INCOME (EXPENSE), NET. Other income (expenses), net for the three and six months ended June 30, 2003 were $42,000 and $49,000 respectively compared to other income (expenses), net of $85,000 and ($52,000) for the corresponding periods in 2002.

     PROVISION FOR INCOME TAXES. We did not record any provision for income taxes in the U.S. and Japan for the three and six months ended June 30, 2003 and 2002, as we recorded losses in these entities. We provide for a full valuation allowance against the tax benefit associated with these losses. We did not record any income tax expense for our South Korean subsidiary for the three and six months ended June 30, 2003, as compared to $88,000 recorded for the corresponding periods in 2002.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2003, our cash and cash equivalents were $10.9 million, a $600,000 decrease over cash and cash equivalents of $11.5 million held as of December 31, 2002 .The reduction in cash and cash equivalents at June 30, 2003 as compared with cash and cash equivalents balance at December 31, 2002 primarily resulted from investment activities of $1.9 million, partially offset by cash provided by financing activities of $1.1 million and cash provided by operations of $198,000. Cash generated by operating activities totaled $198,000 for the six months ended June 30, 2003, and consisted primarily of net loss of $950,000, depreciation of $1.6 million, increase in deferred revenues of $2.5 million, partially offset by decreases in accounts payable of $2.5 million.

     Financing activities provided cash of $1.1 million for the six months ended June 30, 2003 and primarily consisted of proceeds from issuance of common stock of $1.3 million partially offset by payments of debt of $139,000.

     We made capital expenditures of $1.9 million for the six months ended June 30, 2003. These expenditures were primarily related to purchase of demonstration equipment.

     Our primary source of funds at June 30, 2002 consisted of $10.9 million in cash and cash equivalents, $7.8 million of accounts receivable, and our credit line of up to $15 million with Silicon Valley Bank, of which $7.8 million, the maximum available amount, was outstanding at June 30, 2003.

     A summary of our contractual obligations as of June 30, 2003 is as follows (in thousands):

                                          Less than                            After
                      Total   Revolving     1 year    1-3 years   4-5 years   5 years
                     -------  ----------  ----------  ----------  ----------  --------
Silicon Valley Bank  $ 7,773  $    7,773  $        -  $        -  $        -  $      -
Citicapital              376         N/A         260         116           -         -
Convertible Notes*     6,975         N/A           -       6,975           -         -
Operating Leases      17,273         N/A       1,628       4,946       3,768     6,931
                     -------  ----------  ----------  ----------  ----------  --------
                     $32,397  $    7,773  $    1,888  $   12,037  $    3,768  $  6,931
                     =======  ==========  ==========  ==========  ==========  ========

*In  the  event  of  a  change of control in the Company, the note holder may elect to receive  repayment  of  the  notes  at  a  premium  of  10%.

     The Company has an accumulated deficit of $109 million and a net loss of $950,000 during the six months ended June 30, 2003 while cash provided by operations was $198,000 during the six months ended June 30, 2003. The Company is in the process of executing its business strategy and has plans to eventually achieve profitable operations on an ongoing basis. Management believes that existing cash, cash generated by operations, and available financing will be sufficient to meet projected working capital, capital expenditure and other cash requirements for the next twelve months. Management cannot provide assurances that its cash and its future cash flows from operations alone will be sufficient to meet operating requirements and allow the Company to service debt and repay any underlying indebtedness at maturity. If the Company does not achieve anticipated cash flows, we may not be able to meet planned product release schedules and forecast sales objectives. In such event the Company will require additional financing to fund on-going and planned operations and may need to implement expense reduction measures. In the event the Company needs additional financing, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company.

RELATED  PARTY  TRANSACTIONS

     Mario M. Rosati, a Director of the Company is also a partner of Wilson Sonsini Goodrich & Rosati, the general counsel of the Company. During the six months ended June 30, 2003 and 2002, the Company paid $280,000 and $258,000 respectively, to Wilson Sonsini Goodrich & Rosati. At June 30, 2003, the Company owed approximately $128,000 to Wilson Sonsini Goodrich & Rosati.




RECENT  ACCOUNTING  PRONOUNCEMENTS

     In  May 2003, the FASB issued Statement of Accounting Standards No. 150
("SFAS   150"),    "Accounting   for   Certain  Financial  Instruments  with
Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not believe that the adoption of this Statement will have a material impact on our financial position, cash flows or results of operations.

     In April 2003, the FASB issued Statement of Accounting Standards No 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS 133,
(ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 will be applied prospectively. The Company does not believe that the adoption of SFAS 149 will have a material impact on our financial position, cash flows or results of operations.

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


SUBSTANTIALLY  ALL  OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE CUSTOMERS

     In six month period ended June 30, 2003, Samsung Electronics Company, Ltd., Seagate Technologies, Inc., IBM, and Selete accounted for 71%, 10%, 10%, and 5% of revenues, respectively. In the six month period ended June 30, 2002, Samsung Electronics Company accounted for 41% of our net revenues and Seagate accounted for 49% of our net revenues.

     The semiconductor manufacturing industry generally consists of a limited number of larger companies. Consequently, we expect that a significant portion of our future product sales will continue to be concentrated within a limited number of customers

     None of our customers has entered into a long-term agreement with us requiring them to purchase our products. If any of our customers were to encounter financial difficulties or become unable to continue to do business with us at or near current levels, our business, results of operations and financial condition could be materially harmed. Customers may delay or cancel orders or may stop doing business with us for a number of reasons including:

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


WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES

     Export sales accounted for approximately 87% of our total net sales for the six months ended June 30, 2003. Net sales to our South Korean-based customers accounted for approximately 71% of total net sales for the six months ended June 30, 2003. Export sales accounted for approximately 72%, 93% and 98% of our total net sales in 2002, 2001 and 2000, respectively. Net sales to our South Korean-based customers accounted for approximately 56%, 73% and 92% of total net sales in 2002, 2001 and 2000, respectively. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to additional risks, including:

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

     Many of our existing and potential competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing, and customer service capabilities and greater name recognition. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics.

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

WE ARE DEPENDENT UPON KEY PERSONNEL WHO ARE EMPLOYED AT WILL, WHO WOULD BE DIFFICULT TO REPLACE AND WHOSE LOSS WOULD IMPEDE OUR DEVELOPMENT AND SALES

     We are highly dependent on key personnel to manage our business, and their knowledge of business, management skills and technical expertise would be difficult to replace. Our success depends upon the efforts and abilities of Dr. William W.R. Elder, our chairman and chief executive officer, Dr. Thomas E. Seidel, our chief technology officer, and other key managerial and technical employees. The loss of Dr. Elder or Dr. Seidel or other key employees could limit or delay our ability to develop new products and adapt existing products to our customers' evolving requirements and would also result in lost sales and diversion of management resources. None of our executive officers are bound by a written employment agreement, and the relationships with our employees are at will.

     Because of competition for additional qualified personnel, we may not be able to recruit or retain necessary personnel, which could impede development or sales of our products. Our growth depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, technical, financial, sales and marketing personnel in our industry. In particular, we must attract and retain highly skilled design and process engineers. Competition for such personnel is intense, particularly in the San Francisco bay area where we are based. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to develop, market, or manufacture our products or to perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to customers, or our failure to meet delivery commitments or our service levels could lead to customer dissatisfaction.


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

     We  use  the  following  regulated  gases  at our manufacturing facility in
Sunnyvale: tungsten hexafluoride, dichlorosilane silicide, silane and nitrogen. We also use regulated liquids such as hydrofluoric acid and sulfuric acid. The city of Sunnyvale, California, where our facilities are located, imposes high environmental standards to businesses operating within the city. Genus has received an operating license from Sunnyvale. Presently, our compliance record indicates that our methods and practices successfully meet standards. Moving forward, if we fail to continuously maintain high standards to prevent the leakage of any toxins from our facilities into the environment, restrictions on our ability to expand or continue to operate our present locations could be imposed upon us or we could be required to acquire costly remediation equipment or incur other significant expenses.

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

WE ESTABLISHED A DIRECT SALES ORGANIZATION IN JAPAN AND WE MAY NOT SUCCEED IN EFFECTIVELY PENETRATING THE JAPANESE MARKETPLACE

     In 2000, we invested significant resources in Japan by establishing a direct sales organization, Genus-Japan, Inc. To date, we have had limited success in penetrating in Japanese semiconductor industry. Although we continue to invest significant resources in our Japan office, we may not be able to attract new customers in the Japanese semiconductor industry, and as a result, we may fail to yield a profit or return on our investment in our office in Japan.

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

WE ARE OBLIGATED TO ISSUE SHARES OF OUR STOCK UNDER OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE NOTES AND SUCH ISSUANCE WILL DILUTE YOUR PERCENTAGE OWNERSHIP IN GENUS

     As of June 30, 2003, we have approximately 10,933,000 shares of common stock underlying outstanding employee stock options, warrants and convertible notes. Of the stock options, 1,827,000 shares are exercisable as of June 30, 2003.

2,742,000 underlying the warrants, and 4,912,000 shares underlying the convertible notes are currently exercisable. Some warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

     If all of the shares underlying the exercisable options, warrants and convertible notes were exercised and sold in the public market, the value of your current holdings in Genus may decline because there may not be sufficient demand to purchase the increased number of shares that would be available for sale.


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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could seriously harm our financial results. All of our international sales, except spare parts and service sales made by our subsidiary in South Korea, are currently denominated in U.S. dollars. The spare parts and service sales of $4.2 million for six months ended June 30, 2003 generated by the South Korean subsidiary are WON denominated. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products. Reduced demand for our products could materially adversely affect our business, results of operations and financial condition.

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



ITEM  4.  CONTROLS  AND  PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There was no change in our internal control over the financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     During the fiscal 2002 financial reporting process, management, in consultation with the Company's independent accountants, identified deficiencies involving internal controls over inventories, warranties and the Company's Korean operations which constituted a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management believes that these matters have not had any material impact on our financial statements. Management established a project plan and is in the process of implementing processes and controls to address these deficiencies. Development is ongoing and implementation/completion of this project is anticipated in late 2003/early 2004.



PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The information required by this Part II, Item 1 is incorporated herein by reference to that certain disclosure under the caption "Legal Proceedings" in
Part  I,  Item  1  of  this  Form  10-Q


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

THE COMPANY'S ANNUAL MEETING OF SHAREHOLDERS WAS HELD ON JUNE 12, 2003 IN SUNNYVALE, CALIFORNIA. PROXIES FOR THE MEETING WERE SOLICITED PURSUANT TO REGULATION 14A. AT THE COMPANY'S ANNUAL MEETING, THE SHAREHOLDERS APPROVED THE FOLLOWING RESOLUTIONS:

(1)  Election of the following persons as directors.

        Director                    In  Favor     Withheld
        --------                   ----------     --------
        William  W.  R.  Elder     24,491,630     432,692
        G.  Frederick  Forsyth     24,578,475     345,847
        Todd  S.  Myhre            24,544,275     380,047
        Mario  M.  Rosati          24,541,070     383,252
        Robert  J.  Richardson     24,581,475     342,847

(2) Amendment to the 1989 Employee Stock Purchase Plan increasing the number of shares reserved for issuance thereunder by 300,000 additional shares.

        For:                       9,718,973
        Against:                   1,439,842
        Abstain:                     143,410
        Broker  Non-Vote:         13,622,097

(3) Amendment to the 2000 Stock Option Plan increasing the number of shares reserved for issuance thereunder by 1,000,000 additional shares.

        For:                       7,786,600
        Against:                   3,381,494
        Abstain:                     134,131
        Broker  Non-Vote:         13,622,097


(4) Amendment to the 1989 Employee Stock Purchase Plan and 2000 stock option plan to provide for an annual increase.

        For:                       7,977,004
        Against:                   3,184,980
        Abstain:                     140,241
        Broker  Non-Vote:         13,622,097

(5)  Amendment  to the Company's Amended and Restated Articles of Incorporation.

        For:                      22,668,332
        Against:                   2,133,801
        Abstain:                     122,089
        Broker  Non-Vote:                  0

(6) Ratification and appointment of PricewaterhouseCoopers LLP as independent accountants.

        For:                      24,561,332
        Against:                     289,276
        Abstain:                      73,714
        Broker Non-Vote:                   0



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Exhibit
    No.     Description
--------     -----------
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

4.5 Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Preferred Stock (17)
4.6 Redemption and Exchange Agreement, dated July 16, 1998, among the Registrant and the Investors (17)
4.7 Registration Rights Agreement, dated January 17, 2002, as amended, amongst the Registrant and the Investors (20)
4.8 Securities Purchase Agreement dated July 31, 2002 among the Company and the Purchasers signatory thereto. (21)
4.9 Resale Registration Rights Agreement dated August 14, 2002 among the Company and the Purchasers signatory thereto. (21)
4.10  7% Convertible Subordinated Note Due 2005 dated August 14, 2002. (21)
10.1 Lease, dated December 6, 1985, for Registrant's facilities at 4 Mulliken Way, Newburyport, Massachusetts, and amendment and extension of lease, dated March 17, 1987 (1)
10.2 Assignment of Lease, dated April 1986, for Registrant's facilities at Unit 11A, Melbourn Science Park, Melbourn, Hertz, England (1)
10.3  Registrant's 1989 Employee Stock Purchase Plan, as amended (5)
10.4  Registrant's 1991 Incentive Stock Option Plan, as amended (10)
10.5  Registrant's 2000 Stock Plan (19)
10.6 Distributor/Representative Agreement, dated August 1, 1984, between Registrant and Aju Exim (formerly Spirox Holding Co./You One Co. Ltd.) (1)
10.7 Exclusive Sales and Service Representative Agreement, dated October 1, 1989, between Registrant and AVBA Engineering Ltd. (3)
10.8 Exclusive Sales and Service Representative Agreement, dated as of April 1, 1990, between Registrant and Indosale PVT Ltd. (3)
10.9 License Agreement, dated November 23, 1987, between Registrant and Eaton Corporation (1)
10.10 Exclusive Sales and Service Representative Agreement, dated May 1, 1989, between Registrant and Spirox Taiwan, Ltd. (2)
10.11 Lease, dated April 7, 1992, between Registrant and The John A. and
      Susan R. Sobrato 1979 Revocable Trust for property at 1139 Karlstad
      Drive, Sunnyvale, California (6)
10.12 Asset Purchase Agreement, dated May 28, 1992, by and between the Registrant and Advantage Production Technology, Inc. (7)
10.13 License and Distribution Agreement, dated September 8, 1992, between the Registrant and Sumitomo Mutual Industries Ltd. (8)
10.14 Lease Agreement, dated October 1995, for Registrant's facilities at
      Lot 62, Four Stanley Tucker Drive, Newburyport, Massachusetts (9)
10.15 International Distributor Agreement, dated July 18, 1997, between Registrant and Macrotron Systems GmbH (12)
10.16 Credit Agreement, dated August 18, 1997, between Registrant and
      Sumitomo Bank of California (12)
10.18 Settlement Agreement and Mutual Release, dated April 20, 1998, between Registrant and James T. Healy (16)
10.19 Form of Change of Control Severance Agreement (16)
10.20 Settlement Agreement and Mutual Release, dated January 1998, between the Registrant and John Aldeborgh (18)
10.21 Settlement Agreement and Mutual Release, dated May 1998, between the Registrant and Mary Bobel (18)
31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------

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

(b)  Report  of  Form  8-K

We filed the following current report on Form 8-K with the SEC during the three months ended June 30, 2003:

1) On April 28, 2003, we furnished the press release of our financial results for the three and six months ended March 31, 2003.

GENUS,  INC.
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  August  13,  2003
       GENUS,  INC.



     /s/     William  W.R.  Elder

     ---------------------------
     William  W.R.  Elder,  President,
     Chief  Executive  Officer  and  Chairman



     /s/  Shum  Mukherjee

     ---------------------------
     Shum  Mukherjee
     Chief  Financial  Officer
     (Principal  Financial  and  Principal
     Accounting  Officer)