Form 10-Q
period 2003-09-30
GENUS INC
filed 2003-11-14
CIK 837913

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]     Quarterly  report  pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934
For the quarterly period ended September 30, 2003 or

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


As of November 3, 2003, the issuer had 32,416,257 shares of common stock outstanding.


================================================================================

                                   GENUS, INC.
                                    FORM 10-Q
                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Statements of Operations for the three months and nine months
     ended September 30, 2003 and September 30, 2002 . . . . . . . . . . . . . . . .   3


     Condensed Consolidated Balance Sheets as of September 30, 2003
     and December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4


     Condensed Consolidated Statements of Cash Flows for the nine months ended
     September 30, 2003 and September 30, 2002 . . . . . . . . . . . . . . . . . . .   5

     Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . .   6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations . . . . . . . . . . . . . .  17


Item 3. Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . .  31


Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . .  31




PART II. OTHER INFORMATION


Item 1: Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

Item 5: Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

Item 6: Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .  32


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

                         PART I.  FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                           GENUS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                 SEPTEMBER 30,        SEPTEMBER 30,

                                                  2003      2002      2003      2002
                                                --------  --------  --------  --------

Net sales. . . . . . . . . . . . . . . . . . .  $ 9,107    12,153   $41,541    28,487
Costs and expenses:
     Cost of goods sold. . . . . . . . . . . .    7,049     7,826    29,438    20,463
     Research and development. . . . . . . . .    1,663     2,127     5,758     6,079
     Selling, general and administrative . . .    2,800     3,498     8,842    10,229
                                                -------   -------    ------    -------
Loss from operations . . . . . . . . . . . . .   (2,405)   (1,298)   (2,497)   (8,284)

Interest expense . . . . . . . . . . . . . . .     (411)     (160)   (1,318)     (278)
Other income (expense), net. . . . . . . . . .       35       (46)       84      (215)
                                                -------   -------    ------    -------
Loss before income taxes . . . . . . . . . . .   (2,781)   (1,504)   (3,731)   (8,777)

Provision for income taxes . . . . . . . . . .       56        71        56       159
                                                -------   -------    ------    -------
Net loss . . . . . . . . . . . . . . . . . . .  $(2,837)  $(1,575)  $(3,787)  $(8,936)
                                                =======   =======   =======   ========

Net loss per share.
     Basic . . . . . . . . . . . . . . . . . .  $ (0.09)  $ (0.06)  $ (0.13)  $ (0.34)
     Diluted . . . . . . . . . . . . . . . . .  $ (0.09)  $ (0.06)  $ (0.13)  $ (0.34)


Shares used in per share calculation - basic .   30,628    27,693    29,624    26,572
                                                ========  ========  ========  ========
Shares used in per share calculation - diluted   30,628    27,693    29,624    26,572
                                                ========  ========  ========  ========


     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                            2003             2002
                                                                       --------------   --------------
ASSETS
Current Assets:
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .  $       10,470   $      11,546
     Accounts receivable (net of allowance for doubtful
          accounts of $0 in 2003 and $69 in 2002) . . . . . . . . . .           3,275           7,505
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .           9,005          11,405
     Other current assets . . . . . . . . . . . . . . . . . . . . . .           1,064           1,336
                                                                       --------------   --------------
          Total current assets. . . . . . . . . . . . . . . . . . . .          23,814          31,792
Equipment, furniture and fixtures, net. . . . . . . . . . . . . . . .           9,325           8,661
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . .           1,270           1,057
                                                                       --------------   --------------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . .  $       34,409   $      41,510
                                                                       ==============   ==============

LIABILITIES
Current Liabilities:
     Short-term bank borrowings . . . . . . . . . . . . . . . . . . .  $        1,969   $       7,813
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .           3,186           6,498
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .           3,857           3,064
     Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .           2,576           2,713
     Customer advances. . . . . . . . . . . . . . . . . . . . . . . .           1,728           1,809
     Loan payable, current portion. . . . . . . . . . . . . . . . . .             266             245
                                                                       --------------   --------------
          Total current liabilities . . . . . . . . . . . . . . . . .          13,582          22,142

Convertible notes . . . . . . . . . . . . . . . . . . . . . . . . . .           5,647           5,301
Loan payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              47             270
                                                                       --------------   --------------

          Total liabilities . . . . . . . . . . . . . . . . . . . . .          19,276          27,713
                                                                       --------------   --------------

Contingencies (see note)

SHAREHOLDERS' EQUITY
Common stock, no par value:
     Authorized 100,000 shares on September 30, 2003; and
     50,000 shares on December 31, 2002;
          Issued and outstanding 32,201 shares at September 30, 2003
          and 28,621 shares at December 31, 2002. . . . . . . . . . .         128,862         123,890
     Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .        (111,596)       (107,809)
     Note receivable from shareholder . . . . . . . . . . . . . . . .            (151)           (151)
     Accumulated other comprehensive loss . . . . . . . . . . . . . .          (1,982)         (2,133)
                                                                       --------------   --------------
          Total shareholders' equity. . . . . . . . . . . . . . . . .          15,133          13,797
                                                                       --------------   --------------
          Total liabilities and shareholders' equity. . . . . . . . .  $       34,409   $      41,510
                                                                       ==============   ==============


     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN THOUSANDS


                                                                     Nine Months Ended
                                                                       September 30,
                                                                      2003       2002
                                                                    ---------  ---------
Cash flows from operating activities:
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (3,787)    (8,936)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation . . . . . . . . . . . . . . . . . . . . . .     2,371      2,816
          Write-down for excess and obsolete inventories . . . . .       431        901
          Provision for doubtful accounts. . . . . . . . . . . . .        40          -
          Amortization of deferred finance costs . . . . . . . . .       712        115
          Fixed assets written-off . . . . . . . . . . . . . . . .       140          -
          Changes in assets and liabilities:
               Accounts receivable . . . . . . . . . . . . . . . .     4,190     (1,675)
               Inventories . . . . . . . . . . . . . . . . . . . .     1,758      3,610
               Other assets. . . . . . . . . . . . . . . . . . . .      (757)        67
               Accounts payable. . . . . . . . . . . . . . . . . .    (3,312)    (3,132)
               Accrued expenses and customer advances. . . . . . .       712         87
               Deferred revenue. . . . . . . . . . . . . . . . . .      (137)    (4,450)
                                                                    ---------  ---------
               Net cash provided by (used) in operating activities     2,361    (10,597)
                                                                    ---------  ---------

Cash flows from investing activities:
     Acquisition of equipment, furniture and fixtures. . . . . . .    (2,364)      (402)
                                                                    ---------  ---------
               Net cash used in investing activities . . . . . . .    (2,364)      (402)
                                                                    ---------  ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock. . . . . . . . . . . .     4,822      9,591
     Proceeds from issuance of convertible notes and warrants,
          net  of cash issuance costs of $814. . . . . . . . . . .         -      6,986
     Proceeds from short-term bank borrowings. . . . . . . . . . .    25,856          -
     Payments for short-term bank borrowings . . . . . . . . . . .   (31,700)      (242)
     Proceeds from loan payable. . . . . . . . . . . . . . . . . .         -      1,200
     Payments on loan payable. . . . . . . . . . . . . . . . . . .      (202)      (567)
                                                                    ---------  ---------
               Net cash provided by financing activities . . . . .    (1,224)    16,968
                                                                    ---------  ---------

Effect of exchange rate changes on cash. . . . . . . . . . . . . .       151        124
                                                                    ---------  ---------

Net increase(decrease) in cash and cash equivalents. . . . . . . .    (1,076)     6,093
Cash and cash equivalents, beginning of period . . . . . . . . . .    11,546      3,043
                                                                    ---------  ---------
Cash and cash equivalents, end of period . . . . . . . . . . . . .  $ 10,470   $  9,136
                                                                    =========  =========
Supplemental cash flow information
     Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    639   $    198
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . .  $    308   $      7
     Non-cash investing and financing activities:
     Warrants issued in connection with convertible notes. . . . .  $      -   $     54
     Transfer of inventory to fixed assets . . . . . . . . . . . .  $    143   $      -
     Transfer of other assets to fixed assets. . . . . . . . . . .  $    600   $      -
     Conversion of convertible notes to common stock . . . . . . .  $    150   $      -


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                        5
        Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Liquidity

          The Company has an accumulated deficit of $111.6 million and a net loss of $3.8 million during the nine months ended September 30, 2003. The Company is in the process of executing its business strategy and has plans to eventually achieve profitable operations on an ongoing basis. Management believes that existing cash, cash generated by operations, and available financing will be sufficient to meet projected working capital, capital expenditure and other cash requirements for the next twelve months. Management cannot provide assurances that its cash and its future cash flows from operations alone will be sufficient to meet operating requirements and allow the Company to service debt and repay any underlying indebtedness at maturity. If the Company does not achieve anticipated cash flows, we may not be able to meet planned product release schedules and forecast sales objectives. In such event the Company will require additional financing to fund on-going and planned operations and may need to implement expense reduction measures. In the event the Company needs additional financing, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company.


Net Loss Per Share

     Basic net loss per share is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss to common shareholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

     A reconciliation of the numerator and denominator of basic and diluted net loss per share is as follows (in thousands, except per share data):

                                             Three Months Ended    Nine Months Ended
                                                September 30,        September 30,
                                                2003      2002      2003      2002
                                              --------  --------  --------  --------
Basic and Diluted
Net loss . . . . . . . . . . . . . . . . . .  $(2,837)  $(1,575)  $(3,787)  $(8,936)
                                              ========  ========  ========  ========
  Weighted average common shares outstanding   30,628    27,693    29,624    26,572
                                              ========  ========  ========  ========
  Basic and diluted net loss per share . . .  $ (0.09)  $(0.06 )  $ (0.13)  $ (0.34)
                                              ========  ========  ========  ========

     Stock options, warrants and convertible debt to purchase approximately 8,710,000 shares of common stock were outstanding as of September 30, 2003 but were not included in the computation of diluted net earnings per share because their effect would be anti-dilutive.


                                        6
        Notes to Condensed Consolidated Financial Statements (Unaudited)

     Stock options and warrants to purchase approximately 12,675,000 shares of common stock were outstanding as of September 30, 2002, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

Stock Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions
Involving Stock Compensation." Generally, the Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized in the Company's statements of operations. Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and is as follows for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share data):

                                                               Three Months Ended    Nine Months Ended
                                                                  September 30,        September 30,
                                                                 2003      2002      2003      2002
                                                               --------  --------  --------  ---------
Net loss, as reported . . . . . . . . . . . . . . . . . . . .  $(2,837)  $(1,575)  $(3,787)  $ (8,936)
Add: Stock -based employee compensation recorded. . . . . . .        -         -         -          -
Deduct: Total stock-based employee compensation
          expense, determined using a fair value based method
          for all awards, net of related tax effects. . . . .    ( 331)     (449)   (1,445)    (1,517)
                                                               --------  --------  --------  ---------

Pro forma net loss attributable to common
     shareholders . . . . . . . . . . . . . . . . . . . . . .  $(3,168)  $(2,024)  $(5,232)  $(10,453)
                                                               ========  ========  ========  =========

Earnings per share

  Basic - as reported . . . . . . . . . . . . . . . . . . . .  $ (0.09)  $ (0.06)  $ (0.13)  $  (0.34)
                                                               ========  ========  ========  =========

  Basic - pro forma . . . . . . . . . . . . . . . . . . . . .  $ (0.10)  $ (0.07)  $ (0.18)  $  (0.39)
                                                               ========  ========  ========  =========

  Diluted - as reported . . . . . . . . . . . . . . . . . . .  $ (0.09)  $ (0.06)  $ (0.13)  $  (0.34)
                                                               ========  ========  ========  =========

  Diluted - as pro forma. . . . . . . . . . . . . . . . . . .  $ (0.10)  $ (0.07)  $ (0.18)  $  (0.39)
                                                               ========  ========  ========  =========


     The above pro forma effects on net loss may not be representative of the effects on future results as options granted typically vest over several years and additional option grants are expected to be made in future years.

     The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2003, and 2002:


                                        7
        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,

                                              2003        2002        2003        2002
                                           ----------  ----------  ----------  ----------
Weighted average risk free interest rates       1.93%       2.03%       2.08%       3.53%
Weighted average expected life              3.0 years   3.0 years   3.0 years   3.0 years
Weighted average expected volatility            93%        123%         98%        104%
Expected dividend yield                          0%          0%          0%          0%


     The weighted average fair value of options granted in the three months ended September 30, 2003 and 2002 was $2.38 and $1.13, respectively. The weighted average fair value of options granted in the nine months ended
September  30,  2003  and  2002  was  $1.86  and  $1.95,  respectively.


     The  fair  value  of  the  employees'  stock purchase rights under the 1989
Employee Stock Purchase Plan was estimated using the Black-Scholes option-pricing model with the following assumptions for the nine months ended September 30, 2003 and 2002:

                                              Nine Months Ended
                                                September 30,
                                              2003        2002
                                           ----------  ----------
Weighted average risk free interest rates       1.03%       1.44%
Weighted average expected life              0.5 years   0.5 years
Weighted average expected volatility            74%         89%
Expected dividend yield                          0%          0%


     The weighted average fair value of those purchase rights granted in the nine months ended September 30, 2003 and 2002 was $0.80 and $0.86, respectively.


Revenue  Recognition.

     The Company derives revenue from the sale and installation of semiconductor manufacturing systems and from engineering services and the sale of spare parts to support such systems.


                                        8
        Notes to Condensed Consolidated Financial Statements (Unaudited)

Equipment selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. Effective January 1, 2000, at which time the Company had not established verifiable objective evidence of the fair value of installation services, the Company commenced deferring recognition of revenue from such equipment sales until installation was complete and the product was accepted by the customer to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101. In the third quarter of 2002, the Company established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multiple-element arrangements prior to completion of installation services.
Accordingly, under SAB 101, if Genus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with undelivered elements such as installation and on-site support related tasks is recognized when the installation is completed and the customer accepts the product and for on-site support as the support service is provided. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, revenue is recognized when installation is complete and the customer accepts the product. Revenues can fluctuate significantly as a result of the timing of customer acceptances. At September 30, 2003 and December 31, 2002, the Company had deferred revenue of $2.6 million and $2.7 million, respectively.

     Revenues from sale of spare parts are generally recognized upon shipment. Revenues from engineering services are recognized as the services are completed over the duration of the contract.


Borrowings

    On December 20, 2001 and as amended on March 26, 2002 and March 20, 2003, the Company maintains line of credit facilities for a maximum of $15.0 million, based on eligible receivables and inventory. The interest rate is prime plus 1.75% per annum and the facility expires on June 29, 2004. The loan is collateralized by a first priority perfected security interest in the Company's assets and has a covenant requiring the Company to maintain a minimum tangible net worth (calculated as the excess of total assets over total liabilities adjusted to exclude intangible assets and balances receivable from officers or affiliates and to exclude the convertible notes) of $15.0 million. As of September 30, 2003, there was $2.0 million outstanding under this credit facility, the maximum amount available to the Company.

    On January 4, 2002, the Company received gross proceeds of $1.2 million under a secured loan, which is payable over 36 months, accrues interest of 8.75% per annum and is secured by two systems in the Company's demonstration lab. There was $313,000 outstanding at September 30, 2003.



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


                                        9
        Notes to Condensed Consolidated Financial Statements (Unaudited)

- The warrants were exercisable for 2,641,000 shares of common stock at an exercise price of $1.42 per share and for 120,000 shares of common stock at an exercise price of $1.25 per share. Warrants for 600,000 shares of common stock were previously exercised. In August 2003, all the remaining warrants under this arrangement were exercised and the Company issued 2,161,000 shares of common stock in exchange for cash proceeds of $3 million.

     The Company classified the warrants as equity and allocated a portion of the proceeds from the convertible notes to the warrants, using the relative fair value method in accordance with APB No. 14. " Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". The allocation of proceeds to the warrants reduced the carrying value of the convertible notes. As a result, the fair value of the common stock issuable upon conversion of the notes exceeded the carrying value of the convertible notes, resulting in a beneficial conversion feature. The value of the beneficial conversion feature is accreted over the stated term of the convertible notes in accordance with EITF No. 98-5 " Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application Issue No. 98-5 to Certain Convertible Instruments".

     The net cash proceeds from the issuance of the convertible notes and warrants were recorded as follows (in thousands):

          Convertible note                              $5,560
          Detachable warrants                            1,312
          Beneficial conversion feature                    928
                                                        -------
          Proceeds from convertible notes and warrants   7,800
          Other asset, issuance costs                     (814)
                                                        -------
          Net proceeds                                  $6,986
                                                        =======

     The $2.2 million difference between the $5.6 million original carrying value of the notes and the $7.8 million face value of the notes, representing the value of the warrant and the beneficial conversion feature, has been recorded as equity and is accreted as interest expense over the three year term of the convertible notes, using the effective interest rate method.

     The Company incurred issuance costs of approximately $868,000, representing cash of $814,000 and warrant with a fair value of $54,000. The warrants to purchase 79,000 shares of common stock at $1.42 per share was subsequently net exercised for 38,631 shares of common stock.

      Issuance costs are included with other assets and are amortized as interest expense over the stated term of the convertible notes.

     The carrying value of the convertible note and deferred issuance costs at September 30, 2003 is calculated as follows (in thousands):


                                        10
        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                       Convertible    Other Asset,
                                          Note       Issuance Costs
                                      -------------  ---------------
Balance at issuance, August 15, 2002  $      5,560            ($868)
Conversions                                   (675)               -
Accretion and amortization                     416              104
                                      -------------  ---------------
Balance at December 31, 2002                 5,301             (764)
Conversions                                   (150)               -
Accretion and amortization                     496              216
                                      -------------  ---------------
Balance at September 30, 2003         $      5,647            ($548)
                                      =============  ===============


     The Company recorded interest costs related to the convertible notes and warrants of $350,000 and $1.1 million during the three and nine months ended September 30, 2003. Interest cost includes coupon interest of $122,000 and $371,000 during the three and nine months ended September 30, 2003.

     In the event of a change of control of the Company, the note holders may elect to receive repayment of the notes at a premium of 10% over the face value of the notes.


Inventories

     Inventories comprise the following (in thousands):

                                   September 30,   December 31,
                                        2003           2002
                                   --------------  -------------

Raw materials and purchased parts  $        4,503  $       4,493
Work in process                             2,114          3,417
Finished goods                                498            175
Inventory at customers' locations           1,890          3,320
                                   --------------  -------------
                                   $        9,005  $      11,405
                                   ==============  =============


     Inventory at customers' locations represent the cost of systems shipped to customers for which we have not recognized revenue and for which we are awaiting customer acceptance.


Accrued  Expenses

     Accrued expenses comprise the following (in thousands):

                                                     September 30,   December 31,
                                                          2003           2002
                                                     --------------  -------------

System warranty                                      $        1,586  $         970
Accrued compensation, commissions and related items             861            509
Federal , state and foreign taxes                               388            751
Accrued legal expenses                                           22            129
Accrued rent                                                    312            162
Other                                                           688            543
                                                     --------------  -------------
                                                     $        3,857  $       3,064
                                                     ==============  =============


                                        11
        Notes to Condensed Consolidated Financial Statements (Unaudited)

     The Company generally provides one-year labor and two-year material warranty on its products. Warranty expenses are accrued at the time that revenue is recognized from the sale of products. At present, based upon historical experience, the Company accrues material warranty equal to 2% and 5% of shipment value for its 200mm and 300mm products, respectively, and labor warranty equal to $20,000 per system for both its 200mm and 300mm products. At the end of every quarter, the Company reviews its actual spending on warranty and reassesses if its accrual is adequate to cover warranty expenses on the systems in the field which are still under warranty. Differences between the required accrual and recorded accrual are charged or credited to warranty expense for the period.


      Changes in the warranty accrual during the three and nine months ended September 30, 2003 were as follows (in thousands):

                                                                       Three Months Ended
                                                                       September 30, 2003
                                                                      --------------------
Balance, June 30, 2003                                                $             1,564
Accrual for warranty liability for revenues recognized in the period                  545
Settlements made                                                                     (523)
                                                                      --------------------
Balance, September 30, 2003                                           $             1,586
                                                                      --------------------


                                                                       Nine Months Ended
                                                                       September 30, 2003
                                                                      --------------------
Balance, December 31, 2002                                            $               970
Accrual for warranty liability for revenues recognized in the period                1,611
Settlements made                                                                     (995)
                                                                      --------------------
Balance, September 30, 2003                                           $             1,586
                                                                      --------------------


                                        12
        Notes to Condensed Consolidated Financial Statements (Unaudited)

Common  Stock  and  Warrants

     On January 25, 2002, the Company sold 3,871,330 shares of common stock, and warrants to purchase 580,696 shares of common stock, for aggregate proceeds of approximately $7.9 million. The warrants issued to the purchasers in the private placement are exercisable for $3.23 per share and the warrants have a five-year term. As of September 30, 2003, all these warrants were exercisable and outstanding.

     In August 2002, the Company completed a $7.8 million financing in a private placement of subordinated notes convertible into common stock and warrants convertible into or exercisable for common stock. Refer to the Convertible Notes and Warrants footnote for further information.


Related  Party  Transactions

     Mario M. Rosati, a Director of the Company is also a member of the law firm of Wilson Sonsini Goodrich & Rosati, the general counsel of the Company. During the nine months ended September 30, 2003 and 2002, the Company paid $412,000 and $1,455,000 respectively, to Wilson Sonsini Goodrich & Rosati. At September 30,
2003,  the  Company  owed  approximately  $44,000  to  Wilson Sonsini Goodrich &
Rosati.


Comprehensive  Loss

     The following are the components of comprehensive loss (in thousands):

                                                        Three Months Ended    Nine Months Ended
                                                          September 30,         September 30,
                                                         2003      2002       2003      2002
Net loss . . . . . . . . . . . . . . . . . . . . . . .  $(2,837)  $(1,575)  $(3,787)  $(8,936)
Change in foreign currency translation adjustment. . .      128       (57)      151       124
                                                        -------   -------   --------  --------
     Comprehensive loss. . . . . . . . . . . . . . . .  $(2,709)  $(1,632)  $(3,636)  $(8,812)
                                                        =======   =======   =======   ========


The components of accumulated other comprehensive loss is as follows (in thousands):

                                    September 30    December 31
                                        2003           2002
                                   --------------  -------------
Cumulative translation adjustment  $      (1,982)  $     (2,133)
                                   =============   =============


                                        13
        Notes to Condensed Consolidated Financial Statements (Unaudited)

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


                                       14
        Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent  Accounting  Pronouncements


     In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21(EITF 00-21), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The Company adopted EITF 00-21 during the third quarter of 2003 and the adoption did not result in any material impact on our financial position, cash flows or results of operations.

     In May 2003, the EITF reached a consensus on Issue 03-05 (EITF 03-05), Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. EITF 03-05 provides guidance on whether non-software deliverables included in arrangements that contain more-than-incidental software are included within the scope of SOP 97-2. This issue does not address the allocation of the overall arrangement fee to the software and the non-software elements of the arrangement. This issue does not address the determination of whether the software is more than incidental but assumes that an arrangement includes software that is more than incidental to the products or services as a whole. The provisions of EITF 03-05 applies to new revenue arrangements entered into after the beginning of an entity's reporting period beginning after August 13, 2003. The Company believes the adoption of this standard will have no material effect on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133. The amendments pertain to decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 will be applied prospectively. The Company adopted SFAS 149 during the third quarter of 2003 and the adoption did not result in any material impact on our financial position, cash flows or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments as they relate to minority interest in consolidated finite-lived entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted SFAS 150 during the third quarter of 2003 and the adoption did not result in any material impact on our financial position, cash flows or results of operations.


                                       15
        Notes to Condensed Consolidated Financial Statements (Unaudited)

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first reporting period ending after December 15, 2003. The Company believes that the adoption of this standard will have no material effect on our consolidated financial statements.


Subsequent  Events

On  November 7, 2003, the Company completed a private placement of approximately
6.4 million shares of its common stock at a per share price of $5.25. The offering resulted in gross proceeds to the company of approximately $33.6 million, before costs related to the private placement. The purchase price for the shares represented approximately a 5 percent discount to the average closing price for 10 days prior to the close on November 7, 2003. No warrants were issued in this transaction.

The company stated that it expects to use the net proceeds of the offering for working capital and general corporate purposes. Halpern Capital, Inc. acted as the lead placement agent to Genus for this private placement.

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

CRITICAL  ACCOUNTING  POLICIES

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue  recognition

The Company derives revenue from the sale and installation of semiconductor manufacturing systems and from engineering services and the sale of spare parts to support such systems.

Equipment selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. Effective January 1, 2000, the Company did not have verifiable objective evidence of the fair value of installation services. The Company generally defers recognition of revenue from equipment sales until installation is complete and the product is accepted by the customer. In the third quarter of 2002, the Company established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multiple-element arrangements prior to completion of installation services. Accordingly, if a product delivered to a customer has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with undelivered elements such as installation and on-site support related tasks is recognized for installation when the installation is completed and the customer accepts the product and for on-site support as the support service is provided. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, revenue is recognized when installation is complete and the customer accepts the product. Revenues can fluctuate significantly as a result of the timing of customer acceptances and the applicability of multiple element accounting to products shipped in any particular period. At September 30, 2003 and 2002, the Company had deferred revenue of $2.6 million and $2.9 million, respectively.

Revenues from sale of spare parts are generally recognized upon shipment. Revenues from engineering services are recognized as the services are completed over the duration of the contract.


Accrual  for  warranty  expenses

The Company generally provides one-year labor and two-year material warranty on its products. Warranty expenses are accrued at the time that revenue is recognized from the sale of products. At present, based upon historical experience, the Company accrues material warranty equal to 2% and 5% of shipment value for its 200mm and 300mm products, respectively, and labor warranty equal to $20,000 per system for both its 200mm and 300mm products. At the end of every quarter, the Company reviews its actual spending on warranty and reassesses if its accrual is adequate to cover warranty expenses on the systems in the field which are still under warranty. Differences between the required accrual and recorded accrual are charged or credited to warranty expenses for the period. At September 30, 2003 and 2002, the Company had accrued $1,586,000 and $878,000, respectively, for material and labor warranty obligations. Actual results could differ from estimates. In the unlikely event that a problem is identified that would result in the need to replace components on a large scale, we would experience significantly higher expenses and our results of operations and financial condition could be materially and adversely effected.


Valuation  of  Inventories

Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We write down inventories to net realizable value based on forecasted demand and market conditions. Raw material and purchased parts include spare parts inventory for systems and was $4.5 million at September 30, 2003 and December 31, 2002. The forecasted demand for spare parts takes into account the Company's obligations to support systems for periods that are as long as five years.

Actual demand and market conditions may be different from those projected by the Company. This could have a material effect on operating results and financial position. Net inventory write-downs during the nine months ended September 30, 2003 and 2002, were $431,000 and $901,000, respectively.


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


RESULTS  OF  OPERATIONS
-----------------------

     NET SALES. Net sales for the three and nine months ended September 30, 2003 were $ 9.1 million and $41.5 million, when compared to net sales of $12.2 million and $28.5 million for the corresponding periods in 2002. Revenues during the third quarter of 2003 included two 300mm systems, one ALD and one CVD system. Revenue during the third quarter of 2002 included one 200mm CVD systems, two 200mm ALD system and one 200mm ALD upgrade system revenue. During the nine months ended September 30, 2003, twelve systems were recognized as revenue compared to eight systems and an upgrade recognized as revenue in the first nine months of 2002.

     Based on the slow recovery of the semiconductor capital equipment market and the uncertainty on the timing of the orders, Genus has maintained its booking guidance to the $45 million to $60 million range and full year revenue guidance in the $50 million to $60 million range.

     COST OF GOODS SOLD. Cost of goods sold for the three and nine months ended September 30, 2003 were $7.0 million and $29.4 million, compared to $7.8 million and $20.5 million for the same periods in 2002. Gross profit as a percentage of revenues was 23% for the third quarter of 2003 compared to 36% in the third quarter of 2002. Gross profit as a percentage of revenues was 29% for the nine months ended September 30, 2003 compared to 28% for the corresponding period in 2002. The decrease in gross margin as a percentage of revenues during the third quarter of 2003 as compared to third quarter of 2002 is primarily due to lower revenues resulting in lower production volumes and decreased manufacturing efficiencies. The adverse mix effect during the third quarter of 2003 as compared to third quarter of 2002 was a result of our recognizing a higher portion of 300mm systems during the third quarter of 2003, which currently has a lower margin than other systems. The increase in gross margin during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to higher revenues, resulting in higher production volumes and increased manufacturing efficiencies.

     RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses for the quarter ended September 30, 2003 were $1.7 million, compared with $2.1 million or 18% of net sales for the both periods in 2003 and 2002. For the nine months ended September 30, 2003, research and development expenses were $5.8 million or 14% of sales, compared to $6.1 million or 21% of net sales for the nine months ended September 30, 2002.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses were $2.8 million and $8.8 million for the three and nine months ended September 30, 2003 compared to $3.5 million and $10.2 million in the corresponding periods in 2002. As a percent of net sales, selling, general and administrative expenses were 31% and 21% for the three and nine months ended
September 30, 2003 compared to 29% and 36% for the corresponding periods in 2002. The dollar decreases in selling, general and administrative expenses in the nine month period ended September 30, 2003 compared with corresponding period in 2002 was primarily due to lower legal costs, partially offset by increased in facilities expenses and severance costs.

     INTEREST EXPENSE. Interest expense for the three and nine months ended September 30, 2003 was $411,000 and $1,318,000, respectively, compared to interest expense of $160,000 and $278,000 for the corresponding periods in 2002. The increase in interest expense during the three and nine months ended September 30, 2003, compared with the corresponding period in 2002 was primarily due to an increase in interest expense and accretion and amortization of discount and issuance costs related to the convertible notes that were issued during the third quarter of 2002.


     OTHER INCOME (EXPENSE), NET. Other income (expense), net for the three and nine months ended September 30, 2003 were $35,000 and $84,000 respectively compared to other income (expense), net of ($46,000) and ($215,000) for the corresponding periods in 2002.

     PROVISION FOR INCOME TAXES. We did not record any provision for income taxes in the U.S. and Japan for the three and nine months ended September 30, 2003 and 2002, as we recorded losses in these entities. We provide for a full valuation allowance against the tax benefit associated with these losses. We recorded $56,000 in income tax expense for our South Korean subsidiary for the three and nine months ended September 30, 2003, as compared to $71,000 and $159,000 recorded for the corresponding periods in 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2003, our cash and cash equivalents were $10.5 million, a $1.0 million decrease over cash and cash equivalents of $11.5 million held as of December 31, 2002 .The reduction in cash and cash equivalents at September 30, 2003 as compared with the cash and cash equivalents balance at December 31, 2002 primarily resulted from losses generated in the nine month period ended September 30, 2003. Cash generated by operating activities totaled $2.4 million for the nine months ended September 30, 2003, and consisted primarily of net loss of $3.8 million, decreases in accounts payable of $3.3 million, partially offset by decrease in accounts receivable of $4.2 million, decrease in inventories of $1.8 million, increase in accrued expenses and customer advances of $712,000, decrease in other assets of $757,000, and depreciation of $2.4 million.

     Financing activities used cash of $1.2 of million for the nine months ended September 30, 2003, and primarily consisted payments of debt of $5.8 million, net, partially offset from proceeds from issuance of common stock of $4.8 million.

     We made capital expenditures of $2.4 million for the nine months ended September 30, 2003. These expenditures were primarily related to purchase of property, plant and equipment.

     Our primary source of funds at September 30, 2003 consisted of $10.5 million in cash and cash equivalents, $3.3 million of accounts receivable, and our credit line of up to $15 million with Silicon Valley Bank, of which $2.0 million, the maximum available amount, was outstanding at September 30, 2003.

     A summary of our contractual obligations as of September 30, 2003 is as follows (in thousands):

                                          Less than                            After
                      Total   Revolving     1 year    1-3 years   4-5 years   5 years
                     -------  ----------  ----------  ---------  ----------  ---------
Silicon Valley Bank  $ 1,969  $    1,969  $        -  $        -  $        -  $      -
Citicapital              313         N/A         266          47           -         -
Convertible Notes*     6,975         N/A           -       6,975           -         -
Operating Leases      16,866         N/A       1,628       4,946       3,768     6,524
                     -------  ----------  ----------  ---------  ----------  ---------
                     $26,123  $    1,969  $    1,894  $   11,968  $    3,768  $  6,524
                     ======   ==========  ==========  ==========  ==========  ========

*In  the  event  of  a  change of control in the Company, the note holder may elect to receive  repayment  of  the  notes  at  a  premium  of  10%.


          The Company has an accumulated deficit of $111.6 million and a net loss of $3.8 million during the nine months ended September 30, 2003. The Company is in the process of executing its business strategy and has plans to eventually achieve profitable operations on an ongoing basis. Management believes that existing cash, cash generated by operations, and available financing will be sufficient to meet projected working capital, capital expenditure and other cash requirements for the next twelve months. Management cannot provide assurances that its cash and its future cash flows from operations alone will be sufficient to meet operating requirements and allow the Company to service debt and repay any underlying indebtedness at maturity. If the Company does not achieve anticipated cash flows, we may not be able to meet planned product release schedules and forecast sales objectives. In such event the Company will require additional financing to fund on-going and planned operations and may need to implement expense reduction measures. In the event the Company needs additional financing, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21(EITF 00-21), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The Company adopted EITF 00-21 during the third quarter of 2003 and the adoption did not result in any material impact on our financial position, cash flows or results of operations.

     In May 2003, the EITF reached a consensus on Issue 03-05 (EITF 03-05), Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in Arrangement Containing More-Than-Incidental Software. EITF 03-05 provides guidance on whether non-software deliverables included in arrangements that contain more-than-incidental software are included within the scope of SOP 97-2. This issue does not address the allocation of the overall arrangement fee to the software and the non-software elements of the arrangement. This issue does not address the determination of whether the software is more than incidental but assumes that an arrangement includes software that is more than incidental to the products or services as a whole. The provisions of EITF 03-05 applies to new revenue arrangements entered into after the beginning of an entity's reporting period beginning after August 13, 2003. The Company believes the adoption of this standard will have no material effect on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133. The amendments pertain to decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 will be applied prospectively. The Company adopted SFAS 149 during the third quarter of 2003 and the adoption did not result in any material impact on our financial position, cash flows or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments as they relate to minority interest in consolidated finite-lived entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted SFAS 150 during the third quarter of 2003 and the adoption did not result in any material impact on our financial position, cash flows or results of operations.


     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first reporting period ending after December 15, 2003. The Company believes that the adoption of this standard will have no material effect on our consolidated financial statements.




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




WE HAVE EXPERIENCED LOSSES OVER THE LAST FEW YEARS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

     We have experienced losses of $11.6 million, $6.7 million and $9.7 million for 2002, 2001 and 2000, respectively.

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

     We cannot assure our shareholders and investors that we will achieve profitability in fiscal 2003 and beyond, nor can we provide assurances that we will achieve the sales necessary to avoid further expense reductions in the future.
..

SUBSTANTIALLY ALL OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE CUSTOMERS

     In nine month period ended September 30, 2003, Samsung Electronics Company, Ltd., Seagate Technologies, Inc. and IBM, accounted for 74%, 9%, and 9%, of revenues, respectively. In the nine month period ended September 30, 2002, Samsung Electronics Company, Ltd., and Seagate accounted for 51%, and 23% of our revenues, respectively.

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


WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES

     Export sales accounted for approximately 78% of our total net sales for the nine months ended September 30, 2003. Net sales to our South Korean-based customers accounted for approximately 73% of total net sales for the nine months ended September 30, 2003. Export sales accounted for approximately 72%, 93% and 98% of our total net sales in 2002, 2001 and 2000, respectively. Net sales to our South Korean-based customers accounted for approximately 56%, 73% and 92% of total net sales in 2002, 2001 and 2000, respectively. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to additional risks, including:

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

WE DEPEND UPON NINE INDEPENDENT SALES REPRESENTATIVES FOR THE SALE OF OUR PRODUCTS AND ANY DISRUPTION IN THESE RELATIONSHIPS WOULD ADVERSELY AFFECT US

     We currently sell and support our thin film products through direct sales and customer support organizations in the United States, Europe, South Korea and Japan and through nine independent sales representatives and distributors in the United States, Europe, South Korea, Taiwan, China and Malaysia. We do not have any long-term contracts with our sales representatives and distributors. Any disruption or termination of our existing distributor relationships could negatively impact sales and revenue.

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

WE ARE OBLIGATED TO ISSUE SHARES OF OUR STOCK UNDER OUTSTANDING OPTIONS AND WARRANTS AND SUCH ISSUANCE WILL DILUTE YOUR PERCENTAGE OWNERSHIP IN GENUS

     As of September 30, 2003, we have approximately 3,798,000 shares of common stock underlying warrants, and outstanding employee stock options. Of the stock options, 1,816,000 shares are exercisable as of September 30, 2003. All of the shares underlying the warrants are currently exercisable. Some warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could seriously harm our financial results. All of our international sales, except spare parts and service sales made by our subsidiary in South Korea and Japan, are currently denominated in U.S. dollars. The spare parts and service sales of $7.2 million for nine months ended September 30, 2003 generated by the South Korean subsidiary are WON denominated and Japanese subsidiary are YEN denominated. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products. Reduced demand for our products could materially adversely affect our business, results of operations and financial condition.

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

     During the fiscal 2002 financial reporting process, management, in consultation with the Company's independent accountants, identified deficiencies involving internal controls over inventories, warranties and the Company's Korean operations which constituted a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management believes that these matters have not had any material impact on our financial statements. Management established a project plan and implemented processes and controls to address these deficiencies.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The information required by this Part II, Item 1 is incorporated herein by reference to that certain disclosure under the caption "Legal Proceedings" in
Part  I,  Item  1  of  this  Form  10-Q


ITEM  5.  OTHER INFORMATION

On  November 7, 2003, the Company completed a private placement of approximately
6.4 million shares of its common stock at a per share price of $5.25. The offering resulted in gross proceeds to the company of approximately $33.6 million, before costs related to the private placement. The purchase price for the shares represented approximately a 5 percent discount to the average closing price for 10 days prior to the close on November 7, 2003. No warrants were issued in this transaction.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Exhibit
  No.    Description
----     -----------
2.1 Asset Purchase Agreement, dated April 15, 1998, by and between Varian Associates, Inc. and Registrant and exhibits thereto (15)
3.1 Amended and Restated Articles of Incorporation of Registrant as filed September 6, 1997 (11)
3.2   By-laws  of  Registrant,  as  amended  (13)
4.1 Common Shares Rights Agreement, dated as of April 27, 1990, between Registrant and Bank of America, N.T. and S.A., as Rights Agent (4)
4.2 Convertible Preferred Stock Purchase Agreement, dated February 2, 1998, among the Registrant and the Investors (14)
4.3 Registration Rights Agreement, dated February 2, 1998, among the Registrant and the Investors (14)
4.4 Certificate of Determination of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (14)
4.5 Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Preferred Stock (17)
4.6   Redemption  and  Exchange  Agreement,  dated  July  16,  1998,  among  the
      Registrant  and  the  Investors  (17)
4.7 Registration Rights Agreement, dated January 17, 2002, as amended, amongst the Registrant and the Investors (20)
4.8 Securities Purchase Agreement dated July 31, 2002 among the Company and the Purchasers signatory thereto. (21)
4.9 Resale Registration Rights Agreement dated August 14, 2002 among the Company and the Purchasers signatory thereto. (21)
4.10  7%  Convertible  Subordinated  Note  Due  2005 dated August 14, 2002. (21)
10.1 Lease, dated December 6, 1985, for Registrant's facilities at 4 Mulliken Way, Newburyport, Massachusetts, and amendment and extension of lease, dated March 17, 1987 (1)
10.2 Assignment of Lease, dated April 1986, for Registrant's facilities at Unit 11A, Melbourn Science Park, Melbourn, Hertz, England (1)
10.3  Registrant's  1989  Employee  Stock  Purchase  Plan,  as  amended  (5)
10.4  Registrant's  1991  Incentive  Stock  Option  Plan,  as  amended  (10)
10.5  Registrant's  2000  Stock  Plan  (19)
10.6 Distributor/Representative Agreement, dated August 1, 1984, between Registrant and Aju Exim (formerly Spirox Holding Co./You One Co. Ltd.) (1)
10.7 Exclusive Sales and Service Representative Agreement, dated October 1, 1989, between Registrant and AVBA Engineering Ltd. (3)

10.8 Exclusive Sales and Service Representative Agreement, dated as of April 1, 1990, between Registrant and Indosale PVT Ltd. (3)
10.9 License Agreement, dated November 23, 1987, between Registrant and Eaton Corporation (1)
10.10 Exclusive Sales and Service Representative Agreement, dated May 1, 1989, between Registrant and Spirox Taiwan, Ltd. (2)
10.11 Lease,  dated  April 7, 1992, between Registrant and The John A. and Susan
      R. Sobrato 1979 Revocable Trust for property at 1139 Karlstad Drive, Sunnyvale, California (6)
10.12 Asset  Purchase  Agreement,  dated  May  28,  1992,  by  and  between  the
      Registrant  and  Advantage  Production  Technology,  Inc.  (7)
10.13 License and Distribution Agreement, dated September 8, 1992, between the Registrant and Sumitomo Mutual Industries Ltd. (8)
10.14 Lease Agreement, dated October 1995, for Registrant's facilities at Lot 62, Four Stanley Tucker Drive, Newburyport, Massachusetts (9)
10.15 International Distributor Agreement, dated July 18, 1997, between Registrant and Macrotron Systems GmbH (12)
10.16 Credit Agreement, dated August 18, 1997, between Registrant and Sumitomo Bank of California (12)
10.18 Settlement  Agreement  and  Mutual  Release, dated April 20, 1998, between
      Registrant  and  James  T.  Healy  (16)
10.19 Form  of  Change  of  Control  Severance  Agreement  (16)
10.20 Settlement  Agreement  and Mutual Release, dated January 1998, between the
      Registrant  and  John  Aldeborgh  (18)
10.21 Settlement  Agreement  and  Mutual  Release,  dated  May 1998, between the
      Registrant  and  Mary  Bobel  (18)
31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------------

(1) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-23861) filed August 18, 1988, and amended on September 21, 1988, October 5, 1988, November 3, 1988, November 10, 1988, and December 15, 1988, which Registration Statement became effective November 10, 1988.
(2) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-28755) filed on May 17, 1989, and amended May 24, 1989, which Registration Statement became effective May 24, 1989.
(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
(4) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.
(5) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
(6) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
(7) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 8-K dated September 12, 1992.
(8) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 21, 1992.
(9) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(10) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(11) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(12) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(13) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(14) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated February 12, 1998.
(15) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated April 15, 1998.
(16) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1997.
(17) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated July 29, 1998.
(18) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1998.
(19) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
(20) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated January 25, 2002.
(21) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated August 20, 2002.

(b)  Report  of  Form  8-K

The Company furnished, but did not file, one current report on Form 8-K during the three months ended September 30, 2003. The report dated July 31, 2003, contained the Company's press release announcing it's earnings for the three months ended June 30, 2003.

GENUS,  INC.
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 13, 2003
       GENUS,  INC.



     /s/     William W.R. Elder
     --------------------------
     William W.R. Elder, President,
     Chief Executive Officer and Chairman



     /s/  Shum  Mukherjee
     --------------------------
     Shum  Mukherjee
     Chief  Financial  Officer
     (Principal  Financial  and  Principal
     Accounting  Officer)