Form 10-K
period 2003-12-31
GENUS INC
filed 2004-03-15
CIK 837913

================================================================================

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2003
                                              -----------------
                                       OR
[  ]    Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  [X]  No  [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and asked price as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003) as reported by the Nasdaq National Market, was approximately $84 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2004, Registrant had 39,625,284 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference in Part III of this Form 10-K Report: Proxy Statement for Registrant's 2004 Annual Meeting of Shareholders - Items 10, 11, 12 and 13.


================================================================================

                                          GENUS, INC.

                                2003 ANNUAL REPORT ON FORM 10-K

                                       TABLE OF CONTENTS

                                                                                            PAGE
PART I.
Item 1.         Business                                                                     3
Item 2.         Properties                                                                  14
Item 3.         Legal Proceeding                                                            14
Item 4.         Submission of Matters to a Vote of Security Holders                         15

PART II.
Item 5.         Market for the Registrant's Common Equity and Related Shareholder Matters   16
Item 6.         Selected Financial Data                                                     17

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                  18
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                  34
Item 8.         Consolidated Financial Statements and Supplementary Data                    35
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                        35
Item 9A         Controls and Procedures                                                     36

PART III.
Item 10.        Directors and Executive Officers of the Registrant                          37
Item 11.        Executive Compensation                                                      37
Item 12.        Security Ownership of Certain Beneficial Owners and Management              37
Item 13.        Certain Relationships and Related Transactions                              37
Item 14.        Principal Accountant Fees and Services                                      37

PART IV.
Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K             38

SIGNATURES                                                                                  68
EXHIBITS                                                                                    69

                                     PART I

ITEM  1.  BUSINESS
------------------

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

     Our global customer base consists of semiconductor and non-semiconductor manufacturers in the United States, Europe and Asia. Our current customers include semiconductor manufacturers such as Infineon Technologies, NEC and Samsung Electronics Company, Ltd. and non-semiconductor customers such as HGST, Western Digital, Fujitsu, and Seagate Technologies.


INDUSTRY  BACKGROUND

     The manufacture of an integrated circuit requires a number of complex steps and processes. Most integrated circuits are built on a base of silicon, called a wafer, and consist of two main structures. The lower structure is made up of components, typically transistors or capacitors, and the upper structure consists of the circuitry that connects the components. Building an integrated circuit requires the deposition of a series of film layers, which may be conductors, dielectrics (insulators), or semiconductors. The overall growth of the semiconductor industry and the increasing complexity of integrated circuits have led to increasing demand for advanced semiconductor equipment. Although the semiconductor industry has grown over 30 years with an average annual growth rate (CAGR) of 14.0%, it is prone to cyclic variations, including significant downturns. Typically there are periods of high demand followed by periods of low demand. Each cycle is one to three years of high growth and one to three years of low growth. During 2003, we continued to experience the biggest recession in the history of the semiconductor and semiconductor equipment industries. VLSI Research, Inc. an independent research company specializing in the high technology industry, estimates that industry shipments in 2002 were down 69% compared to 2001 and grew by around 5% in 2003 from 2002. VLSI expects a growth in industry shipments in 2004 of approximately 40% when compared to 2003.


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


"RED  ZONE"  CHALLENGES  FACING  THE  SEMICONDUCTOR  INDUSTRY

     The semiconductor industry is driven by the need for higher performance and greater chip density as measured by an increasing number of functions on the chip. The semiconductor industry has historically been able to double the number of transistors on a given space of silicon every 18 to 24 months by reducing feature sizes. However, as the industry approaches feature size dimensions of 100nm and below, the industry continues to face significant challenges and roadblocks pertaining to improving device performance and feature size reduction. The International Technology Roadmap (2003) has labeled these challenges "red zones" for semiconductors because there are no known solutions to allow for further reduction in feature sizes and improved performance. It is estimated that semiconductor manufacturers need approximately two to four years to research, develop and commercially produce a new type of integrated circuit.

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


INNOVATIVE  THIN  FILM  SOLUTIONS

     Our systems and processes are designed to provide innovative thin film solutions that address technical and manufacturing problems experienced by the semiconductor industry. We provide our customers with advanced systems and processes for depositing thin films such as CVD tungsten silicide, tungsten nitride, and blanket tungsten, and ALD films such as aluminum oxide, zirconium oxide and hafnium oxide. These innovative thin films solve certain key device and interconnect problems faced by semiconductor manufacturers as they scale their device geometries below 0.10 micron.

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

LOW  COST  OF  OWNERSHIP

     Our LYNX series and StrataGem family of equipment offer low cost of ownership by featuring multiple deposition processes capabilities, production-proven process chamber design, advanced software architecture and reliable wafer handling. Based on feedback from our installed customer base, we estimate that our production systems consistently achieve greater than 90% availability, and that the mean time between failures of our system is greater than 300 hours. In addition, our customers have confirmed that we offer among the lowest costs of operation. We are committed to improving these results and achieving these same levels of performance or better with our new thin film products.


CUSTOMER  SUPPORT

     We believe we deliver superior customer support and service to enhance our long-term customer relationships. We maintain an international customer support infrastructure with fully staffed customer support capabilities in United
States, Korea, Japan and Europe. We provide training to customer engineers with all of our equipment installations as well as 24 hours a day, seven days a week product support. We offer warranties consisting of a one to two year parts warranty and a one-year labor warranty.


MARKETS  AND  APPLICATIONS

     In 2003, we continued to expand our CVD product line with new films and applications that allow us to serve broader markets. In 1999, Genus had CVD tungsten silicide and tungsten nitride for gate and barrier applications and we were just introducing ALD technology. In 2003, we have developed films using tungsten silicide, tungsten nitride and blanket tungsten by conventional CVD, and aluminum oxide, hafnium oxide and zirconium oxide by ALD. In addition, Genus has the demonstrated capability to integrate these ALD films as alloys and nanolaminates (layered structures) for the engineering of specialized capabilities on its platforms. These films serve the Company for applications in semiconductors for gate and capacitor, as well as for non-semiconductor applications (thin film magnetic heads used in the hard disk drive industry).

     By focusing on a broader set of film markets, we believe we can reduce our dependence on the volatile dynamic-random-access memory (DRAM) market, as well as benefit from participation in the logic segment and non-semiconductor market opportunities. We are now participating in semiconductor memory with gate and capacitor films, in semiconductor logic with advanced gate films, and in non-semiconductor gap dielectrics for thin film magnetic heads. We have moved from solely memory applications to this level of diversification in the last three years.

     We  focus  on  the  following  thin  film  market  segments:


CVD SILICIDE AND METAL, AND ALD DIELECTRICS AND METAL BARRIERS FOR GATE STACK FILMS

     CVD tungsten silicide is used to reduce the electrical resistance of the gate material in a transistor device structure. Our tungsten silicide gate thin films are used in DRAM integrated circuit production.

Capacitor  films

     Genus is commercializing its ALD technology with the application to advanced capacitors, including cylinder ("stacked"), trench, embedded, rf and decoupling capacitor applications. Two semiconductor customers have selected ALD technology for volume production. The state of the art has been advanced due to high conformality and high quality Genus ALD films.

Non-semiconductor  films

     Genus has developed a market for its ALD films in the thin film magnetic head market. This market developed because of a production ready-made solution that the Genus ALD dielectrics provide for the scaling of the gap dielectrics. Three data storage customers have selected Genus ALD technology for volume production. The market is scaling to thinner films, ideally suited to the ALD approach. Other non-semiconductor markets are targeted, these include: Magnetic Random Access Memory (MRAM), Optical interconnects / filters, Organic Light Emiting Diodes (OLEDs), Microelectromechanical Systems (MEMS), and photo masks, in fact anywhere that film uniformity and conformality are enabling. However, it is too early to predict our ability to penetrate in these markets.


PRODUCTS  AND  TECHNOLOGY

     We have developed our product strategy around the LYNX and StrataGem platforms concept. The LYNX system refers specifically to the vacuum robotic wafer handler and its wafer controlling software. The LYNX process modules are generically appropriate for CVD and plasma enhanced CVD, and is used for depositing the following films:

     -    Tungsten  silicide-monosilane
     -    Tungsten  silicide-dichlorosilane
     -    Tungsten  nitride
     -    Tungsten

     Our ALD family of products called, StrataGem, serve the semiconductor and storage technology markets. StrataGem 200 , StrataGem 300 and StrataGem TFH are used for depositing the following films:

     -    Aluminum  oxide
     - Advanced metal oxides (e.g., tantalum oxide, titanium oxide, zirconium oxide, hafnium oxide, lanthanmoxide)
     -    Metal  films  (e.g.,  titanium  nitride  and  tungsten  nitride)
     -    Nanolaminates  and  alloys


LYNX  Series

     LYNX2(R). Manufacturers of advanced DRAM devices of 0.35 to 0.10 micron currently use the LYNX2 system in production. LYNX2 systems support over 200 process modules in high volume production. Production availability for the LYNX2 system runs from 90-95%. LYNX platforms are also used for customer development and pilot manufacturing for more advanced semiconductor applications below 0.10 micron. The LYNX2 features a wafer-handling platform that is compatible with the Modular Equipment Standards Committee (MESC). This platform uses a centrally located, dual-end robot for high throughput operation. The system is controlled by a graphical user interface that provides the operator with real-time information such as recipe, set points, and hardware status and service features. The modular design of the LYNX2 allows the addition of up to four process modules, which can be run serially or in parallel. The LYNX2 process module design also offers a multi-zone resistive heater for more uniform wafer heating, two-zone showerheads for improved film composition uniformity and a state-of-the-art gas delivery system that minimizes chamber-to-chamber variance.

     LYNX3(TM). We introduced the LYNX3 in January 1999 as our first 300mm low pressure CVD process module in a beta system. The LYNX3 process module is based on a newly developed and patented process chamber concept that results in exceptional uniformity. The LYNX3 is designed to run all films currently supported by the LYNX2, as well as all films currently in development. The LYNX3 system supports up to four process modules, which can be run serially or in parallel. Also, we have developed an advanced version of the LYNX3, which is designed to be a "bridge tool", capable of running either 200 or 300mm wafers.

StrataGem  Family  (StrataGem 200,  StrataGem 300  and  StrataGem TFH)

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

FINANCIAL  INFORMATION  ABOUT  OPERATING  SEGMENTS

     Currently, the Company operates in one industry segment. The Company is engaged in the design, manufacturing, marketing and servicing of advanced thin film deposition systems used in the semiconductor manufacturing industry and the Thin Film Head segment of the Data Storage Industry. Please refer to Item 6, Selected Financial Data, and Item 8, Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for geographic financial information.


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

     Generally, we offer a 12-month labor warranty and a 12 to 24-month parts warranty. We also offer training to our customers at our headquarters and on-site support as an enhancement to our standard warranty program.


SALES  AND  MARKETING

     We maintain direct sales and service offices in the United States, Japan, and South Korea. From these offices and other locations, we provide customer support directly and maintain, "spares depots" for our products. We also have sales representatives in the United States, and Taiwan.


CUSTOMERS

     We rely on a limited number of customers for a substantial portion of our net sales. Our major customers in 2003 included Samsung, Hitachi Global Storage Systems (HGST) and Seagate Technologies. As of December 31, 2003 we had 10 active customers serving three market segments - Memory, Logic, and Data Storage.


BACKLOG

     We schedule production of our systems based on both backlog and regular sales forecasts. We include in backlog only those systems for which we have accepted purchase orders or a letter of intent and assigned shipment dates within the next 12 months. All orders are subject to cancellation or delay by the customer with limited or no penalty. Our backlog was approximately $13.0 million as of December 31, 2003 compared to a backlog of $24.7 million as of December 31, 2002. The year-to-year fluctuation is due primarily to the cyclical nature of the semiconductor industry. Because of possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales for any succeeding period. In particular, during periods of industry downturns we have experienced significant delays relating to orders that were previously booked and included in backlog.

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

     Our research and development expenses were $7.6 million for 2003, $8.0 million for 2002, and $12.1 million for 2001, representing 13%, 20%, and 25% of revenues, respectively.

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

     Our direct competitors in the CVD tungsten silicide market include Applied Materials, Inc. and Tokyo Electron, Ltd. Our direct competitors in the ALD market include ASM International, Veeco Instruments and two private companies; Aviza Technology, based in Silicon Valley and IPS, based in South Korea. Competition from these competitors increased in 2002 and 2003, and we expect that this competition will continue to intensify. We believe that we compete favorably on each of the competitive elements in this market.

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

     In December 2002 we received ISO 9001-2000 and ISO 14001 Certification by NSAI, a qualified examiner for ISO Certification.


INTELLECTUAL  PROPERTY

     We believe that because of the rapid technological change in the semiconductor industry, our future prospects will depend primarily upon the expertise and creative skills of our personnel in process technology, new product development, marketing, application engineering and product engineering, rather than on patent protection. Nevertheless, we have a policy to actively pursue domestic and foreign patent protection to cover technology developed by us. We hold 45 United States patents with 17 patent applications pending in the United States as well as several foreign patents and patent applications covering various aspects of our products and processes. Where appropriate, we intend to file additional patent applications to strengthen our intellectual property rights.

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


EMPLOYEES

     As of December 31, 2003, we employed 156 full-time and temporary employees Worldwide. The success of our future operations depends in large part on our ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense, particularly in the San Francisco bay area, where our headquarters are located. At times we have experienced difficulty in attracting new personnel, and we may not be successful in retaining or recruiting sufficient key personnel in the future. None of our employees is represented by a labor union, and we have never experienced a work stoppage, slowdown or strike. We consider our relationships with our employees to be good.

     Information regarding our foreign and domestic operations and export revenues is included in Note 13 of the Notes to the Consolidated Financial Statements.

     Genus' financial statements are available at the Company's website at www.Genus.com and the SEC's website at www.sec.gov.
-------------                                -----------

ITEM  2.  PROPERTIES
--------------------

     We maintain our headquarters, manufacturing and research and development operations in Sunnyvale, California. We have a lease for a facility totaling approximately 100,000 square feet. Our lease for the Sunnyvale facility expires in October 2012. Commencing in 2004, our annual rental expense will be approximately $1.8 million. Our monthly cash rent payments start at a lower rate in the first few years and then increase periodically during the term of the lease. We also have leases for our sales and support offices in Seoul, South Korea and Tokyo, Japan. The rent expense increase between 2002 and 2003 was primarily due to increased monthly rent amounts in the United States. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed.


ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

     On June 6, 2001, ASM America, Inc. ("ASMA") filed a patent infringement action against Genus, Inc. ASMA's Complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 (the "365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 (the "590 Patent") entitled "Method For Growing Thin Films," which ASMA claims to own or exclusively license. The Complaint seeks monetary and injunctive relief. Genus served its Answer to ASMA's complaint on August 1, 2001. Also on August 1, 2001, Genus counterclaimed against ASMA and ASM International, N.V. ("ASMI") for (1) infringement of U.S. Patent No. 5,294,568 (the "568 Patent") entitled "Method of Selective Etching Native Oxide"; (2) declaratory judgment that the '365 and '590 Patents are invalid, unenforceable, and not infringed by Genus; and (3) antitrust violations. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the Court issued an order granting ASMA leave to amend its complaint to add Dr. Sherman as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No 4,798,165 (the "165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow", which ASMA claims to own. The Court also severed and stayed discovery and trial of Genus' antitrust claims until after the trial of the patent claims. On February 4, 2002, Genus served its Amended Answer to ASMA's amended complaint and counterclaimed against ASMA for declaratory judgment that the '165 Patent is invalid, unenforceable, and not infringed by Genus. On August 15, 2002, the Court issued a claim construction order regarding the '590, '365, and 598' Patents. A claim construction hearing regarding the '165 Patent was held on September 26, 2002, and the Court issued a claim construction ruling regarding this patent on November 13, 2002. On September 23, 2002 Genus filed motions for summary judgment on noninfringement regarding the '590 and '365 Patents. On November 20, 2002, the Court granted the Genus motion for summary judgment of noninfringement of the '365 Patent. On January 10, 2003, the Court granted Genus' motion for summary judgment of non-infringement the '590 Patent.

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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

None.



EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     As of December 31, 2003, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

NAME                     AGE                           POSITION
-----------------------  ---  --------------------------------------------------------------
William W.R. Elder. . .   65  Chairman and Chief Executive Officer
Thomas E. Seidel, Ph.D.   68  Executive Vice President, Chief Technical Officer
Shum Mukherjee. . . . .   53  Executive Vice President, Finance and Operations,
                                and Chief Financial Officer
Eddie Lee . . . . . . .   52  Executive Vice President, Advanced Engineering

     Except for Mr. Mukherjee, and Mr. Lee, all of the officers have been associated with us in their present or other capacities for more than the past five years. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among our executive officers.

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

PART  II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED SHAREHOLDER
--------------------------------------------------------------------------------
MATTERS
-------


Common  Stock  Information

      Our common stock is traded in the over-the-counter market under the NASDAQ symbol GGNS. The only class of Genus securities that is traded is Genus common stock. The high and low closing sales prices for 2003 and 2002 set forth below are as reported by the NASDAQ National Market System. At February 27, 2004, we had 416 registered shareholders as reported by Mellon Investor Services. The closing sales price of Genus common stock on December 31, 2003, the last trading day in 2003, was $ 6.00.

                            2003                2002
                     ------------------  ------------------
                       HIGH       LOW      HIGH       LOW
                     --------  --------  --------  --------
First Quarter. . . . $   3.38  $   1.51  $   3.35  $   2.26
Second Quarter . . .     3.25      1.56      4.40      1.93
Third Quarter. . . .     4.82      2.40      1.95      1.00
Fourth Quarter . . . $   7.50  $   3.85  $   2.81  $   1.00

      We have not paid cash dividends on our common stock since inception, and our Board of Directors presently intends to reinvest our earnings, if any, in our business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

ITEM  6.  SELECTED  FINANCIAL  DATA
-----------------------------------

                                                             YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                  2003      2002       2001     2000(1)     1999
                                                --------  ---------  --------  ---------  --------
                                                      (IN  THOUSANDS,  EXCEPT  SHARE  DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues . . . . . . . . . . . . . . . . . . .  $56,861   $ 39,767   $48,739   $ 40,638   $28,360
Costs and expenses:
    Costs of goods sold. . . . . . . . . . . .   39,249     29,143    32,500     24,385    16,628
    Research and development . . . . . . . . .    7,597      8,011    12,118      8,659     5,368
    Selling, general and administrative. . . .   11,741     12,621    10,381     10,093     7,930
    Restructuring and other. . . . . . . . . .        0          0         0          0       543
                                                --------------------------------------------------
Loss from operations . . . . . . . . . . . . .   (1,726)   (10,008)   (6,260)    (2,499)   (2,109)
Other income (expense), net. . . . . . . . . .   (1,565)    (1,074)     (336)       108       669
                                                --------------------------------------------------
Loss before provision for income taxes and
  cumulative effect of change in accounting
  principle. . . . . . . . . . . . . . . . . .   (3,291)   (11,082)   (6,596)    (2,391)   (1,440)
Provision for income taxes . . . . . . . . . .      228        538        70        490       177
                                                --------------------------------------------------
Loss before cumulative effect of change in
  accounting principle . . . . . . . . . . . .   (3,519)   (11,620)   (6,666)    (2,881)   (1,617)
Cumulative effect of change in accounting
  principle. . . . . . . . . . . . . . . . . .        0          0         0     (6,770)        0
                                                --------------------------------------------------
Net loss . . . . . . . . . . . . . . . . . . .  $(3,519)  $(11,620)  $(6,666)  $ (9,651)  $(1,617)
                                                ==================================================
Net loss per share before cumulative
  effect of change in accounting principle
    Basic and diluted. . . . . . . . . . . . .    (0.11)     (0.43)    (0.31)     (0.15)    (0.09)
    Cumulative effect of change in accounting
principle (1)
    Basic and diluted                                                             (0.36)
Net loss per share:
    Basic and diluted. . . . . . . . . . . . .    (0.11)     (0.43)    (0.31)     (0.51)    (0.09)
Shares used in computing net loss
per share:


    Basic and diluted. . . . . . . . . . . . .   31,303     26,934    21,163     18,937    18,134

     The following are pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively to the years ended December 31, 2000 and 1999, respectively.

                                YEAR ENDED DECEMBER 31,
                         -------------------------------------
                                2000(1)            1999
                         ------------------  -----------------
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues. . . . . . . .  $          40,638   $         27,992
Net loss. . . . . . . .             (2,881)            (3,232)
Net loss per share:
  Basic . . . . . . . .  $           (0.15)  $          (0.18)
  Diluted . . . . . . .  $           (0.15)  $          (0.18)

(1) In 2000, the Company changed its accounting method for recognizing revenue to comply with Staff Accounting Bulletin number 101.

                                                       YEAR ENDED DECEMBER 31,
                                             --------------------------------------------
                                              2003     2002      2001     2000     1999
                                             -------  -------  --------  -------  -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents . . . . . . . . .  $41,608  $11,546  $ 3,043   $ 3,136  $ 6,739
Working capital . . . . . . . . . . . . . .   45,313    9,650   (2,600)      896   14,151
Total assets. . . . . . . . . . . . . . . .   71,768   41,510   35,902    44,535   27,744
Convertible notes and long term liabilities    5,806    5,571        0         0        0
Total shareholders' equity. . . . . . . . .  $49,424  $13,797  $12,128   $11,292  $19,378

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about trends and uncertainties in our business, such as projected level of future expenses, revenues etc.

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

     Our global customer base consists of semiconductor and non-semiconductor manufacturers in the United States, Europe and Asia. Over the past few years we were dependent on one customer, Samsung, for a majority of our thin film product revenue. In 2003, Samsung accounted for 69% of our revenue, 58% in 2002 and 73% in 2001. There is no long-term agreement between Genus and Samsung. Over the past three years, we have gradually expanded our customer base and at the end of 2003, we had ten customers.

     During the fiscal year 2003, Genus increased efforts to generate revenue from service activities by providing on-site services and support for fees based on the time spent by our engineers. Currently, revenues from such services are not material, but the Company hopes to expand service revenues in the future.

     International revenue accounted for 77% of revenue in 2003, 72% of revenue in 2002 and 93% of revenue in 2001. We anticipate that international sales, and, in particular, sales from South Korea, will continue to account for a significant portion of our total revenue.

     The local currency is the functional currency for our foreign operations in South Korea and Japan. All other foreign operations are dollar denominated. Gains or losses from translation of assets and liabilities of foreign operations where the local currencies are the functional currency are included as a component of shareholders' equity and comprehensive loss. Foreign currency transaction gains and losses are recognized in the statement of operations. To date, these gains and losses have not been material.

     Business activity in the semiconductor and semiconductor manufacturing equipment industries has been cyclical; for this and other reasons, Genus' results of operations for the twelve months ended December 31, 2003, may not necessarily be indicative of future operating results.

     In order to support our business strategy and maintain our competitiveness, we will be required to make significant investments in research and development. In addition, we will need to divert additional resources to administration to comply with our reporting requirement under the Sarbanes-Oxley Act of 2002. Based on our cost structure, we believe selling, general and administrative expenses will increase slightly as sales volumes increase. We depend on increases in sales in order to attain profitability. If our sales do not increase, we may need to reduce our operating costs, which could impair our competitiveness and our future viability.

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

Equipment selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. In the third quarter of 2002, the Company established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multiple-element arrangements prior to completion of installation services. If a product delivered to a customer has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with undelivered elements such as installation and on-site support related tasks is recognized for installation when the installation is completed and the customer accepts the product and for on-site support as the support service is provided. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, or where objective and reliable evidence of the fair value of the undelivered elements, such as installation is not available, revenue is recognized when installation is complete and the customer accepts the product. Revenues can fluctuate significantly as a result of the timing of customer acceptances and the applicability of multiple element accounting to products shipped in any particular period. At December 31, 2003 and 2002, the Company had deferred revenue of $331,000 and $2.7 million, respectively.

Revenues from sale of spare parts are recognized when title and risk of loss passes to the customers, generally upon shipment. Revenues from engineering services are recognized as the services are completed over the duration of the contract.

Accrual for warranty expenses

In general, the Company's warranty period terminates for material coverage in twelve to twenty-four months and for labor coverage in twelve months after the warranty period begins, but in any event no later then twenty seven months from the product shipment date for material coverage and fifteen months for labor coverage, unless otherwise stated in the quotation. The Company provides labor for all product repairs and replacement parts, excluding consumable items, free of charge during the warranty period. Warranty expenses are accrued at the time that revenue is recognized from the sale of products. At present, based upon historical experience, the Company accrues material warranty equal to 2% and 5% of shipment value for its 200mm and 300mm products, respectively, and labor warranty equal to $20,000 per system for both its 200mm and 300mm products. At the end of every quarter, the Company reviews its actual spending on warranty and reassesses if its accrual is adequate to cover warranty expenses on the systems in the field which are still under warranty. Differences between the required accrual and recorded accrual are charged or credited to warranty expenses for the period in which such difference is determined. At December 31, 2003 and 2002, the Company had accrued $1,451,000 and $970,000, respectively, for material and labor warranty obligations. Actual results could differ from estimates. In the unlikely event that a problem is identified that would result in the need to replace components on a large scale, we would experience significantly higher expenses and our results of operations and financial condition could be materially and adversely effected.

Valuation of Inventories

Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We write down inventories to net realizable value based on forecasted demand and market conditions. Raw material and purchased parts include spare parts inventory for systems and was $4.6 million at December 31, 2003 and $4.5 million at December 31, 2002. The forecasted demand for spare parts takes into account the Company's obligations to support systems for periods that are as long as five years.

Actual demand and market conditions may be different from those projected by the Company. This could have a material effect on operating results and financial position. At December 31, 2003 and 2002, the Company had cumulative inventory write downs of $4.8 million and $4.3 million, respectively.

Valuation of research and demonstration equipment

Equipment includes research and demonstration equipment, which is located in our Applications Laboratory and is used to demonstrate to our customers the capabilities of our equipment to process wafers and deposit films. The gross value of demonstration equipment is based on the cost of materials and actual factory labor and overhead expenses incurred in manufacturing the equipment. Costs related to refurbishing or maintaining existing demonstration equipment, which do not add to the capabilities or useful life of the equipment, are not capitalized and are expensed as incurred. Demonstration equipment is stated at cost and depreciated over a period of three to five years. If the Company sells the equipment, it may experience gross margins that are different from the gross margins achieved on equipment manufactured specifically for customers.



RESULTS  OF  OPERATIONS

Net  Sales

     Revenues were $56.9 million, $39.8 million and $48.7 million in 2003, 2002, and 2001 respectively. Revenues were up 43% in 2003 from 2002 and down 18% in 2002 from 2001. Revenues in 2003 included four 300mm CVD systems, and thirteen Stratagem ALD systems of which four were for 300mm wafers and nine for 200mm wafers. Revenues in 2002 included four 200mm systems using CVD technology, four StrataGem 200mm systems, one StrataGem 200mm upgrade, two 300mm systems using CVD technology and one StrataGem 300mm system. Revenues in 2001 included seven 200mm systems using CVD technology, one 300mm system using CVD technology and four StrataGem 200mm systems.

     Revenues from the sale of spares, upgrades and services were $10.2 million in 2003 compared to $6.9 million in 2002 and $7.0 million in 2001. In 2003, spares revenues accounted for $4.9 million, or 9% of total revenues, upgrades revenues accounted for $4.6 million, or 8% of total revenues and service revenue accounted for $726,000, or 1% of total revenues.

     Export sales were 77%, 72% and 93% of total revenues in 2003, 2002 and 2001 respectively.

     Based on our long production cycle, our quarter-to-quarter revenues could vary significantly depending on the timing of our bookings.

Gross  Profit  Margin

     Gross profit margin in 2003 was $17.6 million or 31 percent of revenues compared to gross profit margin of $10.6 million or 27 percent of revenues in 2002 and gross profit margin of $16.2 million or 33 percent of revenues in 2001. The increase in gross margins in 2003 compared to 2002 was primarily due to the following factors:

     - Increased manufacturing efficiencies and overall lower material costs to manufacture our CVD and ALD systems was achieved
     - Our revenues were higher in 2003 compared with 2002 and our fixed cost did not increase at the same rate. As a result a higher absorption was achieved from our manufacturing department's costs.
     - In fiscal year 2003, we recorded $466,000 in inventory provisions for spare parts compared to 2002, when we recorded $2.2 million in provisions related to inventory write-downs. The reduction in inventory write-downs in fiscal year 2003 as compared to fiscal year 2002 primarily resulted from improved inventory purchasing processes implement in fiscal year 2003.

The reduction in gross profit margin in 2002 compared to 2001 was due to the following factors:
     - Our revenues were lower in 2002 due to customer delays in purchases. Our manufacturing overheads did not decline at the rate that revenues declined.
     - We incurred manufacturing inefficiencies of $626,000 related to expediting components supplies and compressing processing schedules to help our customers meet their production commitments in the fourth quarter of 2002.
     - We recorded provisions related to inventory reserves for spare parts for our CVD equipment of $2.2 million and $317,000 in 2002 and 2001, respectively.

Research  and  Development

     Research and Development (R&D) expenses were $7.6 million, $8.0 million, and $12.1 million in 2003, 2002, and 2001 respectively. As a percentage of total revenues, R&D expenses were 13 %, 20%, and 25% of total revenues in 2003, 2002, and 2001 respectively. The decrease in R&D expenses in 2003 compared to 2002 and 2001 were primarily due to tighter cost controls and lower investments in new R&D projects in 2003 as compared to 2002 and 2001.

     Going forward, we expect our R&D expenses to be slightly higher in 2004 due primarily to continued investment in new R&D projects. In 2004, we will continue to invest in development of new films for our advanced application in gate, DRAM and thin film head market segments.


Selling,  General  and  Administrative

     Selling, general and administrative (SG&A) expenses were $11.7 million, $12.6 million and $10.4 million in 2003, 2002, and 2001 respectively. As a percentage of sales, SG&A expenses were 21%, 32%, and 21% in 2003, 2002, and 2001 respectively. The reduction in the absolute level of SG&A expenses in 2003 compared to 2002 was primarily due to tighter cost controls and lower legal expenses which declined from $2.9 million in 2002 to $1.2 million in 2003. The Company incurred legal expenses related to the ASMI lawsuit, of approximately $800,000, $2.2 million and $0 in 2003, 2002 and 2001, respectively. In addition, the Company received sub-leasing revenue of $5,000, $1,000 and $596,000 in 2003, 2002, and 2001 respectively, and these were offset against the SG&A expenses in 2003, 2002, and 2001, respectively.

     Going forward, we expect our SG&A expenses to be higher in 2004 due primarily to increased sales commissions as well as increased administrative expenses associated with enhanced reporting requirements under the Sarbanes-Oxley Act.


Interest  Expense

     Interest expense was $1.7 million, $1.2 million and $496,000 in 2003, 2002, and 2001, respectively. The increase in 2003 was mainly due to an increase in net interest charges on bank loans of approximately $285,000, and a full year of interest cost of $1.4 million relating to the convertible notes, which were issued in August of 2002. In connection with the convertible notes, the Company expects to incur interest expense of $1.4 million in 2004. The expected interest expense includes $493,000 in interest expense related to convertibles notes interest and $943,000 related to the accretion of the value of the beneficial conversion feature and amortization of issuance costs related to the convertible notes.

      The increase in 2002 as compared with 2001 was due to increased levels of debt including convertible debt outstanding in 2002, as compared to 2001.

     In 2004, we expect to see a slight drop in interest expense due to lower debt balances.

Provision  for  Income  Taxes

     We recorded a provision for income taxes of $228,000, $538,000 and $70,000 in 2003, 2002 and 2001, respectively, for our South Korean subsidiary. We did not record any provision for income taxes in the United States and Japan, as we incurred losses in these entities. We have provided a full valuation allowance against any future tax benefit associated with these losses given the uncertainty related to the timing and amounts of any future taxable income.


     LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2003, our cash and cash equivalents were $41.6 million, compared to $11.5 million as of December 31, 2002. At December 31, 2003, accounts receivable were $9.6 million, an increase of $2.1 million from $7.5 million as of December 31, 2002.

     Cash used in operating activities was $4.5 million, $11.9 million and $1.9 million in 2003, 2002 and 2001 respectively.

     Cash used in operating activities in 2003 consisted primarily of net loss of $3.5 million, decrease in deferred revenue of $2.4 million, decrease in customer advance of $1.4 million, decrease in accounts payable of $1.5 million and increase in accounts receivable of $2.1 million, partially offset by increase in accrued expenses of $1.1 million and depreciation of $3.3 million.

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

     Cash used by operating activities totaled $1.9 million 2001, and consisted primarily of net loss of $6.7 million and decreases in deferred revenues of $11.2 million, partially offset by depreciation of $3.0 million and reductions in receivables of $4.2 million and reductions in inventories of $9.2 million. Inventory reductions were primarily related to improved supply chain management decreases in inventory held at customer sites from $9.5 million to $5.1 million and to reductions in shipment backlog, which reduced from $8.4 million at the end of December 2000 to $3.2 million on December 31, 2001.

     Financing activities provided cash of $37.4 million, $21.0 million, and $9.4 million in 2003 2002, and 2001 respectively.

     In November 2003, the Company issued 6.4 million shares of common stock under a private placement and received proceeds, net of issuance costs, of $31.8 million. In addition, the Company received $4.9 million from warrants exercises and $2.2 million from stock option exercises and the issuance of shares under the Genus Employee Stock Purchase Plan which was partially offset by payment of debt of $1.6 million.

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

     We had capital expenditures of approximately $2.8 million, $786,000,and $7.4 million in 2003, 2002 and 2001 respectively. These were primarily related to the continuing program of upgrading existing equipment in our development and applications laboratories to meet our most advanced system capabilities and specifications, especially for our ALD processes. This has improved our product and film development capabilities, and increased our customer demonstration capabilities, which is critical in the sales process.

     Our primary source of funds at December 31, 2003 consisted of $41.6 million in cash and cash equivalents, and $9.6 million of accounts receivable, most of which we have collected or expect to collect during the three months ending March 31, 2004.

     Significant financing transactions completed since December 31, 2001 include the following:

     On December 20, 2001 and as amended on March 27, 2002 and March 20, 2003, we maintained line of credit facilities from Silicon Valley bank for $15.0 million, secured against eligible receivables and inventory. The interest rate is prime plus 1.75% per annum and the facility expires on June 29, 2004. The loan is collateralized by a first priority perfected security interest in our assets and has a covenant requiring us to maintain a minimum tangible net worth (calculated as the excess of total assets over total liabilities adjusted to exclude intangible assets and balances receivable from officers or affiliates and to exclude debt subordinated to Silicon Valley Bank) of $15 million. As of December 31, 2003, there was $6.5 million outstanding under this credit facility which has been classified as a current liability in our accompanying balance sheet.

     On January 4, 2002, we received gross proceeds of $1.2 million under a secured loan with CitiCapital, a division of Citigroup. The loan is payable over 36 months, accrues interest of 8.75% per annum and is secured by two systems in our demonstration lab. There was a $249,000 outstanding balance under this agreement at December 31, 2003.

     A summary of our contractual obligations as of December 31, 2003 is as follows (amounts in thousands):

                                          Less than                           After 5
                      Total   Revolving     1 year    1-3 years   4-5 years    years
                     -------  ----------  ----------  ----------  ----------  --------
Silicon Valley Bank  $ 6,500  $    6,500  $        0  $        0  $        0  $      0
Citicapital              249           0         249           0           0         0
Convertible Notes*     6,975           0           0       6,975           0         0
Operating Leases      16,774         N/A       1,700       3,525       3,729     7,820
                     -------  ----------  ----------  ----------  ----------  --------
                     $30,498  $    6,500  $    1,949  $   10,500  $    3,729  $  7,820
                     =======  ==========  ==========  ==========  ==========  ========

     *In the event of a change of control in the Company, the note holder may elect to receive  repayment  of  the  notes  at  a  premium  of  10%

     At December 31, 2003, the Company had approximately $ 5.5 million in open purchase order obligations.

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


RELATED  PARTY  TRANSACTIONS

     Mario Rosati, a director of the Company, is also a partner of Wilson Sonsini Goodrich & Rosati, the general counsel of the Company. In 2003, 2002 and 2001, the Company incurred $259,000, $630,000 and $781,000 in legal costs, respectively, and paid approximately $490,000, $1.1 million and $57,000, respectively, to Wilson Sonsini Goodrich & Rosati. At December 31, 2003, the Company owed approximately $67,000 to Wilson Sonsini Goodrich & Rosati. Our business activities with Wilson Sonsini Goodrich & Rosati are at arms length.


RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21(EITF 00-21), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The Company adopted EITF 00-21 during the third quarter of 2003 and the adoption did not result in any material impact on our financial position, cash flows or results of operations.


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

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first reporting period beginning after June 15, 2004. The Company believes that the adoption of this standard will have no material effect on our consolidated financial statements.

RISK  FACTORS

     You should carefully consider the following risks before making an investment decision in our common stock. The risks described below are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial may also impair our business operations. Our business, operating results or financial condition could be harmed by, and the trading price of our common stock could decline due to any of those risks and you may lose all or part of your investment. You should also refer to the other information and our financial statements included in this Annual Report on Form 10K and the related information incorporated by reference into this Annual Report on Form 10K.

WE HAVE EXPERIENCED LOSSES OVER THE LAST FEW YEARS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

     We have experienced losses of $3.5 million, $11.6 million and $6.7 million for 2003, 2002 and 2001, respectively.

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

     We cannot assure our shareholders and investors that we will achieve profitability in fiscal 2004 and beyond, nor can we provide assurances that we will achieve the sales necessary to avoid further expense reductions in the future.

SUBSTANTIALLY  ALL  OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE COMPANIES

     In 2003, Samsung Electronics Company, Ltd, Infineon, Seagate Technologies, Inc., HGST (formerly IBM), and Western Digital (formerly Read-Rite Corporation) accounted for 69%, 8%, 7%, 7%, and 4% of revenues, respectively. In 2002,
Samsung Electronics Company, Ltd., Seagate Technologies, Inc., IBM, and Asuka Project accounted for 58%, 24%, 7%, and 6% of revenues, respectively. In 2001, Samsung Electronics Company, Ltd, Read-Rite Corporation, NEC, Infineon and SCS accounted for 73%, 7%, 6%, 6% and 5% of revenues, respectively.

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

None of our customers have entered into a long-term agreement with us requiring them to purchase our products. In addition, sales to these customers may decrease in the future when they complete their current semiconductor equipment purchasing requirements. If any of our customers were to encounter financial difficulties or become unable to continue to do business with us at or near current levels, our business, results of operations and financial condition could be materially harmed. Customers may delay or cancel orders or may stop doing business with us for a number of reasons including:

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

WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES

     Export sales accounted for approximately 77%, 72% and 93% of our total net sales in 2003, 2002 and 2001, respectively. Net sales to our South Korean-based customers accounted for approximately 68%, 56% and 73% of total net sales in 2003, 2002 and 2001, respectively. We anticipate that international sales, including sales to South

Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to risks, including:

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

     After the dramatic industry boom for semiconductor equipment that peaked early in the year 2000, another cyclical downturn occurred from year 2000 to around year 2003. The sharp and severe industry downturn in 2001 was the largest in the industry's history. Almost all previous downturns have been solely due to pricing declines. However, the 2001 downturn in the industry marked a corresponding decline in unit production, as well as price reduction.

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


WE DEPEND UPON FIVE INDEPENDENT SALES REPRESENTATIVES FOR THE SALE OF OUR PRODUCTS AND ANY DISRUPTION IN THESE RELATIONSHIPS WOULD ADVERSELY AFFECT US

     We currently sell and support our thin film products through direct sales and customer support organizations in the United States, Europe, South Korea and Japan and through five independent sales representatives and distributors in the United States, Europe, South Korea, Taiwan, Singapore and Malaysia. We do not have any long-term contracts with our sales representatives and distributors. Any disruption or termination of our existing distributor relationships could negatively impact sales and revenue.

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


WE ARE OBLIGATED TO ISSUE SHARES OF OUR STOCK UNDER OUTSTANDING OPTIONS AND WARRANTS AND SUCH ISSUANCE WILL DILUTE YOUR PERCENTAGE OWNERSHIP IN GENUS

     As of February 29, 2004, we had approximately of 3,949,000 shares of common stock underlying warrants and outstanding employee stock options. Of the stock options, 1,824,000 shares were exercisable as of February 29, 2004. All of the shares underlying the warrants are currently exercisable. Some warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

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


WE HAVE IMPLEMENTED ANTI-TAKEOVER MEASURES THAT MAY RESULT IN DILUTING YOUR PERCENTAGE OWNERSHIP OF GENUS STOCK

     On September 7, 2000, the Company's Board of Directors declared a dividend pursuant to a newly adopted Share Purchase Rights Plan, which replaced a similar earlier plan that had expired on July 3, 2000. The intended purpose of the Rights Plan is to protect shareholders' rights and to maximize share value in the event of an unfriendly takeover attempt. As of the record date of October 13, 2000, each share of common stock of Genus, Inc. outstanding was granted one right under the new plan. Each right is exercisable only under certain circumstances and upon the occurrence of certain events and permits the holder to purchase from the Company one one-thousandth (0.001) of a share of Series C Participating Preferred Stock at an initial exercise price of forty dollars ($40.00) per one one-thousandth share. The

2,000 shares of Series C preferred stock authorized in connection with the Rights Plan will be used for the exercise of any preferred shares purchase rights in the event that any person or group (the Acquiring Person) acquires beneficial ownership of 15% or more of the outstanding common stock. In such event, the shareholders (other than the Acquiring Person) would receive common stock of the Company having a market value of twice the exercise price. Subject to certain restrictions, the Company may redeem the rights issued under the Rights Plan for $0.001 per right and may amend the Rights Plan without the consent of rights holders. The rights will expire on October 13, 2010, unless redeemed by the Company.

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

     In the event of a change of control of the Company, the convertible note holders may elect to receive repayment of the notes at a premium of 10% over face value of the notes.


FORWARD-LOOKING  STATEMENTS

     This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding, among other items, our business strategy, growth strategy and anticipated trends in our business. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. When we use the words "believe," "expect," "anticipate," "project" and similar expressions, this should alert you that this is a forward-looking statement.

     We base these forward-looking statements on our expectations. They are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

     Statements in this Annual Report on Form 10-K, and in documents incorporated therein, including those set forth above in "Risk Factors," describe factors, among others, that could contribute to or cause these differences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
---------------------------------------------------------------------------

     Approximately 83.8% of our revenues are U.S. dollar denominated sales. Consequently, fluctuations in our exchange rate could make our products relatively more expensive to our customers, which could lead to reduced demand for our products.

     Similarly, 16.2 % of our sales are denominated in non-U.S. based currencies. As exchange rates fluctuate, our revenues from sales of foreign currency denominated products will fluctuate which could have an adverse impact on our margins. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products. Reduced demand for our products could materially adversely affect our business, results of operations and financial condition.

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


ITEM  8.  CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------------------

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, independent auditors dated March 11, 2004, are included in a separate section of this Annual Report.


SUPPLEMENTARY  DATA:  SELECTED  CONSOLIDATED  QUARTERLY  DATA (UNAUDITED)

     The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2003 In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicated of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in "Business Risks."

                                                 FIRST QTR     SECOND QTR    THIRD QTR   FOURTH QTR
                                               -------------  -----------  ------------  ----------
                                                 (UNAUDITED, IN  THOUSANDS,  EXCEPT  SHARE  DATA)
2003
Revenues                                       $     17,695   $   14,739   $     9,107   $  15,320
Gross profit                                          6,118        3,926         2,058       5,510
Net Income (loss)                                       408       (1,358)       (2,837)        268
Basic net Income (loss) per share              $       0.01   $    (0.05)  $     (0.09)  $    0.01
Diluted net Income (loss) per share            $       0.01   $    (0.05)  $     (0.09)  $    0.01

2002
Revenues                                       $      9,591   $    6,743   $    12,153   $  11,280
Gross profit                                          2,124        1,573         4,327       2,600
Net loss                                             (3,752)      (3,609)       (1,575)     (2,684)
Basic net loss per share                       $      (0.15)  $    (0.13)  $     (0.06)  $   (0.09)
Diluted net loss per share                     $      (0.15)  $    (0.13)  $     (0.06)  $   (0.09)


ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.

ITEM  9A.  CONTROLS  AND  PROCEDURES
------------------------------------

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the fiscal 2002 financial reporting process, management, in consultation with the Company's independent auditors, identified deficiencies involving internal controls over inventories, warranties and the Company's Korean operations which constituted a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management believes that these matters have not had any material impact on our financial statements. Management established a project plan and implemented processes and controls to address these deficiencies in fiscal year 2003.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all potential frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Genus have been detected.

PART  III


ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
-------------------------------------------------------------------

     Information about the Directors of the Company, including Company's audit committee financial expert is incorporated by reference from our proxy statement for the 2004 Annual Meeting of Shareholders filed with the SEC (the "Proxy Statement") under the heading "Election of Directors". Information about Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading "Section 16 Beneficial Ownership Reporting Compliance." Information about our Code of Conduct is incorporated by reference to the Proxy Statement under the heading "Protocol." Information regarding our Executive Officers is set forth in Part I of this Form 10-K under the caption "Executive
Officers  of  the  Registrant".


ITEM  11.  EXECUTIVE  COMPENSATION
----------------------------------

     The information required by this Item is incorporated by reference to "Board of Directors and Committees," "Summary Compensation Table," "Stock Options and Stock Appreciation Rights" and "Retirement Benefits" in the Company's Proxy Statement


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

     The information required by this Item is incorporated by reference to "Information Relating to Directors, Nominees and Executive Officers" in the Company's Proxy Statement


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

     The information required by this Item is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
--------------------------------------------------------

     The information required by this Item is incorporated by reference to "Principal Accountant Fees and Services" in the Company's definitive Proxy Statement.

PART  IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE  AND  REPORTS  ON  FORM 8-K
--------------------------------------------------------------------------------

(a)  The  following  documents  are  filed  as  a  part  of  this  Report:

1.   Consolidated  Financial  Statements.

     Report  of  Independent  Auditors

     Consolidated  Balance  Sheets  -  December  31,  2003  and  2002

     Consolidated Statements of Operations - Years Ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Shareholders' Equity and Comprehensive Loss - Years Ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001

     Notes  to  the  Consolidated  Financial  Statements

2.   Financial  Statement  Schedule.

     Schedule  II  "Valuation  and  Qualifying  Accounts"

3. Exhibits. The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Report.

(b)  Reports  on  Form  8-K

     The following reports on Form 8-K were filed or furnished during the quarter ended December 31, 2003:

1) A Report on Form 8-K was filed on November 10, 2003, reporting under Item 5 the announcement of the private placement transaction closed November 7, 2003.

2) A Report on Form 8-K was furnished on October 28, 2003 reporting under Item 7 and Item 12 financial results for the fiscal quarter ended September 30, 2003.

(c) Financial Statement Schedule 11 - Valuation and Qualifying Accounts (See page 64)

(d)  Exhibits:  For  a  list of exhibits filed with this Form 10-K, refer to the exhibit  index  beginning  on  page  65

REPORT  OF  INDEPENDENT  AUDITORS


To the Board of Directors and Shareholders of Genus, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Genus, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/  PRICEWATERHOUSECOOPERS  LLP
--------------------------------
PricewaterhouseCoopers  LLP


San  Jose,  California
March 11, 2004

                                         GENUS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS)
                                                                                             DECEMBER  31,
                                                                                        ----------------------
                                                                                           2003        2002
                                                                                        ----------  ----------
ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  41,608   $  11,546
  Accounts receivable (net of allowances for doubtful accounts
    of $0 in 2003 and $69 in 2002, respectively) . . . . . . . . . . . . . . . . . . .      9,606       7,505
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,783      11,405
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        854       1,336
                                                                                        ----------  ----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     61,851      31,792
  Equipment, furniture and fixtures, net . . . . . . . . . . . . . . . . . . . . . . .      8,748       8,661
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,169       1,057
                                                                                        ----------  ----------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  71,768   $  41,510
                                                                                        ==========  ==========

LIABILITIES
Current Liabilities:
  Short-term bank borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   6,500   $   7,813
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,956       6,498
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,130       3,064
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        331       2,713
  Customer advances. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        372       1,809
  Long term liabilities, current portion . . . . . . . . . . . . . . . . . . . . . . .        249         245
                                                                                        ----------  ----------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,538      22,142
Convertible notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,806       5,301
Long term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -         270
                                                                                        ----------  ----------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,344      27,713
                                                                                        ----------  ----------

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
Authorized 2,000 shares; Issued and outstanding, none. . . . . . . . . . . . . . . . .          -           -
Common stock, no par value:
Authorized 100,000 shares on December 31, 2003 and 50,000 shares on December 31 2002;
    Issued and outstanding, 39,554 shares in 2003 and
    28,621 shares in 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    163,061     123,890
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (111,328)   (107,809)
Note receivable from shareholder . . . . . . . . . . . . . . . . . . . . . . . . . . .       (187)       (151)
Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . . . . . . . . .     (2,122)     (2,133)
                                                                                        ----------  ----------
  Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     49,424      13,797
                                                                                        ----------  ----------
  Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . . . . . .  $  71,768   $  41,510
                                                                                        ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               GENUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEARS  ENDED  DECEMBER  31,
                                                             -----------------------------
                                                               2003      2002       2001
                                                             --------  ---------  --------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . .  $56,861   $ 39,767   $48,739
Costs and expenses:
  Cost of goods sold. . . . . . . . . . . . . . . . . . . .   39,249     29,143    32,500
  Research and development. . . . . . . . . . . . . . . . .    7,597      8,011    12,118
  Selling, general and administrative . . . . . . . . . . .   11,741     12,621    10,381
                                                             --------  ---------  --------
Loss from operations. . . . . . . . . . . . . . . . . . . .   (1,726)   (10,008)   (6,260)
Interest expense. . . . . . . . . . . . . . . . . . . . . .   (1,723)    (1,237)     (496)
Interest income . . . . . . . . . . . . . . . . . . . . . .       56         83        75
Other income, net . . . . . . . . . . . . . . . . . . . . .      102         80        85
                                                             --------  ---------  --------
Loss before provision for income taxes. . . . . . . . . . .   (3,291)   (11,082)   (6,596)
Provision for income taxes. . . . . . . . . . . . . . . . .      228        538        70
                                                             --------  ---------  --------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,519)  $(11,620)  $(6,666)
                                                             ========  =========  ========
Per share data:
Basic and diluted net loss per share. . . . . . . . . . . .  $ (0.11)  $  (0.43)  $ (0.31)
                                                             ========  =========  ========
Shares used to compute basic and diluted net loss per share   31,303     26,934    21,163
                                                             ========  =========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                            GENUS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               AND COMPREHENSIVE LOSS
                                                   (IN THOUSANDS)

                                                            NOTES          RETAINED       OTHER      TOTAL
                                        COMMON STOCK      RECEIVABLE       EARNINGS      COMPRE-    SHARE-
                                      ----------------       FROM        (ACCUMULATED    HENSIVE    HOLDERS
                                      SHARES   AMOUNT    SHAREHOLDERS      DEFICIT)       LOSS      EQUITY
                                      ------  --------  --------------  --------------  ---------  ---------
Balances, December 31, 2000. . . . .  19,319  $102,837  $           0   $     (89,523)  $ (2,022)  $ 11,292
Issuance of  shares of common
    stock and warrants to purchase
    common stock under private
    placement, net of issuance cost
    of $725. . . . . . . . . . . . .   2,542     6,900              0               0          0      6,900
  Issuance of shares of common stock
    under stock option plan. . . . .     243       521           (151)              0          0        370
  Issuance of shares of common stock
    under employee stock purchase
    plan . . . . . . . . . . . . . .     261       417              0               0          0        417
  Stock-based compensation . . . . .       0        78              0               0          0         78
  Net loss . . . . . . . . . . . . .       0         0              0          (6,666)         0
  Translation adjustments. . . . . .       0         0              0               0        (263)
Comprehensive loss . . . . . . . . .       0         0              0               0          0     (6,929)
                                      ------  --------  --------------  --------------  ---------  ---------
Balances, December 31, 2001. . . . .  22,365   110,753           (151)        (96,189)    (2,285)    12,128
  Issuance of shares of common stock
    and warrants to purchase common
    stock under private placement,
    net of issuance costs of $447. .   3,871     7,750              0               0          0      7,750
  Value of warrants related to the
    issuance of 7% convertible notes
    and warrants . . . . . . . . . .       0     1,312              0               0          0      1,312
  Value of beneficial conversion
    feature related to the
    issuance of 7% convertible notes
    and warrants . . . . . . . . . .       0       928              0               0          0        928
  Issuance of warrants . . . . . . .       0        54              0               0          0         54
  Exercise of warrants . . . . . . .   1,536     1,764              0               0          0      1,764
  Conversion of notes payable to
    shares of common stock . . . . .     490       675              0               0          0        675
  Issuance of shares of common stock
    under stock option plan. . . . .     159       324              0               0          0        324
  Issuance of shares of common stock
    under employee stock purchase
    plan . . . . . . . . . . . . . .     200       330              0               0          0        330
  Net  loss. . . . . . . . . . . . .       0         0              0         (11,620)         0
  Translation adjustments. . . . . .       0         0              0               0        152
Comprehensive loss . . . . . . . . .       0         0              0               0          0    (11,468)
                                      ------  --------  --------------  --------------  ---------  ---------
Balances, December 31, 2002. . . . .  28,621  $123,890          ($151)      ($107,809)   ($2,133)  $ 13,797
                                      ======  ========  ==============  ==============  =========  =========

                                                                   NOTES        RETAINED       OTHER      TOTAL
                                               COMMON STOCK      RECEIVABLE     EARNINGS      COMPRE-    SHARE-
                                             ----------------       FROM      (ACCUMULATED    HENSIVE   HOLDERS
                                             SHARES   AMOUNT    SHAREHOLDERS     DEFICIT)       LOSS     EQUITY
                                             ------  --------  --------------  -----------  ---------  --------
Balances, December 31, 2002 . . . . . . .    28,621  $123,890  $        (151)  $ (107,809)  $ (2,133)  $13,797
Issuance of shares of common stock
    under private placement,
    net of issuance costs of $1.8 million     6,400    31,828              0            0          0    31,828
  Exercise of warrants. . . . . . . . . .     3,094     4,946              0            0          0     4,946
  Conversion of notes payable to
    shares of common stock. . . . . . . .       120       150              0            0          0       150
  Interest from notes receivable. . . . .         0         0            (36)           0          0       (36)
  Issuance of shares of common stock
    under stock option plan . . . . . . .     1,143     1,887              0            0          0     1,887
  Issuance of shares of common stock
    under employee stock purchase
    plan. . . . . . . . . . . . . . . . .       176       360              0            0          0       360
  Net  loss . . . . . . . . . . . . . . .         0         0              0       (3,519)         0         0
  Translation adjustments . . . . . . . .         0         0              0            0         11
  Comprehensive loss. . . . . . . . . . .         0         0              0            0          0    (3,508)
                                             ------  --------  --------------  -----------  ---------  --------

Balances, December 31, 2003 . . . . . . .    39,554  $163,061          ($187)   ($111,328)   ($2,122)  $49,424
                                           ========  ========  ==============  ===========  =========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 GENUS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)
                                                                  YEARS  ENDED  DECEMBER  31,
                                                                -------------------------------
                                                                  2003       2002       2001
                                                                ---------  ---------  ---------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (3,519)  $(11,620)  $ (6,666)
  Adjustments to reconcile net loss to net cash from operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . .     3,287      3,748      3,034
    Provision for excess and obsolete inventories and
      lower of cost or market. . . . . . . . . . . . . . . . .       466      2,190        317
    Provision for doubtful accounts. . . . . . . . . . . . . .        40          5          0
    Amortization of deferred finance costs . . . . . . . . . .       943        525          0
    Write off of fixed assets. . . . . . . . . . . . . . . . .       140         72          0
    Stock-based compensation . . . . . . . . . . . . . . . . .         0          0         78
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . . . .    (2,141)    (3,248)     4,217
      Inventories. . . . . . . . . . . . . . . . . . . . . . .       945      1,647      8,884
      Other assets . . . . . . . . . . . . . . . . . . . . . .      (409)        26       (512)
      Accounts payable . . . . . . . . . . . . . . . . . . . .    (1,542)    (1,854)      (295)
      Accrued expenses . . . . . . . . . . . . . . . . . . . .     1,066       (489)       238
      Deferred revenue . . . . . . . . . . . . . . . . . . . .    (2,382)    (4,675)   (11,174)
      Customer advances. . . . . . . . . . . . . . . . . . . .    (1,437)     1,809          0
                                                                ---------  ---------  ---------
      Net cash used in operating activities. . . . . . . . . .    (4,543)   (11,864)    (1,879)
                                                                ---------  ---------  ---------
Cash flows from investing activities:
  Acquisition of equipment, furniture and fixtures . . . . . .    (2,573)      (502)    (7,400)
  Acquisition of Intangible assets . . . . . . . . . . . . . .      (275)      (284)         0
                                                                ---------  ---------  ---------
Net cash used in investing activities. . . . . . . . . . . . .    (2,848)      (786)    (7,400)
                                                                ---------  ---------  ---------
Cash flows from financing activities:
  Issuance of convertible notes and warrants net of cash
    issuance costs of $814 . . . . . . . . . . . . . . . . . .         0      6,986          0
  Net proceeds from issuance of common stock and warrants. . .    39,021     10,168      7,687
  Proceeds from short-term bank borrowings . . . . . . . . . .    32,356     28,122     14,236
  Payments of short-term bank borrowings . . . . . . . . . . .   (33,669)   (24,790)   (12,474)
  Proceeds from debt . . . . . . . . . . . . . . . . . . . . .         -      1,200          0
  Payments for debt. . . . . . . . . . . . . . . . . . . . . .      (266)      (685)         0
                                                                ---------  ---------  ---------
      Net cash provided by financing activities. . . . . . . .    37,442     21,001      9,449
                                                                ---------  ---------  ---------
Effect of exchange rate changes on cash. . . . . . . . . . . .        11        152       (263)
                                                                ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents . . . . .    30,062      8,503        (93)

Cash and cash equivalents, beginning of year . . . . . . . . .    11,546      3,043      3,136
                                                                ---------  ---------  ---------
Cash and cash equivalents, end of year . . . . . . . . . . . .  $ 41,608   $ 11,546   $  3,043
                                                                =========  =========  =========
Supplemental Cash Flow Information
Cash paid for interest . . . . . . . . . . . . . . . . . . . .  $    778   $    227   $    470
Cash paid for income taxes . . . . . . . . . . . . . . . . . .       431        157          1
Non-cash investing and financing activities:
  Transfer of fixed assets to inventory. . . . . . . . . . . .         0      2,594          0
  Transfer of inventory to fixed assets. . . . . . . . . . . .       143          0          0
  Transfer of other assets to fixed assets . . . . . . . . . .       600          0          0
  Conversion of notes payable to common stock. . . . . . . . .       150        675          0
  Issuance of warrants in connection with convertible
    notes financing. . . . . . . . . . . . . . . . . . . . . .  $      0   $     54   $      0

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

     Liquidity. The Company has incurred losses of approximately $3.5 million, $11.6 million and $6.7 million for the years ended December 31, 2003, 2002 and 2001, respectively and had an accumulated deficit of $111.3 million at December 31, 2003. The Company raised $31.8 million, net of issuance costs, from a private placement in November of 2003. Management believes that existing cash and available financing will be sufficient to meet projected working capital, capital expenditure and other cash requirements for the next twelve months but cannot provide assurances that future cash flows from operations will be sufficient to meet operating requirements and allow the Company to service debt and repay any underlying indebtedness at maturity. The Company is actively marketing its existing and new products, which it believes will ultimately lead to profitable operations. However, if the Company does not achieve the anticipated cash flows, we may not be able to meet planned product release schedules and forecast sales objectives. In such event the Company will require additional financing to fund on-going and planned operations and may need to implement further expense reduction measures. In the event the Company needs additional financing, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company.

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

     Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, short term bank borrowings and accounts payable approximate estimated fair value because of the short maturity of those financial instruments. The fair value of the convertible notes maturing August 15, 2005 with a carrying value of $5.8 million was approximately $30 million at December 31, 2003.

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

     Three customers accounted for an aggregate of 91% of accounts receivable at December 31, 2003. Two customers accounted for an aggregate of 95% of accounts receivable at December 31, 2002. The Company has written off bad debts of $152,000, $5,000 and $294,000 in 2003, 2002, and 2001, respectively. The Company recovered  $109,000  from  previously  written  off  bad  debts  during  2003.

     Inventories. Inventories are stated at the lower of cost or market, using standard costs that approximate actual costs under the first-in, first-out method.

     Long-Lived Assets. Equipment, furniture and fixtures are stated at cost and depreciated using the straight-line method over their estimated useful lives, ranging between three and five years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining lease term, whichever is less.

     Equipment includes demonstration equipment, which is located in our Applications Laboratory and is used to demonstrate to our customers the capabilities of our equipment to process wafers and deposit films. The gross value of demonstration equipment is based on the cost of materials and actual factory labor and overhead expenses incurred in manufacturing the equipment. Costs related to refurbishing or maintaining existing demonstration equipment, which do not add to the capabilities or useful life of the equipment, are expensed as incurred. Demonstration equipment is stated at cost and depreciated over a period of three to five years.


     Revenue recognition. The Company derives revenue from the sale and installation of semiconductor manufacturing systems and from engineering services and the sale of spare parts to support such systems.

     Equipment selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. In the third quarter of 2002, the Company established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multiple-element arrangements prior to completion of installation services. If a product delivered to a customer has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with undelivered elements such as installation and on-site support related tasks is recognized for installation when the installation is completed and the customer accepts the product and for on-site support as the support service is provided. For products that have not been demonstrated to meet product specifications for the customer prior to shipment or where objective and reliable evidence of the fair value of the undelivered elements, such as installation, is not available, revenue is recognized when installation is complete and the customer accepts the product. Revenues can fluctuate significantly as a result of the timing of customer acceptances. At December 31, 2003 and 2002, the Company had deferred revenue of $331,000 and $2.7 million, respectively.

     Revenues from sale of spare parts are recognized when title and risk of loss passes to the customer, generally upon shipment. Revenues from engineering services are recognized as the services are completed over the duration of the contract.


     Product Warranty. In general, the Company's warranty period terminates for material coverage in twelve to twenty-four months and for labor coverage in twelve months after the warranty period begins, but in any event no later then twenty seven months from the product shipment date for material coverage and fifteen months for labor coverage, unless otherwise stated in the quotation. The Company provides labor for all product repairs and replacement parts, excluding consumable items, free of charge during the warranty period. Warranty expenses are accrued upon revenue recognition. At present, based upon historical experience, the Company accrues material warranty equal to 2% and 5% of shipment value for its LYNX2(R) and LYNX3 products, respectively, and labor warranty equal to $20,000 per system for both its LYNX2(R) and LYNX3 products. At the end of every quarter, the Company reviews its actual spending on warranty and reassess if its accrual is adequate to cover warranty expenses on the systems in the field which are still under warranty. Differences between the required accrual and recorded accrual are charged or credited to warranty expenses for the period.

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

     Stock Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion
(APB)  No.  25,  "Accounting  for  Stock  Issued  to  Employees"  and  Financial
Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." Generally, the Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized in the Company's statements of operations. Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and is as follows for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share data):

                                                     YEARS  ENDED  DECEMBER  31,
                                                    -----------------------------
                                                      2003      2002       2001
                                                    --------  ---------  --------

Net loss, as reported. . . . . . . . . . . . . . .  $(3,519)  $(11,620)  $(6,666)
  Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects . . .   (2,049)    (2,797)   (3,240)
                                                    --------  ---------  --------
  Pro forma net loss attributable to common
  shareholders . . . . . . . . . . . . . . . . . .  $(5,568)  $(14,417)  $(9,906)
                                                    ========  =========  ========

  Earnings per share
  Basic and diluted - as reported. . . . . . . . .  $ (0.11)  $  (0.43)  $ (0.31)
  Basic and diluted  - pro forma . . . . . . . . .  $ (0.18)  $  (0.54)  $ (0.47)

     The above pro forma effects on net loss may not be representative of the effects on future results as options granted typically vest over several years and additional option grants are expected to be made in future years.

     The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003, 2002 and 2001;

                               2003         2002        2001

  Risk free interest rates .   2.50%       2.03%        4.19%
  Expected life. . . . . . .   3.73 yrs     3.0 yrs     3.0 yrs
  Expected volatility. . . .    103%        112%        112%
  Expected dividend yield. .      0%          0%          0%

     The weighted average fair value of options granted in 2003, 2002 and 2001 was $2.80, $1.42 and $1.93, respectively.

     The fair value of the employees' purchase rights under the 1989 Employee Stock Purchase Plan was estimated using the Black-Scholes option-pricing model with the following assumptions for those rights granted in 2003, 2002 and 2001.

                               2003         2002        2001

  Risk free interest rates .   1.01%       1.21%        3.42%
  Expected life. . . . . . .    0.5 yrs     0.5 yrs      0.5 yrs
  Expected volatility. . . .     78%        123%          78%
  Expected dividend yield. .      0%          0%           0%

     The weighted average fair value of those purchase rights granted in 2003, 2002 and 2001 was $0.90, $1.06 and $1.30, respectively.

     Software development costs. Software development costs have been accrued for in accordance with SFAS No. 86 " Accounting for the Costs of Computer Software to be Sold, Leased or otherwise Marketed". Capitalization of software development costs begins upon establishment of technological feasibility, subject to net realizable considerations. During the years ended December 2003 and 2002, the Company capitalized $275,000 and $284,000, respectively. Capitalized costs are amortized over a three-year period on a straight-line basis. The Company recorded amortization expenses related to capitalized software of $130,000 during the year ended December 31, 2003. No amortization expenses of capitalized software was recorded in 2002 and 2001.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS.

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21(EITF 00-21), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The Company adopted EITF 00-21 during the third quarter of 2003 and the adoption did not result in any material impact on our financial position, cash flows or results of operations.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first reporting period beginning after June 15, 2004. The Company believes that the adoption of this standard will have no material effect on our consolidated financial statements.


NOTE  2.  INVENTORIES
---------------------

Inventories comprise the following (in thousands):

                                             DECEMBER 31,
                                        ---------------------
                                           2003       2002
                                        ---------  ----------
Raw materials and purchased parts. . .  $   4,602  $    4,493
  Work in process. . . . . . . . . . .      3,686       3,417
  Finished goods. . . . . . . . . . . .       478         175
  Inventory at customers' locations . .     1,017       3,320
                                        ---------  ----------
                                        $   9,783  $   11,405
                                        =========  ==========

     Finished goods include customer evaluation units with a net book value of $478,000 and $175,000 at December 31, 2003 and 2002, respectively. Inventory at customers' locations represent the cost of systems shipped to customers for which the Company is awaiting customer acceptance.


NOTE  3.  EQUIPMENT,  FURNITURE  AND  FIXTURES
----------------------------------------------

     Equipment, furniture and fixtures are stated at cost and comprise the following (in thousands):

                                                                   DECEMBER 31,
                                                               --------------------
                                                                 2003       2002
                                                               ---------  ---------
  Equipment (useful life of 3 years). . . . . . . . . . . . .  $ 10,005   $  9,481
  Demonstration equipment (useful life ranges from 3-5 years)    18,584     21,258
  Furniture and fixtures (useful life of 3 years) . . . . . .     1,078      1,045
  Leasehold improvements (useful life ranges from 4-10 years)     4,337      4,332
                                                               ---------  ---------
                                                                 34,004     36,116
  Less accumulated depreciation . . . . . . . . . . . . . . .   (25,929)   (27,688)
                                                               ---------  ---------
                                                                  8,075      8,428
  Construction in progress. . . . . . . . . . . . . . . . . .       673        233
                                                               ---------  ---------
                                                               $  8,748   $  8,661
                                                               =========  =========

     Depreciation expense was $3.2 million, $3.7 million and $3.0 million for 2003, 2002 and 2001, respectively.


NOTE  4.  ACCRUED  EXPENSES
---------------------------

     Accrued  expenses  are  comprised  of  the  following  (in  thousands):

                                                DECEMBER 31,
                                              ----------------
                                               2002     2001
                                              ------  --------

  System warranty . . . . . . . . . . . . .   $1,451  $    970
  Accrued compensation and related expenses      720       491
  Federal, state and foreign income taxes .      511       751
  Accrued rent. . . . . . . . . . . . . . .      362       162
  Accrued professional fees . . . . . . . .      260        87
  Accrued sales  tax. . . . . . . . . . . .      270        19
  Accrued interest. . . . . . . . . . . . .      184       202
  Other . . . . . . . . . . . . . . . . . .      372       382
                                              ------  --------
                                              $4,130  $  3,064
                                              ======  ========

NOTE  5.  WARRANTIES
--------------------

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

     In general, the Company's warranty period terminates for material coverage in twelve to twenty-four months and for labor coverage in twelve months after the warranty period begins, but in any event no later than twenty seven months from the product shipment date for material coverage and fifteen months for labor coverage, unless otherwise stated in the quotation. The Company provides labor for all product repairs and replacement parts, excluding consumable items, free of charge during the warranty period.

     Changes in our warranty liability, which is included as a component of "accrued expenses" on the Consolidated Balance Sheets, during the period follows:

  Balance at January 1, 2002                                            $   803
  Accrual for warranty liability for revenues recognized in the period      576
  Settlements made                                                         (409)
                                                                        --------
  Balance at December 31, 2002                                          $   970

  Accrual for warranty liability for revenues recognized in the period    1,938
  Settlements made                                                       (1,457)
                                                                        --------
  Balance at December 31, 2003                                          $ 1,451
                                                                        ========


NOTE  6.  SHORT-TERM  BANK  BORROWING
-------------------------------------

     On December 20, 2001 and as amended on March 27, 2002 and March 20, 2003, the Company maintained line of credit facilities from Silicon Valley bank for $15.0 million, borrowable amounts based on eligible receivables and inventory. The interest rate is prime plus 1.75% per annum (as at December 31, 2003) and the facility expires on June 29, 2004. The line of credit is collateralized by a first priority perfected security interest in the Company's assets and has a covenant requiring the Company to maintain a minimum tangible net worth (calculated as the excess of total assets over total liabilities adjusted to exclude intangible assets and balances receivable from officers or affiliates and to exclude debt subordinated to Silicon Valley Bank) of $15 million. As of December 31, 2003 and 2002, there was $6.5 million and $7.8 million outstanding respectively, under this credit facility.

     On January 4, 2002, the Company received gross proceeds of $1.2 million under a secured loan with CitiCapital, a division of Citigroup. The loan is payable over 36 months, accrues interest of 8.75% per annum and is secured by two systems in the Company's demonstration lab. The balance outstanding under this agreement was $249,000 and $515,000 at December 31, 2003 and 2002 respectively.


NOTE  7.  COMMITMENTS  AND  CONTINGENCIES
-----------------------------------------

     We maintain our headquarters, manufacturing and research and development operations in Sunnyvale, California. Our lease for approximately 100,000 square feet for our Sunnyvale facility expires in October 2012. Commencing in 2003, our annual rental expense will be approximately $1.8 million. We also have leases for our sales and support offices in Seoul, South Korea and Tokyo, Japan. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed.

     At December 31, 2003, minimum lease payments required under these operating leases are as follows (in thousands):

2004 . . . . . . . . .   $  1,700
2005 . . . . . . . . .      1,752
2006 . . . . . . . . .      1,773
2007 . . . . . . . . .      1,799
2008 . . . . . . . . .      1,930
Thereafter . . . . . .      7,820
                        ---------
                        $  16,774
                        =========

     Rent expense was $1.9 million; $1.0 million and $682,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Sublease rental income was $5,000, $1,000 and $596,000 for the years ended December 31, 2003, 2002 and
2001,  respectively.

     At December 31, 2003, the Company had approximately $5.5 million in open purchase order obligations.

Legal  Proceedings

     On June 6, 2001, ASM America, Inc. ("ASMA") filed a patent infringement action against Genus, Inc. ASMA's Complaint alleges that Genus is directly and indirectly infringing U.S. Patent No. 5,916,365 (the "365 Patent"), entitled "Sequential Chemical Vapor Deposition," and U.S. Patent No. 6,015,590 (the "590 Patent") entitled "Method For Growing Thin Films," which ASMA claims to own or exclusively license. The Complaint seeks monetary and injunctive relief. Genus served its Answer to ASMA's complaint on August 1, 2001. Also on August 1, 2001, Genus counterclaimed against ASMA and ASM International, N.V. ("ASMI") for (1) infringement of U.S. Patent No. 5,294,568 (the "568 Patent") entitled "Method of Selective Etching Native Oxide"; (2) declaratory judgment that the '365 and '590 Patents are invalid, unenforceable, and not infringed by Genus; and (3) antitrust violations. An initial Case Management Conference was held on October 16, 2001. On January 9, 2002, the Court issued an order granting ASMA leave to amend its complaint to add Dr. Sherman as a party and to add a claim that Genus is directly and indirectly infringing U.S. Patent No 4,798,165 (the "165 Patent") entitled "Apparatus for Chemical Vapor Deposition Using an Axially Symmetric Gas Flow", which ASMA claims to own. The Court also severed and stayed discovery and trial of Genus' antitrust claims until after the trial of the patent claims. On February 4, 2002, Genus served its Amended Answer to ASMA's amended complaint and counterclaimed against ASMA for declaratory judgment that the '165 Patent is invalid, unenforceable, and not infringed by Genus. On August 15, 2002, the Court issued a claim construction order regarding the '590, '365, and 598' Patents. A claim construction hearing regarding the '165 Patent was held on September 26, 2002, and the Court issued a claim construction ruling regarding this patent on November 13, 2002. On September 23, 2002 Genus filed motions for summary judgment on noninfringement regarding the '590 and '365 Patents. On November 20, 2002, the Court granted the Genus motion for summary judgment of noninfringement of the '365 Patent. On January 10, 2003, the Court granted Genus' motion for summary judgment of non-infringement on the '590 Patent.

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

NOTE  8.  CONVERTIBLE  NOTES  AND  WARRANTS
-------------------------------------------

     On August 15, 2002, the Company raised $7.0 million, net of issuance costs, by issuing $7.8 million unsecured 7% convertible notes and warrants to purchase 2,761,000 shares of common stock.

     - $7.5 million of the convertible notes were convertible into common stock at a price of $1.42 per share and a $300,000 convertible note was convertible into common stock at a price of $1.25 per share. During 2002, convertible notes with a face value of $525,000 were converted into common stock at a price of $1.42 and convertible notes with a face value of $150,000 were converted at a price of $1.25 per share. During 2003, convertible notes with a face value of $150,000 were converted at a price of $1.25 per share. The remaining convertible notes with a face value of $6,975,000 are redeemable three years after issuance or may be converted into 4,912,000 shares of common stock at a price of $1.42 per share prior to the redemption date at the election of the investors. All convertible notes accrue interest at 7% per annum, payable semi-annually each February 15 and August 15, in cash or, at the election of the Company, in registered stock.

     - Warrants exercisable for 2,641,000 shares of common stock had an exercise price of $1.42 per share and warrants exercisable for 120,000 shares of common stock had an exercise price of $1.25 per share. In 2002, warrants for 300,000 shares were exercised for cash proceeds of $400,000. The remaining warrants were exercised during 2003 for cash proceeds of $3.5 million.

     The net cash proceeds from the issuance of the convertible notes and warrants were recorded as follows (in thousands):

Convertible note(face value $7.8 million)         $5,560
Detachable warrants                                1,312
Beneficial conversion feature                        928
                                                 -------
Proceeds from convertible notes and warrants       7,800
Other asset, issuance costs                        (814)
                                                 -------
Net cash proceeds                                 $6,986
                                                 =======

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

     The $2.2 million difference between the $7.8 million face value of the notes and the $5.6 million original carrying value, representing the value of the warrants and the beneficial conversion feature, has been recorded as equity and is accreted as interest expense over the three year term of the convertible notes, using the effective interest rate method.

     The Company incurred issuance costs of approximately $868,000, representing cash obligations of $814,000 and warrants with a fair value of $54,000. The warrants to purchase 79,000 shares of common stock at $1.42 per share was subsequently net exercised for 38,631 shares of common stock. Issuance costs are included with other assets and are amortized as interest expense over the stated term of the convertible notes.

     In the event of a change of control of the Company, the note holders may elect to receive repayment of the notes at a premium of 10% over the face value of the notes.

     The carrying value of the convertible note and deferred issuance costs at December 31, 2003 is as follows (in thousands):

                                       Convertible    Other Asset,
                                          Note       Issuance Costs
                                      -------------  ---------------
Balance at issuance, August 15, 2002  $      5,560            ($868)
Conversions                                   (675)               -
Accretion and amortization                     416              104
                                      -------------  ---------------
Balance at December 31, 2002                 5,301             (764)
Conversions                                   (150)               -
Accretion and amortization                     655             288
                                      -------------  ---------------
Balance at December 31, 2003         $      5,806            ($476)
                                      =============  ===============

     The Company recorded interest costs related to the convertible notes and warrants of $1.4 million and $735,000 for the years ended December 31, 2003 and 2002, respectively.

NOTE  9.  SHAREHOLDERS'  EQUITY
-------------------------------

Sale  of  Common  Stock

     On May 17, 2001, the Company sold 2,541,785 shares of our common stock and warrants to purchase up to 1,461,525 of additional shares of common stock for net proceeds of approximately $6.9 million.

     On January 25, 2002, the Company sold 3,871,330 shares of our common stock and warrants to purchase up to 580,696 additional shares of common stock for net proceeds of approximately $7.9 million.

     On November 7, 2003, the Company completed a private placement of approximately $33.6 million for 6.4 million shares of its common stock at a per share price of $5.25. The offering resulted in net proceeds to the company of approximately $31.8 million. The purchase price for the shares represented approximately a 5 percent discount to the average closing price for 10 days prior to the close on November 7, 2003. No warrants were issued in this transaction.

Warrants

     Shares subject to warrants to purchase common stock (in thousands, except per share amounts):

                          NO OF SHARES OF COMMON                                       NUMBER OF SHARES OF
                             STOCK UNDERLYING                                              COMMON STOCK
               EXERCISE        WARRANTS UPON                                          UNDERLYING WARRANTS ON
DATE ISSUED      PRICE       DATE OF ISSUANCE                   REASON                  DECEMBER 31, 2003
-------------  ---------  -----------------------  ---------------------------------  ----------------------
November 1999  $    2.39                    25(1)  Credit facility costs                                   -
May 2001       $    3.50                 1,271(1)  Warrants issued to investors                            -
May 2001       $    3.00                      69   Placement agent (financing costs)                       8
May 2001       $    5.24                     121   Placement agent (financing costs)                     110

January 2002   $    2.19                   760(1)  Warrants issued to investors                            -
January 2002   $    3.23                     581   Warrants issued to investors                          115
August 2002    $    1.42                 2,641(1)  Warrants issued to notes holder                         -
August 2002    $    1.25                  120 (1)  Warrants issued to notes holder                         -
August 2002    $    1.42                   79 (1)  Placement agent (financing costs)                       -
                          -----------------------                                     ----------------------
Totals                                     5,667                                                         233
                          =======================                                     ======================

(1)     Exercised in full prior to December 31, 2003.

     In connection with the sale of common stock in May 2001, the Company issued warrants to purchase 1,461,525 shares of common stock with exercise prices ranging from $3.00 to $5.24. The warrants hade terms providing for an adjustment of the number of shares underlying the warrants in the event that the Company issued new shares at a price lower than the exercise price of the warrants, where the Company makes distributions of common stock to its shareholders or effects a reclassification. In January 2002, warrants exercisable for 1,270,891 shares of common stock were adjusted and thereafter exercisable for an aggregate 760,203 additional shares of common stock. With the exception of certain warrants exercisable for 118,449 shares of common stock, the warrants issued in May 2001 have been exercised in full.

     In connection with the sale of common stock in January 2002, the Company issued warrants to purchase 580,696 shares of common stock at an exercise price of $3.23. The warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that the Company issues new shares at a price lower than the exercise price of the warrants, where the Company makes a distribution of common stock to its shareholders or effects a reclassification. In August 2002, the Company issued a convertible note with a face value of $7.8 million and warrants to purchase 2,760,669 shares of common stock with exercise prices ranging from $1.25 to $1.42 to the note holders. In connection with the issuance of convertible notes in August 2002, the Company adjusted the January 2002 warrant to be exercisable for an additional 86,979 shares of common stock. Additionally the exercise price of the January 2002 warrants was adjusted to $2.48. As of December 31, 2003, with the exception of certain warrants exercisable for 114,979 shares of common stock, the warrants issued in January 2002, as amended in August 2002, have been exercised in full.

Shares  reserved  for  future  issuance

     A summary of shares reserved for future issuance by the Company as of December 31, 2003 is as follows:

Exercise of warrants                  233,000
Conversion of convertible notes     4,912,000
Stock options outstanding           3,654,000
Employee Stock Purchase Plan          456,000
Stock options available for grants    215,000
                                    ---------
                                    9,470,000
                                    =========

Net  Loss  Per  Share

     A reconciliation of the numerator and denominator of basic and diluted loss per share is as follows (in thousands, except per share data):

                                                                      YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     2003      2002        2001
                                                                   --------  ---------  ----------
Loss attributable to common shareholders:
  Numerator-Basic and diluted:
    Net loss attributable to common shareholders. . . . . . . . .  $(3,519)  $(11,620)  $  (6,666)
                                                                   ========  =========  ==========
  Denominator-Basic and diluted:
    Weighted average common stock outstanding . . . . . . . . . .   31,303     26,934      21,163
                                                                   ========  =========  ==========
    Basic and diluted net loss per share. . . . . . . . . . . . .  $ (0.11)  $  (0.43)  $   (0.31)
                                                                   ========  =========  ==========

     Stock options to purchase 3,654,226 shares of common stock with a weighted average exercise price of $3.78 were outstanding on December 31, 2003, but were not included in the computation of diluted loss per share because the Company has a net loss for 2003. Warrants for the purchase of 233,428 shares of common stock with a weighted average exercise price of $3.80 were outstanding at December 31, 2003 but were not included in the computation of diluted loss per share because the Company has a net loss for 2003.

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


Stock  Option  Plan

     In March of 2000, the Company adopted the 2000 Incentive Stock Option Plan to replace the 1991 Incentive Stock Option Plan. The 1991 Incentive Stock Option Plan was scheduled to expire ten years after its adoption in 1991. Under the 2000 Incentive Stock Option Plan, the Board of Directors can grant incentive and nonstatutory stock options. The Board of Directors has the authority to determine to whom options will be granted, the number of options, the term and exercise price. The options are exercisable at times and increments as specified by the Board of Directors, and generally vest over a three-year period and expire five years from the date of grant. In October 2003, the Board of Directors changed the vesting for future grants to vest over a four-year period and expire in ten years from the date of grant for all new grants. At December 31, 2003, the Company had registered 7,503,000 shares of common stock for issuance under the 2000 Incentive Stock Option Plan, which included 700,000 1,000,000 and 1,000,000 shares added to the plan in 2001, 2002 and 2003, respectively. At December 31, 2003, a total of 215,000 shares remained available for future grants.

     Activity under the 1991 and 2000 Incentive Stock Option Plans is set forth in the table below: (in thousands, except per share data):

                                                                                     WEIGHTED
                            AVAILABLE            OPTIONS OUTSTANDING                 AVERAGE
                               FOR                                                   EXERCISE
                              GRANT     OPTIONS         PRICE PER SHARE    AMOUNT     PRICE
                            ----------  --------  ----------------------  --------  ---------

Balance, January 31, 2001         418     2,972         0.88  to   15.75   12,733        4.28
  Granted                      (1,005)    1,005         1.59  to    6.83    2,859        2.85
  Exercised                         -      (243)        2.02  to    7.32     (521)       2.15
  Terminated                      356      (356)        2.02  to   15.75   (2,489)       6.99
  Authorized                      700         -            -           -        -           -
                            ----------  --------  ----------------------  --------  ---------
Balance, December 31, 2001        469     3,378         0.88  to   15.75   12,582        3.72
  Granted                      (1,629)    1,629         1.07  to    2.89    3,421        2.02
  Exercised                         -      (159)        0.88  to    3.03     (324)       2.05


  Expired                        (336)        -            -           -        -           -
  Terminated                      706      (706)        0.88  to    4.00   (3,044)       1.57
  Authorized                    1,000         -            -           -        -           -
                            ----------  --------  ----------------------  --------  ---------
Balance, December 31, 2002        210     4,142   $     0.88  to  $15.75  $12,635   $    2.11
  Granted                      (1,146)    1,146         2.09  to    6.55    4,556        3.97
  Exercised                         -    (1,143)        0.88  to    5.34   (1,887)       1.65
  Expired                        (340)        -            -           -        -           -
  Terminated                      491      (491)        1.29  to   15.75   (1,500)       3.06
  Authorized                    1,000         -            -           -        -           -
                            ----------  --------  ----------------------  --------  ---------
Balance, December 31, 2003        215     3,654   $     1.07  to  $15.75  $13,804   $    3.78
                            ==========  ========  ======================  ========  =========

     Options outstanding and currently exercisable by exercise price under the option plan at December 31, 2003 are as follows:



                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                  ----------------------------------------------  ----------------------------
                                 WEIGHTED AVG.
    RANGE OF        NUMBER        REMAINING       WEIGHTED AVG.     NUMBER      WEIGHTED AVG.
EXERCISE PRICES   OUTSTANDING  CONTRACTUAL LIFE  EXERCISE PRICE   EXERCISABLE  EXERCISE PRICE
----------------  -----------  ----------------  ---------------  -----------  ---------------
1.07 - $ 1.07           3,000              3.79  $          1.07        1,167  $          1.07
1.29 -   1.29         517,200              3.82             1.29      183,837             1.29
1.59 -   2.44         495,396              2.67             2.28      301,784             2.24
2.47 -   2.56         472,675              3.42             2.56      209,647             2.56
2.57 -   3.09         460,622              2.69             2.80      327,123             2.86
3.13 -   3.88          42,333              3.11             3.59       35,306             3.60
4.08 -   4.08         978,000              9.81             4.08            -                -
4.34 -   6.25         382,500              2.08             5.48      355,611             5.49
6.30 -  11.69         204,000              2.07             8.40      185,667             8.59
15.75-  15.75          98,500              1.19            15.75       98,500            15.75
----------------  -----------  ----------------  ---------------  -----------  ---------------
1.07 - $15.75       3,654,226              4.72  $          3.78    1,698,642  $          4.48
================  -----------  ----------------  ===============  -----------  ===============

     On January 24, 2001, the Company's Chief Executive Officer issued a full recourse promissory note for $151,000 in connection with the exercise of stock options. The note bears interest of 8% per annum and is repayable on January 24, 2004. As of December 31, 2003, the total amount outstanding related to the promissory note was $187,000, which included interest of $36,000.

Employee  Stock  Purchase  Plan

     The Company has reserved a total of 3,550,000 shares of common stock for issuance under a qualified stock purchase plan, which provides substantially all Company employees with the right to acquire shares of the Company's common stock through payroll deductions. This total includes 300,000 shares added to the plan in each of 2003 and 2002. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85% of fair market value at either the beginning of period or the end of each six-month purchase period. At December 31, 2003, 3,094,000 shares have been issued under the plan. The Company has issued 175,936, 200,247, and 261,177 shares in 2003, 2002 and 2001, respectively. At December 31, 2003, 456,000 shares were available for purchase under this plan.

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

Stock  Compensation

     The Company recorded $28,000 of stock compensation in 2001 resulting from a shortfall in shares approved for the ESPP. The calculation and recording of expense was made in accordance with EITF 97-12, "Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB
Opinion No. 25." In accordance with this consensus, a compensation charge is calculated for the amount by which the quoted stock price on the date of shareholder approval, less a 15% discount, exceeds the price at which options were granted under the ESPP. The compensation charge so determined is amortized over the term of the options issued under the ESPP that remains after shareholder approval of additional shares. The Company did not record any stock compensation charge during 2002 and 2003 related to the ESPP plan since the plan had adequate shares reserved for issuance under the ESPP plan in both these years.

     During 2001, the Company recorded $34,000 of stock compensation in connection with the accelerated vesting of options granted to a terminated employee. There was no acceleration of vesting of options during 2002 and 2003.


NOTE  10.  EMPLOYEE  BENEFIT  PLAN
----------------------------------

     During 1988, the Company adopted the Genus, Inc. 401(k) Plan (the "Benefit Plan") to provide retirement and incidental benefits for eligible employees. The Benefit Plan provides for Company contributions as determined by the Board of Directors that may not exceed 6% of the annual aggregate salaries of those employees eligible for participation. In 2003, 2002 and 2001, the Company contributed $174,000, $170,000, and $101,000, respectively, to the Benefit Plan.


NOTE  11.  OTHER  INCOME  (EXPENSE),  NET
-----------------------------------------

     Other income (expense), net, comprises the following (in thousands):

                             YEAR ENDED DECEMBER 31,
                        --------------------------------
                           2003       2002       2001
                        ----------  ---------  ---------
Foreign exchange, net.        111         98        (27)
  Other, net . . . . .         (9)       (18)       112
                        ----------  ---------  ---------
                        $     102   $      80  $     85
                        ==========  =========  =========

NOTE  12.  INCOME  TAXES
------------------------

     The provision for income tax expense for the years ended December 31, 2003, 2002 and 2001 was $228,000, $538,000, and $70,000, respectively.

     The components of income (loss) before income taxes were as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        2003        2002       2001
                                                     ----------  ----------  ---------
Domestic loss before taxes. . . . . . . . . . . . .  $  (2,823)  $ (11,407)  $ (6,905)
Foreign income (loss) before taxes. . . . . . . . .       (468)        325        309
                                                     ----------  ----------  ---------
  Loss before taxes . . . . . . . . . . . . . . . .  $  (3,291)  $ (11,082)  $ (6,596)
                                                     ==========  ==========  =========

     The income tax expense for 2003, 2002 and 2001, respectively, was due to current foreign taxes.


  The Company's effective tax rate for the years ended December 31, 2003, 2002 and 2001 differs from the U.S. federal statutory income tax rate as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        2003        2002       2001
                                                     ----------  ----------  ---------
  Federal  income tax at statutory rate. . . . . . .    (35.0%)     (35.0%)    (35.0%)
  Foreign income taxes . . . . . . . . . . . . . . .      6.9         4.9        1.1
  Net operating loss not benefited . . . . . . . . .     35.0        35.0       35.0
                                                     ----------  ----------  ---------
                                                          6.9%        4.9%       1.1%
                                                     ==========  ==========  =========

Deferred  tax  assets  (liabilities)  consist  of  the following (in thousands):

                                                            DECEMBER 31,
                                                       ----------------------
                                                          2003        2002
                                                       -----------  ---------
Deferred tax assets
    Depreciation and amortization . . . . . . . . . .  $    3,069   $  2,511
    Inventory, accounts receivable and other related
      allowances. . . . . . . . . . . . . . . . . . .       2,293      2,092
    Tax credits . . . . . . . . . . . . . . . . . . .       2,322      2,267
    Net operating loss. . . . . . . . . . . . . . . .      36,051     34,554
    Deferred revenue. . . . . . . . . . . . . . . . .       1,087      1,563
    Non-Deductible accruals . . . . . . . . . . . . .         601      1,236
                                                       -----------  ---------
                                                           45,423     44,223
  Deferred tax asset valuation allowance. . . . . . .   (  45,423)   (44,223)
                                                       -----------  ---------
  Net deferred tax assets . . . . . . . . . . . . . .  $        -   $      -
                                                       ===========  =========

     The deferred tax assets valuation allowance at December 31, 2003 and 2002 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and lack of carry-back capacity to realize these assets. Based on these factors, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's net deferred tax assets.

     As of December 31, 2003, the Company has a net operating loss carryforward of approximately $100 million for federal purposes and $10 million for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2015 for federal purposes and 2005 for state purposes.

     The Company has research credit carryforwards of approximately $1.1 million and $1.7 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2013. The California credit can be carried forward indefinitely.

     Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating loss carry-forwards and credits before utilization.


NOTE  13.  SEGMENT  INFORMATION
-------------------------------

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


Revenues by geographical region for the years ended December 31, 2003, 2002, and 2001 were as follows (in thousands):

                        YEAR ENDED DECEMBER 31,
                     ------------------------------
                       2003      2002       2001
                     --------  ---------  ---------

United States . . .  $ 12,833  $  11,199  $   3,200
South Korea . . . .    38,502     22,430     35,767
Japan . . . . . . .     1,887      2,758      3,089
Europe. . . . . . .     3,112      3,295      2,706
Taiwan. . . . . . .         0         85      2,300
Rest of world . . .       527          0      1,677
                     --------  ---------  ---------
                     $ 56,861  $  39,767  $  48,739
                     ========  =========  =========

      The Company did not hold any material long-lived assets in countries other than the United States at December 31, 2003 and December 31, 2002.

Major  Customers

     In 2003, Samsung Electronics Company, Ltd, Infineon, Seagate Technologies, Inc., HGST (formerly IBM), and Western Digital (formerly Read-Rite Corporation) accounted for 69%, 8%, 7%, 7%, and 4% of revenues, respectively. In 2002,
Samsung Electronics Company, Ltd, Seagate Technologies, Inc., IBM, and Asuka Project accounted for 58%, 24%, 7%, and 6% of revenues, respectively. In 2001, Samsung Electronics Company, Ltd, Read-Rite Corporation, NEC, Infineon and SCS accounted for 73%, 7%, 6%, 6% and 5% of revenues, respectively.


NOTE  14.  RELATED  PARTY  TRANSACTIONS
---------------------------------------

     Mario Rosati, a director of the Company, is also a partner of Wilson Sonsini Goodrich & Rosati, the general counsel of the Company. In 2003, 2002 and 2001, the Company incurred $259,000, $630,000 and $781,000 in legal costs, respectively, and paid approximately $490,000, $1.1 million and $57,000, respectively, to Wilson Sonsini Goodrich & Rosati. At December 31, 2003, the Company owed approximately $67,000 to Wilson Sonsini Goodrich & Rosati.

ITEM  15  (A)  2.  FINANCIAL  STATEMENT  SCHEDULE
-------------------------------------------------


REPORT  OF  INDEPENDENT  AUDITORS  ON  FINANCIAL  STATEMENT  SCHEDULE

To  the  Board  of  Directors
of  Genus,  Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 11, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/  PRICEWATERHOUSECOOPERS  LLP
--------------------------------
PricewaterhouseCoopers  LLP

San  Jose,  California
March 11, 2004

Schedule  II  "Valuation  and  Qualifying  Accounts"

--------------------------------------------------------------------------------------
Description                        Balance at     Additions   Deductions   Balance at
                                  Beginning of   Charged to     Charged      to end
                                     Period       costs/exp      Other      of period
--------------------------------------------------------------------------------------
2003
Allowance for doubtful accounts.  $          69  $        83  $       152  $         0
Allowance for excess and
obsolete inventory . . . . . . .          4,305          629          163        4,771
Deferred tax valuation allowance         44,223        1,200            0       45,423

2002
Allowance for doubtful accounts.  $          69  $         5  $         5  $        69
Allowance for excess and
obsolete inventory . . . . . . .          2,115        2,190            0        4,305
Deferred tax valuation allowance         38,049        6,174            0       44,223

2001
Allowance for doubtful accounts.  $         363  $         0  $       294  $        69
Allowance for excess and
obsolete inventory . . . . . . .          2,830          317        1,032        2,115
Deferred tax valuation allowance         30,826        7,223            0       38,049
--------------------------------------------------------------------------------------

                                   GENUS, INC.
                           ANNUAL REPORT ON FORM 10-K
                          Year ended December 31, 2003

INDEX TO EXHIBITS

No.  Description
---  -----------
2.1 Asset Purchase Agreement, dated April 15, 1998, by and between Varian Associates, Inc. and Registrant and exhibits thereto (15)
3.1 Amended and Restated Articles of Incorporation of Registrant as filed September 6, 1997 (11)
3.2       By-laws  of  Registrant,  as  amended  (13)
4.1 Common Shares Rights Agreement, dated as of April 27, 1990, between Registrant and Bank of America, N.T. and S.A., as Rights Agent (4)
4.2       Convertible  Preferred  Stock  Purchase  Agreement,  dated February 2,
          1998,  among  the  Registrant  and  the  Investors  (14)
4.3 Registration Rights Agreement, dated February 2, 1998, among the Registrant and the Investors (14)
4.4 Certificate of Determination of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (14)
4.5 Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Preferred Stock (17)
4.6       Redemption  and  Exchange  Agreement,  dated  July 16, 1998, among the
          Registrant  and  the  Investors  (17)
4.7 Registration Rights Agreement, dated January 17, 2002, as amended, amongst the Registrant and the Investors (20)
4.8       Securities  Purchase  Agreement  dated July 31, 2002 among the Company and  the  Purchasers  signatory  thereto.  (21)
4.9 Resale Registration Rights Agreement dated August 14, 2002 among the Company and the Purchasers signatory thereto. (21)
4.10      7%  Convertible Subordinated Note Due 2005 dated August 14, 2002. (21)
4.11      Stock  Purchase  and  Registration  Agreement  dated  November 7, 2003
10.1 Lease, dated December 6, 1985, for Registrant's facilities at 4 Mulliken Way, Newburyport, Massachusetts, and amendment and extension of lease, dated March 17, 1987 (1)
10.2 Assignment of Lease, dated April 1986, for Registrant's facilities at Unit 11A, Melbourn Science Park, Melbourn, Hertz, England (1)
10.3      Registrant's  1989  Employee  Stock  Purchase  Plan,  as  amended  (5)
10.4      Registrant's  1991  Incentive  Stock  Option  Plan,  as  amended  (10)
10.5      Registrant's  2000  Stock  Plan  (19)
10.6 Distributor/Representative Agreement, dated August 1, 1984, between Registrant and Aju Exim (formerly Spirox Holding Co./You One Co. Ltd.)
          (1)
10.7 Exclusive Sales and Service Representative Agreement, dated October 1, 1989, between Registrant and AVBA Engineering Ltd. (3)
10.8      Exclusive  Sales  and  Service  Representative  Agreement, dated as of
          April  1,  1990,  between  Registrant  and  Indosale  PVT  Ltd.  (3)
10.9 License Agreement, dated November 23, 1987, between Registrant and Eaton Corporation (1)
10.10 Exclusive Sales and Service Representative Agreement, dated May 1, 1989, between Registrant and Spirox Taiwan, Ltd. (2)
10.11 Lease, dated April 7, 1992, between Registrant and The John A. and Susan R. Sobrato 1979 Revocable Trust for property at 1139 Karlstad Drive, Sunnyvale, California (6)
10.12 Asset Purchase Agreement, dated May 28, 1992, by and between the Registrant and Advantage Production Technology, Inc. (7)

10.13 License and Distribution Agreement, dated September 8, 1992, between the Registrant and Sumitomo Mutual Industries Ltd. (8)
10.14 Lease Agreement, dated October 1995, for Registrant's facilities at Lot 62, Four Stanley Tucker Drive, Newburyport, Massachusetts (9)
10.15 International Distributor Agreement, dated July 18, 1997, between Registrant and Macrotron Systems GmbH (12)
10.16 Credit Agreement, dated August 18, 1997, between Registrant and Sumitomo Bank of California (12)
10.18 Settlement Agreement and Mutual Release, dated April 20, 1998, between Registrant and James T. Healy (16)
10.19     Form  of  Change  of  Control  Severance  Agreement  (16)
10.20 Settlement Agreement and Mutual Release, dated January 1998, between the Registrant and John Aldeborgh (18)
10.21 Settlement Agreement and Mutual Release, dated May 1998, between the Registrant and Mary Bobel (18)
14.1      Genus  Code  of  Conduct
21.1      Subsidiaries  of  Registrant
23.1      Consent  of  Independent  Accountants
31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------------
(1)  Incorporated  by  reference  to  the  exhibit  filed  with  Registrant's
     Registration Statement on Form S-1 (No. 33-23861) filed August 18, 1988, and amended on September 21, 1988, October 5, 1988, November 3, 1988, November 10, 1988, and December 15, 1988, which Registration Statement became effective November 10, 1988.
(2)  Incorporated  by  reference  to  the  exhibit  filed  with the Registrant's
     Registration Statement on Form S-1 (No. 33-28755) filed on May 17, 1989, and amended May 24, 1989, which Registration Statement became effective May 24, 1989.
(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
(4) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.
(5) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
(6) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
(7) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 8-K dated September 12, 1992.
(8) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 21, 1992.
(9) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(10) Incorporated  by  reference  to  the  exhibit  filed  with the Registrant's
     Quarterly  Report  on  Form  10-Q  for  the  quarter  ended March 31, 1997.
(11) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(12) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(13) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(14) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated February 12, 1998.
(15) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated April 15, 1998.
(16) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1997.
(17) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated July 29, 1998.
(18) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10 Q/A for the quarter ended September 30, 1998.
(19) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
(20) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated January 25, 2002.
(21) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated August 20, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 12th day of March 2004

                                       GENUS,  INC.


                                       By:     /s/ Shum  Mukherjee
                                               -------------------
                                               Shum  Mukherjee
                                               Executive Vice President, Finance
                                               Chief Financial Officer


POWER  OF  ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shum Mukherjee and William W R Elder, jointly and severally, his attorneys-in-fact each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                          TITLE                     DATE
------------------------  ----------------------------------  --------------

/s/ William W.R. Elder    Chairman of the Board, President    March 12, 2004
-----------------------   and Chief Executive Officer
William W.R. Elder        (principal executive officer)


/s/ SHUM MUKHERJEE        Executive Vice President, Finance   March 12, 2004
------------------------  Chief Financial Officer
Shum Mukherjee            (principal financial officer and
                          principal accounting officer)


/s/ G. Frederick Forsyth  Director                            March 12, 2004
------------------------
G. Frederick Forsyth


/s/ Todd S. Myhre          Director                           March 12, 2004
------------------------
Todd S. Myhre


/s/ Mario M. Rosati       Director                            March 12, 2004
------------------------
Mario M. Rosati


/s/ Robert J. Richardson  Director                            March 12, 2004
------------------------
Robert J. Richardson