Form 10-Q
period 2004-03-31
GENUS INC
filed 2004-05-10
CIK 837913

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                        ---    ---

As of April 30, 2004, the issuer had 39,662,451 shares of common stock outstanding.


================================================================================

                                      GENUS, INC.
                                       FORM 10-Q
                                         INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
for the three months ended March 31, 2004 and March 31, 2003 (unaudited). . . . . .   3

Condensed Consolidated Balance Sheets as of March 31, 2004
and December 31, 2003 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .   4

Condensed Consolidated Statements of Cash Flows
for the three months ended March 31, 2004 and March 31, 2003 (unaudited). . . . . .   5

Notes to Condensed Consolidated Financial Statements (unaudited). . . . . . . . . .   6

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . .  16

Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . .  30

Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . .  31




PART II. OTHER INFORMATION

Item 1: Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31

Item 6: Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . .  31

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                          GENUS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                   THREE MONTHS ENDED
                                                        MARCH 31,

                                                    2004        2003
                                                ------------  ---------

Net sales                                       $    12,207   $  17,695
Costs and expenses:
  Cost of goods sold                                  8,550      11,577
  Research and development                            1,994       2,113
  Selling, general and administrative                 3,018       3,174
                                                ------------  ---------
(Loss) income from operations                        (1,355)        831
Other expenses, net                                     304         423
                                                ------------  ---------

Net (loss) income before taxes                       (1,659)        408

Provision for income tax                                 18           -
                                                ------------  ---------

Net (loss) income                               $    (1,677)  $     408
                                                ------------  ---------


Net (loss) income per share:
  Basic                                         $     (0.04)  $    0.01
                                                ============  =========
  Diluted                                       $     (0.04)  $    0.01
                                                ============  =========

Shares used in per share calculation - basic         39,590      28,913
                                                ============  =========
Shares used in per share calculation - diluted       39,590      30,532
                                                ============  =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GENUS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                      (IN THOUSANDS)



                                                               MARCH 31,    DECEMBER 31,
                                                                 2004           2003
                                                              -----------  --------------
ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .  $   28,346   $      41,608
  Short term investments . . . . . . . . . . . . . . . . . .       8,275               -
  Accounts receivable (net of allowance for doubtful
    accounts of $160 in 2004 and $0 in 2003) . . . . . . . .       5,790           9,606
  Inventories. . . . . . . . . . . . . . . . . . . . . . . .      10,184           9,783
  Other current assets . . . . . . . . . . . . . . . . . . .         887             854
                                                              -----------  --------------
    Total current assets . . . . . . . . . . . . . . . . . .      53,482          61,851
Equipment, furniture and fixtures, net . . . . . . . . . . .       8,435           8,748
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .     1,112           1,169
                                                              -----------  --------------
    Total assets . . . . . . . . . . . . . . . . . . . . . .  $   63,029   $      71,768
                                                              ===========  ==============


LIABILITIES
Current Liabilities:
  Short-term bank borrowings . . . . . . . . . . . . . . . .  $      183   $       6,749
  Accounts payable . . . . . . . . . . . . . . . . . . . . .       4,030           4,956
  Accrued expenses . . . . . . . . . . . . . . . . . . . . .       3,575           4,130
  Deferred revenue . . . . . . . . . . . . . . . . . . . . .         207             331
  Customer advances. . . . . . . . . . . . . . . . . . . . .         975             372
                                                              -----------  --------------
         Total current liabilities . . . . . . . . . . . . .       8,970          16,538

  7% Convertible notes . . . . . . . . . . . . . . . . . . .       5,970           5,806
                                                              -----------  --------------
    Total liabilities. . . . . . . . . . . . . . . . . . . .      14,940          22,344
                                                              -----------  --------------


SHAREHOLDERS' EQUITY
Common stock, no par value:
  Authorized 100,000 shares;
    Issued and outstanding 39,620 shares in
    2004 and 39,554 in 2003. . . . . . . . . . . . . . . . .     163,097         163,061
  Accumulated deficit. . . . . . . . . . . . . . . . . . . .    (113,005)       (111,328)
  Note receivable from shareholder . . . . . . . . . . . . .           -            (187)
  Accumulated other comprehensive loss . . . . . . . . . . .      (2,003)         (2,122)
                                                              -----------  --------------
        Total shareholders' equity . . . . . . . . . . . . .      48,089          49,424
                                                              -----------  --------------
  Total liabilities and shareholders' equity . . . . . . . .  $   63,029   $      71,768
                                                              ===========  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              GENUS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     (IN THOUSANDS)



                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   2004         2003
                                                                -----------  -----------
Cash flows from operating activities:
  Net (loss) income. . . . . . . . . . . . . . . . . . . . . .  $   (1,677)  $      408
  Adjustments to reconcile net (loss) income  to net cash
    from operating activities:
    Depreciation  and amortization . . . . . . . . . . . . . .         855          809
    Provision for excess and obsolete inventories. . . . . . .         144          100
    Provision for doubtful accounts. . . . . . . . . . . . . .         160            -
    Amortization of deferred finance costs . . . . . . . . . .         236          222
    Write-off of fixed assets. . . . . . . . . . . . . . . . .           -           36
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . . . .       3,656       (6,545)
      Inventories. . . . . . . . . . . . . . . . . . . . . . .        (545)      (1,691)
      Other current assets . . . . . . . . . . . . . . . . . .         (33)        (706)
      Other assets . . . . . . . . . . . . . . . . . . . . . .           3         (172)
      Accounts payable . . . . . . . . . . . . . . . . . . . .        (926)         611
      Accrued expenses . . . . . . . . . . . . . . . . . . . .        (555)         252
      Deferred revenue and customer advances . . . . . . . . .         479        5,386
                                                                -----------  -----------
      Net cash generated by (used in) operating activities . .       1,797       (1,290)
                                                                -----------  -----------
Cash flows from investing activities:
   Acquisition of equipment, furniture and fixtures. . . . . .        (480)        (207)
   Acquisition of intangible assets  . . . . . . . . . . . . .         (80)         (81)
   Acquisition of short-term investments . . . . . . . . . . .      (8,275)           -
                                                                -----------  -----------
      Net cash used in investing activities. . . . . . . . . .      (8,835)        (288)
                                                                -----------  -----------
Cash flows from financing activities:
  Net proceeds from issuance of common stock . . . . . . . . .          36          445
  Proceeds (payments) from (on)short-term bank borrowings, net      (6,500)       2,261
  Payments for debt. . . . . . . . . . . . . . . . . . . . . .         (66)         (79)
  Proceeds from shareholder note . . . . . . . . . . . . . . .         187            -
                                                                -----------  -----------
      Net cash (used in) provided by financing activities. . .      (6,343)       2,627
                                                                -----------  -----------
Effect of exchange rate changes on cash. . . . . . . . . . . .         119         (112)
                                                                -----------  -----------
Net (decrease) increase  in cash and cash equivalents. . . . .     (13,262)         937
Cash and cash equivalents, beginning of period . . . . . . . .      41,608       11,546
                                                                -----------  -----------
Cash and cash equivalents, end of period . . . . . . . . . . .  $   28,346   $   12,483
                                                                ===========  ===========
Supplemental cash flow information
  Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . .  $      314   $      319
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . .  $        -   $      151
  Non-cash investing and financing activities:
  Transfer of inventory to fixed assets. . . . . . . . . . . .  $        -   $      525
  Transfer of fixed assets from inventory        . . . . . . .  $        -   $      295
  Transfer of prepaids to fixed assets . . . . . . . . . . . .  $        -   $      600


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 (UNAUDITED)


BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. These financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

LIQUIDITY

          The Company has an accumulated deficit of $113 million as of March 31, 2004 and a net loss of $1.7 million during the three months ended March 31, 2004. The Company is in the process of executing its business strategy and has plans to eventually achieve profitable operations on an ongoing basis. Management believes that existing cash, cash generated by operations, and available financing will be sufficient to meet projected working capital, capital expenditure and other cash requirements for the next twelve months. Management cannot provide assurances that its cash, cash equivalents, and short term investments and its future cash flows from operations alone will be sufficient to meet operating requirements and allow the Company to service debt and repay any underlying indebtedness at maturity. If the Company does not achieve anticipated cash flows, we may not be able to meet planned product release schedules and forecast sales objectives. In such event the Company will require additional financing to fund on-going and planned operations and may need to implement expense reduction measures. In the event the Company needs additional financing, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company. Any additional equity financing may be dilutive to shareholders, and any additional debt financing, if available, may involve restrictive covenants.


     Certain reclassifications have been made to the prior period's financial statements to conform to current period's presentation. Such reclassifications had no effect on the previously reported (loss) income from operations or accumulated deficit.



NET  (LOSS)  INCOME  PER  SHARE

     Basic net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

     A  reconciliation of the numerator and denominator of basic and diluted net
(loss)  income  per  share  is as follows (in thousands, except per share data):

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 (UNAUDITED)


                                        THREE MONTHS ENDED
                                             MARCH 31,
                                         2004        2003
                                     ------------  ---------

Basic:
Net (loss) income                    $    (1,677)  $     408
                                     ============  =========
Weighted average common shares
  outstanding                             39,590      28,913
                                     ============  =========
Basic net(loss)  income per share    $     (0.04)  $    0.01
                                     ============  =========

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                          2004         2003
                                       -----------  ----------
Diluted:
  Net (loss) income                    $   (1,677)  $      408
  Weighted average common shares
    outstanding                            39,590       28,913
  Effect of dilutive stock options              -          648
  Effect of dilutive warrants                   -          971
                                       -----------  ----------
                                           39,590       30,532
                                       ===========  ==========

 Diluted net (loss) income  per share  $    (0.04)  $     0.01
                                       ===========  ==========

     Stock options, warrants and convertible debt to purchase approximately 8,824,137 shares of common stock were outstanding during the three months ended March 31, 2004, but were not included in the computation of diluted net loss per share because the Company had a net loss for the three months ended March 31, 2004.

     Stock options, warrants and convertible debt to purchase approximately 7,764,121 shares of common stock were outstanding during the three months ended March 31, 2003, but were not included in the computation of diluted net earnings per share because of the anti-dilutive effects.



Stock Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." Generally, the Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized in the Company's statements of operations. Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and is as follows for the three months ended March 31, 2004 and 2003 (in thousands, except per share data):

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                        2004       2003
                                                    -----------  -------
Net income (loss), as reported                      $   (1,677)  $  408

Add:  Stock -based employee compensation recorded            -        -

Deduct: Total stock-based employee compensation

expense determined using a fair value based method

for all awards, net of related tax effects                (620)    (703)
                                                    -----------  -------

Pro forma net loss attributable to common

shareholders                                        $   (2,297)  $ (295)
                                                    ===========  =======

Earnings per share

Basic - as reported                                 $    (0.04)  $ 0.01

Basic - pro forma                                   $    (0.06)  $(0.01)

Diluted - as reported                               $    (0.04)  $ 0.01

Diluted - as pro forma                              $    (0.06)  $(0.01)

     The above pro forma effects on net loss may not be representative of the effects on future results as options granted typically vest over several years and additional option grants are expected to be made in future years.

     The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2004 and 2003.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 (UNAUDITED)


                              THREE MONTHS ENDED
                                   MARCH 31,
                             2004           2003
                          -----------      -------
Risk free interest rates     2.77%          2.17%
Expected life                3.75 years     3.0 years
Expected volatility            99%          100%
Expected dividend yield         0%            0%

     The weighted average fair value of options granted in the three months ended March 31, 2004 and 2003 was $3.10 and $1.63, respectively.

     The fair value of the employees' stock purchase rights under the 1989 Employee Stock Purchase Plan was estimated using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2004 and 2003.

                           THREE MONTHS ENDED
                                 MARCH 31,
                             2004        2003
                          ----------  ----------
Risk free interest rates    0.98%        1.10%
Expected life               0.5 years    0.5 years
Expected volatility          79%         93%
Expected dividend yield       0%          0%

     The weighted average fair value of those purchase rights granted in the three months ended March 31, 2004 and 2003 was $2.16 and $0.82, respectively.


REVENUE RECOGNITION.

     The Company derives revenue from the sale and installation of semiconductor manufacturing systems and from engineering services and the sale of spare parts to support such systems.

     Equipment selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company has established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multiple-element arrangements prior to completion of installation services. Accordingly, under SAB 104, if Genus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with undelivered elements such as installation and on-site support related tasks is recognized for installation when the installation is completed and the customer accepts the product and for on-site support as the support service is provided. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, revenue is recognized when installation is complete and the customer accepts the product. Revenues can fluctuate significantly as a result of the timing of customer acceptances. At March 31, 2004 and December 31, 2003, the Company had deferred revenue of $207,000 and $331,000, respectively.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 (UNAUDITED)

     Revenues from sale of spare parts are generally recognized upon shipment. Revenues from engineering services are recognized as the services are completed over the duration of the contract.



SHORT-TERM  BANK  BORROWINGS

     On December 20, 2001 and as amended on March 27, 2002 and March 20, 2003, the Company established line of credit facilities from Silicon Valley bank for $15.0 million. The borrowable amounts under the credit facilities are based on eligible receivables and inventory. The interest rate is prime plus 1.75% per annum and the facility expires on June 29, 2004. The line of credit is collateralized by a first priority perfected security interest in the Company's assets and has a covenant requiring the Company to maintain a minimum tangible net worth (calculated as the excess of total assets over total liabilities adjusted to exclude intangible assets and balances receivable from officers or affiliates and to exclude debt subordinated to Silicon Valley Bank) of $15 million. As of March 31, 2004, and December 31, 2003, there was $0 and $6.5 million outstanding respectively, under this credit facility.

    On January 4, 2002, the Company received gross proceeds of $1.2 million under a secured loan, which is payable over 36 months, accrues interest of 8.75% per annum and is secured by two systems in the Company's demonstration lab. The balance outstanding under this agreement was $183,000 and $249,000 outstanding at March 31, 2004 and December 31, 2003, respectively.




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

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 (UNAUDITED)

     Warrants exercisable for 2,641,000 shares of common stock had an exercise price of $1.42 per share and warrants exercisable for 120,000 shares of common stock had an exercise price of $1.25 per share. In 2002, warrants for 300,000 shares were exercised for cash proceeds of $400,000. The remaining warrants were exercised during 2003 for cash proceeds of $3.5 million.

     The net cash proceeds from the issuance of the convertible notes and warrants were recorded as follows (in thousands):

Convertible note (face value $7.8 million)     $  5,560
Detachable warrants                               1,312
Beneficial conversion feature                       928
                                                -------
Proceeds from convertible notes and warrants      7,800
Other asset, issuance costs                        (814)
                                                -------
Net cash proceeds                              $  6,986
                                                =======

     The Company classified the warrants as equity and allocated a portion of the proceeds from the convertible notes to the warrants, using the relative fair
value method in accordance with APB No. 14.    " Accounting for Convertible Debt
and Debt Issued with Stock Purchase Warrants". The Company determined the fair value of the warrants, using the Black Scholes option-pricing model with a risk free interest rate of 4.4 %, volatility of 75%, a term of three years and no dividend yield. The allocation of proceeds to the warrants reduced the carrying value of the convertible notes. As a result, the fair value of the common stock issuable upon conversion of the notes exceeded the carrying value of the convertible notes, resulting in a beneficial conversion feature. The value of the beneficial conversion feature is accreted over the stated term of the convertible notes in accordance with EITF No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application Issue No. 98-5 to Certain Convertible Instruments".

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

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 (UNAUDITED)

     The Company recorded interest costs related to the convertible notes and warrants of $358,000 and $345,000 for the three month period ended March 31, 2004 and 2003, respectively.



INVENTORIES

     Inventories  comprise  the  following  (in  thousands):

                                   MARCH 31,   DECEMBER 31,
                                      2004         2003
                                   ----------  -------------
Raw materials and purchased parts  $    5,511  $       4,602
Work in process                         4,111          3,686
Finished goods                            562            478
Inventory at customers' locations           -          1,017
                                   ----------  -------------
                                   $   10,184  $       9,783
                                   ==========  =============

     Inventory at customers' locations represent the cost of systems shipped to customers for which we were awaiting customer acceptance.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 (UNAUDITED)

ACCRUED  EXPENSES

     Accrued expenses comprise the following (in thousands):

                                                            MARCH 31,   DECEMBER 31,
                                                               2004         2003
                                                            ----------  -------------
System warranty. . . . . . . . . . . . . . . . . . . . . .  $    1,191  $       1,451
Accrued compensation and related expenses. . . . . . . . .       1,236            720
Federal, state and foreign income taxes. . . . . . . . . .         196            511
Accrued rent . . . . . . . . . . . . . . . . . . . . . . .         418            362
Accrued professional fees. . . . . . . . . . . . . . . . .         168            260
Accrued sales tax. . . . . . . . . . . . . . . . . . . . .           -            270
Accrued interest . . . . . . . . . . . . . . . . . . . . .          62            184
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .         304            372
                                                            ----------  -------------
                                                            $    3,575  $       4,130
                                                            ==========  =============



WARRANTIES

     The Company warrants that each of the products we sell shall be free of defects in material and workmanship and meets performance specifications during our warranty period. The warranty period means the period commencing upon the earlier of, successful completion of acceptance tests agreed in writing by the Company's customers or ninety days after the product shipment date.

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

     Changes in the warranty reserves during the three months ended March 31, 2004 and 2003 were as follows (in thousands):


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                          2004        2003
Balance, January 31                                                   $    1,451   $      970
Accrual for warranty liability for revenues recognized in the period         268          455
Settlements made                                                            (528)        (135)
                                                                      -----------  -----------
Balance, March 31                                                     $    1,191   $    1,290
                                                                      ===========  ===========

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 (UNAUDITED)

COMMON  STOCK  AND  WARRANTS

     On May 17, 2001, the Company sold 2,541,785 shares of our common stock and warrants to purchase up to 1,461,525 of additional shares of common stock for net proceeds of approximately $6.9 million. The warrants were issued with exercise prices ranging from $3.00 to $5.24 per share of common stock. The warrants had terms providing for an adjustment of the number of shares underlying the warrants in the event that the Company issued new shares at a price lower than the exercise price of the warrants, where the new shares at a price lower than the exercise price of the warrants, where the Company makes distributions of common stock to its shareholders or effects a reclassification. In January 2002, warrants exercisable for 1,270,891 shares of common stock were adjusted and thereafter exercisable for an aggregate 760,203 additional shares of common stock. As of March 31, 2004, with the exception of certain warrants exercisable for 118,449 shares of common stock, the warrants issued in May 2001 have been exercised in full.

      On January 25, 2002, the Company sold 3,871,330 shares of our common stock and warrants to purchase up to 580,696 additional shares of common stock for net proceeds of approximately $7.9 million. The warrants were issued at an exercise price of $3.23 per share of common stock. The warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that the Company issues new shares at a price lower than the exercise price of the warrants, where the Company makes a distribution of common stock to its shareholders or effects a reclassification. In August 2002, the Company issued a convertible note with a face value of $7.8 million and warrants to purchase 2,760,669 shares of common stock with exercise prices ranging from $1.25 to $1.42 to the note holders. In connection with the issuance of convertible notes in August 2002, the Company adjusted the January 2002 warrant to be exercisable for an additional 86,979 shares of common stock. Additionally the exercise price of the January 2002 warrants was adjusted to $2.48. As of March 31, 2004, with the exception of certain warrants exercisable for 38,326 shares of common stock, the warrants issued in January 2002, as amended in August 2002, have been exercised in full.

     In August 2002, the Company completed a $7.8 million financing in a private placement of subordinated notes convertible into common stock and warrants convertible into or exercisable for common stock. Refer to the Convertible Notes and Warrants footnote for further information.



RELATED  PARTY  TRANSACTIONS

     Mario M. Rosati, a Director of the Company is also a member of Wilson Sonsini Goodrich & Rosati, a professional corporation and general counsel of the Company. During the first quarters of 2004 and 2003, the Company paid $67,000 and $138,000, respectively, to Wilson Sonsini Goodrich & Rosati. At March 31, 2004, the Company owed approximately $32,000 to Wilson Sonsini Goodrich & Rosati.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 (UNAUDITED)


COMPREHENSIVE  (LOSS)  INCOME

     The following are the components of comprehensive (loss) income (in thousands):

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                             2004         2003
                                         -----------  -----------
Net (loss) income. . . . . . . . . . . . $   (1,677)  $      408
Foreign currency translation adjustment.        119         (112)
                                         -----------  -----------
Comprehensive (loss) income. . . . . . . $   (1,558)  $      296
                                         ===========  ===========

     The components of accumulated other comprehensive loss is as follows (in thousands):

                                            MARCH 31     DECEMBER 31,
                                              2004          2003
                                         --------------  ------------
Cumulative translation adjustment        $      (2,003)  $    (2,122)
                                         ==============  ============


CUSTOMER CONCENTRATION

Our global customer base consists of semiconductor and non-semiconductor manufacturers in the United States, Europe and Asia. Over the past few years we were dependent on one customer, Samsung, for a majority of our thin film product revenue. In first quarter ended March 31, 2004 and 2003, Samsung accounted for 70% and 67% of our revenues, respectively. Samsung accounted for 69%, 58% and 73% of our revenue in 2003, 2002 and 2001, respectively. There is no long-term agreement between Genus and Samsung. Over the past three years, we have gradually expanded our customer base and at March 31, 2004, we had twelve active customers.


CONTINGENCIES

          Under the terms of a Settlement with ASM International, N.V. ("ASMI"), ASMI has the right to pursue an appeal of the District Court's judgments of non-infringement regarding the ALD patents. If the Federal Circuit vacates the existing judgments in favor of Genus Inc. related to the ALD patents based on a change in the District Court's claim construction, Genus will be required to pay ASMI $1 million for the royalty-free licenses to the ALD patents it has been granted under the settlement agreement.


     ASM filed a notice of appeal with the Federal Circuit on January 14, 2004. ASM served its appeal brief on April 27, 2004. Genus' appeal brief is due on June 7, 2004.

     The Company believes that the appeal is without merit and intends to defend the action vigorously.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In March 2004, the emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. The recognition and measurement guidance in EITF No. 03-01 should be applied to other-than-temporary impairments evaluations in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for fiscal years ending after June 15, 2004 and are required only for annual periods. The Company does not believe that the adoption of this standard will have a material impact on its consolidated balance sheet or statement of operations.

     In March 2004, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-6, "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share." EITF Issue No. 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of Computing EPS once it is determined that a security is participating, including how to allocate undistributed Earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The Company is currently evaluating the provisions of EITF 03-6 to determine the impact, if any, on its computation of EPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information contained in this Quarterly Report on Form 10-Q is forward- looking in nature. All statements included in this Quarterly Report on Form 10- Q or made by management of Genus, Inc., other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management's estimates and projections as of the date hereof and include the assumptions that underlie such statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should", "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled "Risk Factors." Other risks and uncertainties are disclosed in the Company's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2003. These and many other factors could affect the Company's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.


OVERVIEW

     Since 1982, we have been supplying advanced manufacturing systems to the semiconductor industry worldwide. Major semiconductor manufacturers use our leading-edge thin film deposition equipment and process technology to produce integrated circuits, commonly called chips, that are incorporated into a variety of products including personal computers, communications, and equipment and consumer electronics. We pioneered the development of chemical vapor deposition
(CVD) tungsten silicide, which is used in certain critical steps in the manufacture of integrated circuits. In addition, today we are leading the commercialization of atomic layer deposition, also known as ALD technology and of our StrataGem family of products. This technology is designed to enable a wide spectrum of thin film applications such as aluminum oxide, hafnium oxide and other advanced dielectric insulating and conducting metal barrier materials for advanced integrated circuit manufacturing.

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

     Our global customer base consists of semiconductor and non-semiconductor manufacturers in the United States, Europe and Asia. Over the past few years we were dependent on one customer, Samsung, for a majority of our thin film product revenue. In first quarter ended March 31, 2004 and 2003, Samsung accounted for 70% and 67% of our revenues, respectively. Samsung accounted for 69%, 58% and 73% of our revenue in 2003, 2002 and 2001, respectively. There is no long-term agreement between Genus and Samsung. Over the past three years, we have gradually expanded our customer base and at March 31, 2004, we had twelve active customers.

     During the fiscal year 2003, Genus increased efforts to generate revenue from service activities by providing on-site services and support for fees based on the time spent by our engineers. Currently, revenues from such services are not material, but the Company hopes to expand service revenues in the future.

    International revenue accounted for 86% and 98% for three months ended March 31, 2004 and 2003, respectively. International revenue accounted for 77% of revenue in 2003, 72% of revenue in 2002 and 93% of revenue in 2001. We anticipate that international sales, and, in particular, sales from South Korea, will continue to account for a significant portion of our total revenue.

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

     Business activity in the semiconductor and semiconductor manufacturing equipment industries has been cyclical; for this and other reasons, Genus' results of operations for the three months ended March 31, 2004, may not necessarily be indicative of future operating results.

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

Equipment selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company has established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multiple-element arrangements prior to completion of installation services. Accordingly, under SAB 104, if Genus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with undelivered elements such as installation and on-site support related tasks is recognized for installation when the installation is completed and the customer accepts the product and for on-site support as the support service is provided. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, revenue is recognized when installation is complete and the customer accepts the product. Revenues can fluctuate significantly as a result of the timing of customer acceptances. At March 31, 2004 and December 31, 2003, the Company had deferred revenue of $207,000 and $331,000 respectively.

Revenues from sale of spare parts are generally recognized upon shipment. Revenues from engineering services are recognized as the services are completed over the duration of the contract.

Accrual for warranty expenses

The Company generally provides one-year labor and two-year material warranty on its products. Warranty expenses are generally accrued at the time that revenue is recognized from the sale of products. At present, based upon historical experience, the Company accrues material warranty equal to 2% of shipment value for its 200mm products and 2%- 5% for its 300mm products, and labor warranty equal to $20,000 per system for both its 200mm and 300mm products. At the end of every quarter, the Company reviews its actual spending on warranty and reassesses if its accrual is adequate to cover warranty expenses on the systems in the field which are still under warranty. Differences between the required accrual and recorded accrual are charged or credited to warranty expenses for the period. At March 31, 2004 and December 31, 2003, the Company had accrued $1,191,000 and $1,451,000, respectively, for material and labor warranty obligations. Actual results could differ from estimates. In the unlikely event that a problem is identified that would result in the need to replace components on a large scale, we would experience significantly higher expenses and our results of operations and financial condition could be materially and adversely effected.

Valuation of Inventories

Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We write down inventories to net realizable value based on forecasted demand and market conditions. Raw material and purchased parts include spare parts inventory for systems and was $5.5 million and $4.6 million at March 31, 2004 and December 31, 2003, respectively. The forecasted demand for spare parts takes into account the Company's obligations to support systems for periods that are as long as five years.

Actual demand and market conditions may be different from those projected by the Company. This could have a material effect on operating results and financial position. At March 31, 2004 and 2003, the Company increased its cumulative inventory write-down by $144,000 and $100,000, respectively.

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

RESULTS  OF  OPERATIONS

     NET SALES. Net sales for three months ended March 31, 2004 were $12.2 million compared to net sales of $17.7 million for the same quarter 2003. First quarter of 2004 revenues consisted of two 300 mm CVD systems, one 200 mm ALD system, and one 200 mm ALD module. First quarter of 2003 revenues consisted of two 300 mm ALD systems, three 200 mm ALD systems and one 200 mm CVD system were recognized as revenue in the first quarter of 2003.

     COST OF GOODS SOLD. Cost of goods sold for the three months ended March 31, 2004 was $8.6 million, compared to $11.6 million for the same period in 2003. Gross profit as a percentage of revenues was 30 percent in the first quarter of 2004 compared to 35 percent in the same period of 2003. The lower gross profit percentages in the first quarter of 2004 was primarily due to lower production volumes which resulted in lower absorption of fixed costs during the first quarter of 2004, compared with the same period in 2003.

     RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses for the quarter ended March 31, 2004 was $2.0 million, compared with $2.1 million for the same period in 2003. As a percentage of net sales, research and development expenses were 16% and 12% in the first quarter of 2004, and 2003, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses were $3.0 million in the first quarter of 2004 compared to $3.2 million in the first quarter of 2003. As a percent of net sales, selling, general and administrative expenses were 25%, and 18 % in the first quarter of 2004 and 2003, respectively. The decrease in selling, general and administrative expenses in the first quarter of 2004 when compared to the first quarter of 2003 was mainly due to a decrease in legal fees of $621,000 primarily related to settlement of the "ASMI" lawsuit and a decrease in sales commission of $40,000 due to lower sales partially offset by an increase in salaries expense of $200,000, bonus expenses of $200,000 and severance expense of $85,000.

     OTHER INCOME (EXPENSE), NET. Other expenses for the first quarter of 2004 were $304,000 compared to $423,000 in first quarter of 2003. The decrease in other expenses in the first quarter of 2004 compared to the first quarter of 2003 was primarily related to an increase in interest income of $58,000, increase in other income of $52,000 and lower interest expenses on short-term borrowings. At March 31, 2004, there was $183,000 in short term debt outstanding compared with $10.3 million at March 31, 2003.

     PROVISION FOR INCOME TAXES. We recorded a tax provision of $18,000 and $0 during the first quarter of 2004 and 2003 respectively. The tax provision relates to our South Korean subsidiary. We did not record any provision for income taxes in the United States and Japan, as we incurred losses in these entities. We provide a full valuation allowance against any tax benefit associated with these losses as there is sufficient uncertainty as to the ultimate realization of the assets.

LIQUIDITY  AND  CAPITAL  RESOURCES

     On March 31, 2004, our cash and cash equivalents were $28.3 million, a decrease of $13.3 million over cash and cash equivalents of $41.6 million held on December 31, 2003 and was primarily due to $8.3 million of cash invested in short term investments and $6.5 million related to repayment of short term debt. Cash generated by operating activities totaled $1.8 million for the three months ended March 31, 2004, and consisted primarily of a decrease in customer accounts receivables of $3.7 million due to collection from customers and lower billings during the first quarter of 2004, depreciation and amortization expenses of $855,000, provision for excess and obsolete inventory of $144,000, provision for doubtful accounts of $160,000, amortization of deferred finance costs of $236,000, and increase in customer advances and deferred revenue of $479,000, partially offset by net loss of $1.7 million, an increase of inventories of $545,000, for building future shipments, decrease in accounts payable of $900,000 and decrease in accrued expenses of $555,000.

     On March 31, 2003, our cash and cash equivalents were $12.5 million, an increase of $1.0 million over cash and cash equivalents of $11.5 million held as of December 31, 2002. Cash used by operating activities totaled $1.4 million for the three months ended March 31, 2003, and consisted primarily of net increase in customer accounts receivables Of $6.5 million due too an increase in sales and increase of inventories $1.7 million, partially offset by depreciation and amortization expenses of $1.0 million and increase in deferred revenue and customer deposits of $5.4 million because of an increase in shipments.

     Financing activities used cash of $6.3 million for the three months ended March 31, 2004 and primarily consists of repayment of the short-term bank borrowings of $6.5 million.

     Financing activities provided cash of $2.6 million for the three months ended March 31, 2003 and primarily consists of net proceeds from short-term bank borrowings.

     Investing activities used $8.8 million of cash during the three months ended March 31, 2004. We made capital expenditures of $560,000 for the three months ended March 31, 2004. These expenditures were primarily related to the purchase of property, plant and equipment. We also purchased short term investments of $8.3 million during the three months ended March 31, 2004.

     We made capital expenditures of $207,000 for the three months ended March 31, 2003. These expenditures were primarily related to purchase of property, plant and equipment.

     Our primary source of funds at March 31, 2004 consisted of $28.3 million in cash and cash equivalents, $8.3 million in short-term investments, $5.8 million of accounts receivable and a credit line of up to $15 million, available based on eligible receivables and inventory, with Silicon Valley Bank, ($6.1 million was available at March 31, 2004), of which $0 was outstanding at March 31, 2004.








A summary of our contractual obligations as of March 31, 2004 is as follows (amounts in thousands):

                                         Less than               After 5
                     Total     1 year    1-3 years   4-5 years   years
                    -------  ----------  ----------  ----------  -------
Citicapital             183         183           0           0        0
Convertible Notes*    6,975           0       6,975           0        0
Operating Leases     16,330       1,661       3,525       3,729    7,415
                    -------  ----------  ----------  ----------  -------
                    $23,488  $    1,844  $   10,500  $    3,729  $ 7,415
                    =======  ==========  ==========  ==========  =======

     *In the event of a change of control in the Company, the note holder may elect to receive repayment of the notes at a premium of 10%

     At March 31, 2004, the Company had approximately $7.5 million in open purchase order obligations.


     As of March 31, 2004, our cash, and cash equivalents and short-term investments, net of short-term debt, was $36.4 million. We believe that our existing working capital, credit lines and cash from operations will be sufficient to satisfy our cash needs for the next 12 months. Accordingly, these financial statements have been prepared on a going concern basis.

     The Company has an accumulated deficit of $113 million as of March 31, 2004 and a net loss of $1.7 million during the three months ended March 31, 2004.
The Company is in the process of executing its business strategy and has plans to eventually achieve profitable operations on an ongoing basis. Management believes that existing cash, cash generated by operations, and available financing will be sufficient to meet projected working capital, capital expenditure and other cash requirements for the next twelve months. Management cannot provide assurances that its cash, cash equivalents, and short term investments and its future cash flows from operations alone will be sufficient to meet operating requirements and allow the Company to service debt and repay any underlying indebtedness at maturity. If the Company does not achieve anticipated cash flows, we may not be able to meet planned product release schedules and forecast sales objectives. In such event the Company will require additional financing to fund on-going and planned operations and may need to implement expense reduction measures. In the event the Company needs additional financing, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company. Any additional equity financing may be dilutive to shareholders, and any additional debt financing, if available, may involve restrictive covenants.




RELATED  PARTY  TRANSACTIONS

     Mario M. Rosati, a Director of the Company is also a member of Wilson Sonsini Goodrich & Rosati, a professional corporation and general counsel of the Company. During the first quarters of 2004 and 2003, the Company paid $67,000 and $138,000, respectively, to Wilson Sonsini Goodrich & Rosati. At March 31, 2004, the Company owed approximately $32,000 to Wilson Sonsini Goodrich & Rosati.



RECENT  ACCOUNTING  PRONOUNCEMENTS

     In March 2004, the emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. The recognition and measurement guidance in EITF No. 03-01 should be applied to other-than-temporary impairments evaluations in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for fiscal years ending after June 15, 2004 and are required only for annual periods. The Company does not believe that the adoption of this standard will have a material impact on its consolidated balance sheet or statement of operations.

     In March 2004, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-6, "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share." EITF Issue No. 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of Computing EPS once it is determined that a security is participating, including how to allocate undistributed Earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The Company is currently evaluating the provisions of EITF 03-6 to determine the impact, if any, on its computation of EPS.


RISK FACTORS

     You should carefully consider the following risks before making an investment decision in our common stock. The risks described below are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial may also impair our business operations. Our business, operating results or financial condition could be harmed by, and the trading price of our common stock could decline due to any of those risks and you may lose all or part of your investment. You should also refer to the other information and our financial statements included in this Quarterly Report on Form 10-Q and the related information incorporated by reference into this Quarterly Report on Form 10-Q.

WE HAVE EXPERIENCED LOSSES OVER THE LAST FEW YEARS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

     We have experienced losses of $1.7 million during the three months ended March 31, 2004 and $3.5 million, $11.6 million and $6.7 million for twelve month periods ended December 31, 2003, 2002 and 2001, respectively.

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

SUBSTANTIALLY ALL OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE COMPANIES

     In the quarter ended March 31, 2004, Samsung Electronics Company, Ltd., Fujitsu and HGST (formerly IBM) accounted for 70%, 15%, and 8%, of revenues, respectively. In the quarter ended March 31, 2003, Samsung Electronics Company, Ltd.,Seagate Technologies, Inc., Selete and ZMC Technology Pte Ltd. accounted for 67%, 19%, 8%, and 3% of revenues, respectively.


     In 2003, Samsung Electronics Company, Ltd, Infineon, Seagate Technologies, Inc., IBM, and Western Digital (which acquired Read-Rite Corporation) accounted for 69%, 8%, 7%, 7%, and 4% of revenues, respectively. In 2002, Samsung Electronics Company, Ltd., Seagate Technologies, Inc., IBM, and Asuka Project accounted for 58%, 24%, 7%, and 6% of revenues, respectively.

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



WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES

     Export sales accounted for approximately 86% of our total net sales for the three months ended March 31, 2004 versus 98% for the three months ended March 31, 2003. Net sales to our South Korean-based customers accounted for approximately 70% of total net sales for the three months ended March 31, 2004 versus 66% of total net sales for the three months ended March 31, 2003.

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

     Under the terms of a Settlement with ASM International, N.V. ("ASMI"), ASMI has the right to pursue an appeal of the District Court's judgments of non-infringement regarding the ALD patents. If the Federal Circuit vacates the existing judgments in favor of Genus Inc. related to the ALD patents based on a change in the District Court's claim construction, Genus will be required to pay ASMI $1 million for the royalty-free licenses to the ALD patents it has been granted under the settlement agreement.

     ASM filed a notice of appeal with the Federal Circuit on January 14, 2004. ASM served its appeal brief on April 27, 2004. Genus' appeal brief is due on June 7, 2004.

     The Company believes that the appeal is without merit and intends to defend the action vigorously.

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



WE DEPEND UPON SIX INDEPENDENT SALES REPRESENTATIVES FOR THE SALE OF OUR PRODUCTS AND ANY DISRUPTION IN THESE RELATIONSHIPS WOULD ADVERSELY AFFECT US

     We currently sell and support our thin film products through direct sales and customer support organizations in the United States, Europe, South Korea and Japan and through six independent sales representatives and distributors in the United States, Taiwan, Singapore and Malaysia. We do not have any long-term contracts with our sales representatives and distributors. Any disruption or termination of our existing distributor relationships could negatively impact sales and revenue.

WE ESTABLISHED A DIRECT SALES ORGANIZATION IN JAPAN AND WE MAY NOT SUCCEED IN EFFECTIVELY PENETRATING THE JAPANESE MARKETPLACE

     In 2000, we invested significant resources in Japan by establishing a direct sales organization, Genus-Japan, Inc. To date, we have had limited success in penetrating the Japanese semiconductor industry. Although we continue to invest significant resources in our Japan office, we may not be able to attract new customers in the Japanese semiconductor industry, and as a result, we may fail to yield a profit or return on our investment in our office in Japan.

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




CHANGES IN ACCOUNTING RULES


     We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission (the "SEC") and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, changes to FASB guidelines relating to accounting for stock-based compensation will likely increase our compensation expense, could make our net income less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business.



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




WE ARE OBLIGATED TO ISSUE SHARES OF OUR STOCK UNDER OUTSTANDING OPTIONS AND WARRANTS AND SUCH ISSUANCE WILL DILUTE YOUR PERCENTAGE OWNERSHIP IN GENUS

     As of March 31, 2004, we had approximately of 3,912,868 shares of common stock underlying warrants and outstanding employee stock options. Of the stock options, 1,713,320 shares were exercisable as of March 31, 2004. There were 156,775 warrants outstanding as of March 31, 2004. All of the shares underlying the warrants are currently exercisable. Some warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

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





ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

     We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could seriously harm our financial results. All of our international sales, except spare parts and service sales made by our subsidiary in South Korea, are currently denominated in U.S. dollars. The spare parts and service sales of $2.1 million during the first quarter of 2004 was generated by the South Korean subsidiary and are denominated in Korean Won. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products. Reduced demand for our products could materially adversely affect our business, results of operations and financial condition.

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

ITEM  4.  CONTROLS  AND  PROCEDURES
-----------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected or is reasonably likely to affect, our internal control over financial reporting.


Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all potential frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Genus have been detected




PART  II.  OTHER  INFORMATION

Item  1.  Legal Proceedings.

Refer to the Section entitled "Contingencies" in Item 1, Part I of this Quarterly Report on Form 10-Q for the information required by this Item. Such information is incorporated by reference into this Item 1 of Part II of this report.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits


Exhibit

No.      Description
-------  -----------
    3.1  Second Amended and Restated Articles of Incorporation of Registrant as filed
         June 25, 2003
    3.2  By-laws of Registrant, as amended (1)
    4.1  Registration Rights Agreement, dated January 17, 2002, as amended, amongst the Registrant and the Investors (2)
    4.2  Securities Purchase Agreement dated July 31, 2002 among the Company and the Purchasers signatory thereto. (3)
    4.3  Resale Registration Rights Agreement dated August 14, 2002 among the Company and the Purchasers signatory thereto. (3)
    4.4  7% Convertible Subordinated Note Due 2005 dated August 14, 2002. (3)
    4.5  Stock  Purchase  and  Registration  Agreement  dated  November 7, 2003 (4)
   31.1  Certification of Chief Executive Officer pursuant to Exchange Act Rule
         13a-14(a)
   31.2  Certification of Chief Financial Officer pursuant to Exchange Act Rule
         13a-14(a)
   32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002
   32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
         1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002
-------------

(1) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(2) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated January 25, 2002.
(3) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated August 20, 2002.
(4) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement of Form S-3 filed November 26, 2003.





(b)  Report  on  Form  8-K

     The Company furnished, but did not file, one Current Report on Form 8-K during the three months ended March 31, 2004. The report dated February 12, 2004 contained the Company's press release announcing its earnings for the fiscal quarter and fiscal year ended December 31, 2003.

GENUS,  INC.
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 10, 2004
       GENUS, INC.


/s/  William W.R. Elder
-------------------------
William W.R. Elder, President,
Chief Executive Officer and Chairman



/s/  Shum Mukherjee
--------------------
Shum Mukherjee
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)