Form 10-Q
period 2004-06-30
GENUS INC
filed 2004-08-09
CIK 837913

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

Indicate by check mark whether the registrant is an accelerated filer(as defined
in  Rule  12b-2  of  the  Exchange  Act).  Yes  X   No
                                               ---

As of August 2, 2004, the issuer had 39,759,475 shares of common stock outstanding.

--------------------------------------------------------------------------------
================================================================================

                                   GENUS, INC.
                                    FORM 10-Q
                                      INDEX


PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Condensed Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2004 and June 30,
     2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

     Condensed Consolidated Balance Sheets (unaudited) as of June 30,
     2004 and December 31, 2003. . . . . . . . . . . . . . . . . . . . . . . . 4

     Condensed Consolidated Statements of Cash Flows(unaudited) for the six months ended June 30, 2004 and June 30, 2003. . . . . . . . . . . 5

     Notes to Condensed Consolidated Financial Statements (unaudited). . . . . 6

Item 2.  Management's  Discussion  and  Analysis
         of  Financial  Condition  and  Results  of  Operations. . . . . . . .21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . .42

Item 4.  Disclosure Controls  and  Procedures. . . . . . . . . . . . . . . . .42



PART II.  OTHER  INFORMATION

Item 1:  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .43

Item 4:  Submission  of Matters to a Vote of Security Holders. . . . . . . . .43

Item 6:  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . . .44

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .46

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   GENUS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                  2004       2003      2004      2003
                                                --------  --------  ----------  --------
Net sales. . . . . . . . . . . . . . . . . . .  $ 8,757   $14,739   $  20,964   $32,434
Costs and expenses:
      Cost of goods sold . . . . . . . . . . .    5,406    10,813      13,956    22,390
      Research and development . . . . . . . .    1,678     1,981       3,672     4,094
      Selling, general and administrative. . .    3,133     2,868       6,151     6,042
      Expenses related to proposed merger. . .      821         0         821         0
                                                --------  --------  ----------  --------
Loss from operations . . . . . . . . . . . . .   (2,281)     (923)     (3,636)      (92)

Interest expense . . . . . . . . . . . . . . .     (415)     (477)       (848)     (907)
Other income, net  . . . . . . . . . . . . . .        4        42         133        49
                                                --------  --------  ----------  --------
Loss before income taxes . . . . . . . . . . .   (2,692)   (1,358)     (4,351)     (950)

Provision for income taxes . . . . . . . . . .      181         0         199         0
                                                --------  --------  ----------  --------
Net loss . . . . . . . . . . . . . . . . . . .  $(2,873)  $(1,358)  $  (4,550)  $  (950)
                                                ========  ========  ==========  ========

Net loss per share:
      Basic. . . . . . . . . . . . . . . . . .  $ (0.07)  $ (0.05)  $   (0.11)  $ (0.03)
      Diluted. . . . . . . . . . . . . . . . .  $ (0.07)  $ (0.05)  $   (0.11)  $ (0.03)

Shares used in per share calculation - basic .   39,664    29,313      39,628    29,114
                                                ========  ========  ==========  ========
Shares used in per share calculation - diluted   39,664    29,313      39,628    29,114
                                                ========  ========  ==========  ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                GENUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                        (IN THOUSANDS)


                                                                    JUNE 30,    DECEMBER 31,
                                                                      2004          2003
                                                                   ----------  --------------
ASSETS
Current Assets:
      Cash and cash equivalents . . . . . . . . . . . . . . . . .  $  23,585   $      41,608
      Short term investments. . . . . . . . . . . . . . . . . . .     12,249               -
      Accounts receivable, net. . . . . . . . . . . . . . . . . .      6,672           9,606
      Inventories . . . . . . . . . . . . . . . . . . . . . . . .     12,469           9,783
      Other current assets. . . . . . . . . . . . . . . . . . . .        808             854
                                                                   ----------  --------------
            Total current assets. . . . . . . . . . . . . . . . .     55,783          61,851
Equipment, furniture and fixtures, net. . . . . . . . . . . . . .     10,693           8,748
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,041           1,169
                                                                   ----------  --------------
            Total assets. . . . . . . . . . . . . . . . . . . . .  $  67,517   $      71,768
                                                                   ==========  ==============


LIABILITIES
Current Liabilities:
      Short-term bank borrowings. . . . . . . . . . . . . . . . .  $       -   $       6,500
      Accounts payable. . . . . . . . . . . . . . . . . . . . . .      5,257           4,956
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . .      4,512           4,130
      Deferred revenue. . . . . . . . . . . . . . . . . . . . . .      2,208             331
      Customer advances . . . . . . . . . . . . . . . . . . . . .      3,820             372
      Notes Payable . . . . . . . . . . . . . . . . . . . . . . .        116             249
                                                                   ----------  --------------
             Total current liabilities. . . . . . . . . . . . . .     15,913          16,538

7% Convertible notes. . . . . . . . . . . . . . . . . . . . . . .      6,139           5,806
                                                                   ----------  --------------
            Total liabilities . . . . . . . . . . . . . . . . . .     22,052          22,344
                                                                   ----------  --------------


SHAREHOLDERS' EQUITY
Common stock, no par value:
      Authorized 100,000 shares;
            Issued and outstanding 39,759 shares at June 30, 2004
            and 39,554 at December 31, 2003 . . . . . . . . . . .    163,408         163,061
      Accumulated deficit . . . . . . . . . . . . . . . . . . . .   (115,878)       (111,328)
      Note receivable from shareholder. . . . . . . . . . . . . .          -            (187)
      Accumulated other comprehensive loss. . . . . . . . . . . .     (2,065)         (2,122)
                                                                   ----------  --------------
            Total shareholders' equity. . . . . . . . . . . . . .     45,465          49,424
                                                                   ----------  --------------
            Total liabilities and shareholders' equity             $  67,517   $      71,768
                                                                   ==========  ==============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                             2004       2003
                                                                           ---------  ---------
Cash flows from operating activities:
      Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (4,550)  $   (950)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization . . . . . . . . . . . . . . . .     1,719      1,617
            Write-down for excess and obsolete inventories. . . . . . . .       670        167
            Provision for doubtful accounts . . . . . . . . . . . . . . .        72         83
            Amortization of deferred finance costs. . . . . . . . . . . .       477        484
            Fixed assets written-off. . . . . . . . . . . . . . . . . . .         -        140
            Changes in assets and liabilities:
                  Accounts receivable . . . . . . . . . . . . . . . . . .     2,862       (395)
                  Inventories . . . . . . . . . . . . . . . . . . . . . .    (1,991)       402
                  Other assets. . . . . . . . . . . . . . . . . . . . . .        38       (217)
                  Accounts payable. . . . . . . . . . . . . . . . . . . .       301     (2,461)
                  Accrued expenses. . . . . . . . . . . . . . . . . . . .       382       (861)
                  Deferred revenue. . . . . . . . . . . . . . . . . . . .     1,877      2,528
                  Customer advances . . . . . . . . . . . . . . . . . . .     2,254         31
                                                                           ---------  ---------
                  Net cash provided by operating activities . . . . . . .     4,111        568
                                                                           ---------  ---------

Cash flows from investing activities:

      Acquisition of equipment, furniture and fixtures. . . . . . . . . .    (3,691)    (1,914)
      Acquisition of intangible assets. . . . . . . . . . . . . . . . . .      (152)      (370)
      Acquisition of short term investments . . . . . . . . . . . . . . .   (12,203)         -
                                                                           ---------  ---------
                  Net cash used in investing activities . . . . . . . . .   (16,046)    (2,284)
                                                                           ---------  ---------
Cash flows from financing activities:
      Proceeds from issuance of common stock. . . . . . . . . . . . . . .       347      1,270
      Proceeds from short-term bank borrowings. . . . . . . . . . . . . .     6,500     22,887
      Payments for short-term bank borrowings . . . . . . . . . . . . . .   (13,000)   (22,927)
      Payments of long term debts . . . . . . . . . . . . . . . . . . . .      (133)         -
      Proceeds from shareholder note. . . . . . . . . . . . . . . . . . .       187       (139)
                                                                           ---------  ---------
                  Net cash (used) provided by financing activities. . . .    (6,099)     1,091
                                                                           ---------  ---------

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . .        11         23
                                                                           ---------  ---------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . .   (18,023)      (602)
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . .    41,608     11,546
                                                                           ---------  ---------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . .  $ 23,585   $ 10,944
                                                                           =========  =========
Supplemental cash flow information
      Cash paid during the period for:
      Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    361   $    380
      Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    282   $    158
      Non-cash investing and financing activities
      Transfer of inventory to fixed assets . . . . . . . . . . . . . . .  $      -   $    143
      Transfer of fixed assets to inventory . . . . . . . . . . . . . . .  $    171   $      -
      Transfer of prepaids to fixed assets. . . . . . . . . . . . . . . .  $      -   $    600
      Conversion of convertible note to common stock. . . . . . . . . . .  $      -   $    150

      The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. These financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year.

LIQUIDITY

The Company has an accumulated deficit of $115.9 million as of June 30, 2004 and a net loss of $4.6 million during the six months ended June 30, 2004. The Company is in the process of executing its business strategy and has plans to eventually achieve profitable operations on an ongoing basis. Management believes that existing cash, cash generated by operations, and available financing will be sufficient to meet projected working capital, capital expenditure and other cash requirements for the next twelve months. Management cannot provide assurances that its cash, cash equivalents, and short term investments and its future cash flows from operations alone will be sufficient to meet operating requirements and allow the Company to service debt and repay any underlying indebtedness at maturity. If the Company does not achieve anticipated cash flows, we may not be able to meet planned product release schedules and forecast sales objectives. In such event the Company will require additional financing to fund on-going and planned operations and may need to implement expense reduction measures. In the event the Company needs additional financing, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company. Any additional equity financing may be dilutive to shareholders, and any additional debt financing, if available, may involve restrictive covenants.

Certain reclassifications have been made to the prior period's financial statements to conform to current period's presentation. Such reclassifications had no effect on the previously reported (loss) income from operations or accumulated deficit.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss available to common shareholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

A reconciliation of the numerator and denominator of basic and diluted net loss per share is as follows (in thousands, except per share data):

                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                   JUNE 30,             JUNE 30,
                                                2004      2003      2004      2003
                                              --------  --------  --------  --------
Basic:
Net loss . . . . . . . . . . . . . . . . . .  $(2,873)  $(1,358)  $(4,550)  $  (950)
                                              ========  ========  ========  ========
  Weighted average common shares outstanding   39,664    29,313    39,628    29,114
                                              ========  ========  ========  ========
  Basic net loss per share . . . . . . . . .  $ (0.07)  $(0.05 )  $ (0.11)  $ (0.03)
                                              ========  ========  ========  ========

Diluted:
  Net loss . . . . . . . . . . . . . . . . .  $(2,873)  $(1,358)  $(4,550)  $  (950)
                                              ========  ========  ========  ========
  Weighted average common shares outstanding   39,664    29,313    39,628    29,114
                                              ========  ========  ========  ========
  Diluted net loss per share . . . . . . . .  $ (0.07)  $ (0.05)  $ (0.11)  $ (0.03)
                                              ========  ========  ========  ========

Stock options, warrants and convertible debt to purchase approximately 8,824,137 and 8,746,000 shares of common stock were outstanding as of March 31, 2004 and June 30, 2004 respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

Stock options, warrants and convertible debt to purchase approximately 10,933,000 shares of common stock were outstanding as of June 30, 2003, but were not included in the computation of diluted net earnings per share because of the anti-dilutive effects.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


Stock Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." Generally, the Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized in the Company's statements of operations. Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and is as follows for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share data):

                                                                    THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                         JUNE 30,            JUNE 30,
                                                                      2004      2003      2004      2003
                                                                    --------  --------  --------  --------
Net loss, as reported                                               $(2,873)  $(1,358)  $(4,550)  $  (950)
Add: Stock -based employee compensation recorded                          0         0         0         0
Deduct: Total stock-based employee compensation
        expense, net determined using a fair value based method
        for all awards, net of related tax effects                     (464)     (411)   (1,084)   (1,114)
                                                                    ========  ========  ========  ========

Pro forma net loss attributable to common
     shareholders                                                   $(3,337)  $(1,769)  $(5,634)  $(2,064)
                                                                    ========  ========  ========  ========

Earnings per share

  Basic - as reported                                               $ (0.07)  $ (0.05)  $ (0.11)  $ (0.03)
                                                                    ========  ========  ========  ========
  Basic - pro forma                                                 $ (0.08)  $ (0.06)  $ (0.14)  $ (0.07)
                                                                    ========  ========  ========  ========

  Diluted - as reported                                             $ (0.07)  $ (0.05)  $ (0.11)  $ (0.03)
                                                                    ========  ========  ========  ========

  Diluted - as pro forma                                            $ (0.08)  $ (0.06)  $ (0.14)  $ (0.07)
                                                                    ========  ========  ========  ========

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


     The above pro forma effects on net loss may not be representative of the effects on future results as options granted typically vest over several years and additional option grants are expected to be made in future years.

     The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and six months ended June 30, 2004, and 2003:

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  JUNE 30,               JUNE 30,
                                              2004        2003        2004       2003
                                           ----------  ----------  ----------  ---------

Weighted average risk free interest rates       3.14%       1.99%       2.92%      2.11%
Weighted average expected life             3.7 years   3.0 years   3.7 years   3.0years
Weighted average expected volatility              96%         96%         98%        99%
Expected dividend yield                            0%          0%          0%         0%

     The weighted average fair value of options granted in the three months ended June 30, 2004 and 2003 was $2.18 and $1.77, respectively. The weighted average fair value of options granted in the six months ended June 30, 2004 and 2003 was $2.72 and $1.78, respectively.

     The fair value of the employees' stock purchase rights under the 1989 Employee Stock Purchase Plan was estimated using the Black-Scholes option-pricing model with the following assumptions for the six months ended June 30, 2004 and 2003:

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                              2004        2003
                                           ----------  ----------
Weighted average risk free interest rates       0.98%       1.04%
Weighted average expected life             0.5 years   0.5 years
Weighted average expected volatility              74%         74%
Expected dividend yield                            0%          0%

     The weighted average fair value of those purchase rights granted in the six months ended June 30, 2004 and 2003 was $1.26 and $0.81, respectively.


REVENUE RECOGNITION.

The Company derives revenue from the sale and installation of semiconductor manufacturing systems and from engineering services and the sale of spare parts to support such systems.

Equipment selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company has obtained verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multiple-element arrangements prior to completion of installation services. Accordingly, under SAB 104, if Genus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with undelivered elements such as installation and on-site support related tasks is recognized for installation when the installation is completed and the customer accepts the product and for on-site support as the support service is provided. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, revenue is recognized only when installation is complete and the customer accepts the product. During the three months ended June 30, 2004, the Company recorded a sales return allowance of $2.1 million against revenue in anticipation of providing a post contract concession to allow a customer to return a 200 mm system for which revenue was initially recorded during the quarter ended December 31, 2003. Revenues can fluctuate significantly as a result of the timing of customer acceptances. At June 30, 2004 and December 31, 2003, the Company had deferred revenue of $2.2 million and $331,000, respectively.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


Revenues from sale of spare parts are generally recognized upon shipment. Revenues from engineering services are recognized as the services are completed over the duration of the contract.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investment securities with original maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designations as of each balance sheet date. To date, all short-term investments have been categorized as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated comprehensive income in stockholders' equity, net of any related tax effects. Interest, dividends and realized gains and losses are included in interest income in the condensed consolidated statements of operations.


SHORT-TERM BANK BORROWINGS

On December 20, 2001 and as amended on March 27, 2002, March 20, 2003, and June 29, 2004, the Company maintained line of credit facilities from Silicon Valley Bank for $15.0 million. The borrowable amounts under the credit facilities are based on eligible receivables and/or cash (or cash equivalents) on deposit with Silicon Valley Bank. The interest rate is prime plus 0.50% per annum (4.75% as of June 30, 2004) and the facility expires on June 28, 2005. The line of credit is collateralized by a first priority perfected security interest in the Company's assets and has a covenant requiring the Company to maintain a minimum tangible net worth (calculated as the excess of total assets over total liabilities adjusted to exclude intangible assets and balances receivable from officers or affiliates and to exclude debt subordinated to Silicon Valley Bank) of $30 million as of the end of each fiscal quarter. As of June 30, 2004, and December 31, 2003, there was $0 and $6.5 million outstanding respectively, under this credit facility.

On January 4, 2002, the Company received gross proceeds of $1.2 million under a secured loan, which is payable over 36 months, accrues interest of 8.75% per annum and is secured by two systems in the Company's demonstration lab. The balance outstanding under this agreement was $116,000 and $249,000 at June 30, 2004 and December 31, 2003, respectively.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


CONVERTIBLE NOTES AND WARRANTS

On August 15, 2002, the Company raised $7.0 million, net of issuance costs, by issuing $7.8 million unsecured 7% convertible notes and warrants to purchase 2,761,000 shares of common stock.

$7.5 million of the convertible notes were convertible into common stock at a price of $1.42 per share and a $300,000 convertible notes were convertible into common stock at a price of $1.25 per share. During 2002, convertible notes with a face value of $525,000 were converted into common stock at a price of $1.42 and convertible notes with a face value of $150,000 were converted at a price of $1.25 per share. During 2003, convertible notes with a face value of $150,000 were converted at a price of $1.25 per share. The remaining convertible notes with a face value of $6,975,000 are redeemable three years after issuance or may be converted into 4,912,000 shares of common stock at a price of $1.42 per share prior to the redemption date at the election of the investors. All convertible notes accrue interest at 7% per annum, payable semi-annually each February 15 and August 15, in cash or, at the election of the Company, in registered stock.


Warrants exercisable for 2,641,000 shares of common stock had an exercise price of $1.42 per share and warrants exercisable for 120,000 shares of common stock had an exercise price of $1.25 per share. In 2002, warrants for 300,000 shares were exercised for cash proceeds of approximately $400,000. The remaining warrants were exercised during 2003 for cash proceeds of approximately $3.5 million.

The net cash proceeds from the issuance of the convertible notes and warrants were recorded as follows (in thousands):

            Convertible note (face value $7.8 million)     $5,560
            7% Detachable warrants                          1,312
            Beneficial conversion feature                     928
                                                           -------
            Proceeds from convertible notes and warrants    7,800
            Other asset, issuance costs                      (814)
                                                           -------
            Net cash proceeds                              $6,986
                                                           =======
            The carrying value of the 7% convertible
            note (face value $7.8 million) is
            recorded as follows:

            Fair value of 7% convertible notes
            upon issuance                                  $5,560
            Accretion of discount                             579
                                                           -------
            Carrying value                                 $6,139
                                                           =======

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


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

The Company incurred issuance costs of approximately $868,000, representing cash obligations of $814,000 and warrants with a fair value of $54,000. The warrants to purchase 79,000 shares of common stock at $1.42 per share were subsequently net exercised for 38,631 shares of common stock. Issuance costs are included with other assets and are amortized as interest expense over the stated term of the convertible notes.

In the event of a change of control of the Company, the note holders may elect to receive repayment of the notes at a premium of 10% over the face value of the notes.

The Company recorded interest costs related to the convertible notes and warrants of $365,000 and $723,000 for the three and six month period ended June 30, 2004.

The Company recorded interest costs related to the convertible notes and warrants of $386,000 and $733,000 for the three and six month period ended June 30, 2003.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


INVENTORIES

Inventories comprise the following (in thousands):

                                           June 30,   December 31,
                                             2004         2003
                                           ---------  -------------
        Raw materials and purchased parts  $   4,718  $       4,602
        Work in process                        3,309          3,686
        Finished goods                           482            478
        Inventory at customers' locations      3,960          1,017
                                           ---------  -------------
                                           $  12,469  $       9,783
                                           =========  =============


Inventory at customers' locations represent the cost of systems shipped to customers for which we were awaiting customer acceptance including the system for which we recorded a return allowance.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


ACCRUED EXPENSES

Accrued expenses comprise the following (in thousands):

                                           June 30,   December 31,
                                                2004           2003
                                           ---------  -------------
System warranty . . . . . . . . . . . . .  $     927  $       1,451
Accrued compensation and related expenses        969            720
Federal, state and foreign income taxes .        201            511
Accrued rent. . . . . . . . . . . . . . .        468            362
Accrued professional fees . . . . . . . .        191            260
Accrued sales tax . . . . . . . . . . . .        304            270
Accrued interest. . . . . . . . . . . . .        184            184
Merger related expenses . . . . . . . . .        821              -
Other . . . . . . . . . . . . . . . . . .        447            372
                                           ---------  -------------
                                           $   4,512  $       4,130
                                           =========  =============

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

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


Changes in the warranty reserves during the three and six months ended June 30, 2004 and 2003 were as follows (in thousands):

                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                        2004     2003
                                                                      --------  -------

Balance, March 31                                                     $ 1,191   $1,290
Provisions                                                                248      611
Settlements made                                                         (512)    (337)
                                                                      --------  -------
Balance, June 30                                                      $   927   $1,564
                                                                      ========  =======

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                       2004     2003
                                                                      --------  -------
Balance, January 1                                                    $ 1,451   $  970
Provisions                                                                516    1,066
Settlements made                                                       (1,040)    (472)
                                                                      --------  -------
Balance, June 30                                                      $   927   $1,564
                                                                      ========  =======


COMMON STOCK AND WARRANTS

On May 17, 2001, the Company sold 2,541,785 shares of our common stock and warrants to purchase up to 1,461,525 additional shares of common stock for net proceeds of approximately $6.9 million. The warrants were issued with exercise prices ranging from $3.00 to $5.24 per share of common stock. The warrants had terms providing for an adjustment of the number of shares underlying the warrants in the event that the Company issued new shares at a price lower than the exercise price of the warrants. In January 2002, warrants exercisable for 1,270,891 shares of common stock were adjusted and thereafter exercisable for an aggregate 760,203 additional shares of common stock. As of June 30, 2004, with the exception of certain warrants exercisable for 118,449 shares of common stock, the warrants issued in May 2001 have been exercised in full.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


On January 25, 2002, the Company sold 3,871,330 shares of our common stock and warrants to purchase up to 580,696 additional shares of common stock for net proceeds of approximately $7.9 million. The warrants were issued at an exercise price of $3.23 per share of common stock. The warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that the Company issues new shares at a price lower than the exercise price of the warrants. In August 2002, the Company issued a convertible note with a face value of $7.8 million and warrants to purchase 2,760,669 shares of common stock with exercise prices ranging from $1.25 to $1.42 to the note holders. In connection with the issuance of convertible notes in August 2002, the Company adjusted the outstanding January 2002 warrants to be exercisable for an additional 86,979 shares of common stock. Additionally the exercise price of the January 2002 warrants was adjusted to $2.48. As of June 30, 2004, the warrants issued in January 2002, as amended in August 2002, have been exercised in full.

In August 2002, the Company completed a $7.8 million financing in a private placement of subordinated notes convertible into common stock and warrants convertible into or exercisable for common stock. Refer to the Convertible Notes and Warrants footnote for further information.

RELATED PARTY TRANSACTIONS

Mario M. Rosati, a Director of the Company, is also a member of Wilson Sonsini Goodrich & Rosati, a professional corporation and general counsel of the Company. During the six month ended June 30, 2004 and 2003, the Company paid $105,000 and $280,000, respectively, to Wilson Sonsini Goodrich & Rosati. At June 30 2004, the Company owed approximately $337,000 to Wilson Sonsini Goodrich & Rosati.


COMPREHENSIVE LOSS

The following are the components of comprehensive loss (in thousands):

                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JUNE 30,           JUNE 30,
                                      2004      2003       2004     2003
                                    --------  ---------  --------  ------
        Net loss                    $(2,873)  $ (1,358)  $(4,550)  $(950)
        Change in foreign currency
        translation adjustment. .      (108)       135        11      23
        Unrealized gain from
        short-term investments           46          -        46       -
                                    --------  ---------  --------  ------
        Comprehensive loss. . . .   $(2,935)  $ (1,223)  $(4,493)  $(927)
                                    ========  =========  ========  ======

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


CUSTOMER CONCENTRATION

Our global customer base consists of semiconductor and non-semiconductor manufacturers in the United States, Europe and Asia. Over the past few years we were dependent on one customer, Samsung, for a majority of our thin film product revenue. For the six months ended June 30, 2004 and 2003, Samsung accounted for 74% and 71% of our revenues, respectively. Samsung accounted for 69%, 58% and 73% of our revenue in 2003, 2002 and 2001, respectively. There is no long-term agreement between Genus and Samsung. Over the past three years, we have gradually expanded our customer base and at June 30, 2004, we had twelve active customers.

SUBSEQUENT EVENTS - Merger with Aixtron

- On July 2, 2004, we announced the execution of a definitive merger agreement with Aixtron Aktiengesellschaft or "Aixtron" (the "Merger Agreement"). Upon the closing of the transactions contemplated by the Merger Agreement, Genus will become a wholly-owned subsidiary of Aixtron and each share of Genus common stock will be converted into a right to receive 0.51 Aixtron American Depositary Shares. Each Aixtron American Depositary Share represents an ownership interest in one Aixtron ordinary share. The transaction is expected to close by the end of 2004 and is subject to customary closing conditions, including receipt of Genus and Aixtron shareholder approvals and U.S. regulatory clearance. Aixtron plans to file a registration statement on Form F-4 with the Securities and Exchange Commission, which will include a prospectus of Aixtron and a proxy statement of Genus relating to the proposed transaction. During the second quarter of 2004, we incurred $821,000 in expenses related to the merger.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


- Genus and its directors have been named as defendants in two putative shareholder class action complaints filed on July 12, 2004 and July 19, 2004 in the California Superior Court in Santa Clara County related to the Merger Agreement and the merger. The complaints allege that the defendants breached their fiduciary duties in connection with the Merger Agreement and seek to enjoin the completion of the merger. The defendants believe that the lawsuits are without merit and intend to contest them vigorously.

CONTINGENCIES

- Under the terms of a Settlement with ASM International, N.V. ("ASMI"), ASMI has the right to pursue an appeal of the District Court's judgments of non-infringement regarding the ALD patents. If the Federal Circuit vacates the existing judgments in favor of Genus Inc. related to the ALD patents based on a change in the District Court's claim construction, Genus will be required to pay ASMI $1 million for the royalty-free licenses to the ALD patents it has been granted under the settlement agreement.

ASMI filed a notice of appeal with the Federal Circuit on January 14, 2004. ASMI served its appeal brief on April 27, 2004. Genus' appeal brief was completed on July 12, 2004.

The Company believes that the appeal is without merit and intends to defend the action vigorously.

- In the event the transaction contemplated under the Merger Agreement is not completed, Genus will be required to pay significant costs incurred in connection with the Merger, including legal, accounting and a portion of the financial advisory fees. Moreover, under specified circumstances described in the Merger Agreement, Genus may be required to pay Aixtron a termination fee of $7 million in connection with the termination of the Merger Agreement.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


- The convertible note holders may elect to receive payment of the notes at a premium of 10% over the face value of the notes when the merger is consummated. The total payment due, if all note holders elect to receive payment, will be $7.6 million, $1.5 million in excess of the carrying value at June 30, 2004. The Company did not attribute any value to the conversion feature at June 30, 2004 based upon the estimated conversion value of $16.8 million for the notes on June 30, 2004 being significantly in excess of the cash value of $7.6 million available upon the change of control.


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

In March 2004, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-6, "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share." EITF Issue No. 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of Computing EPS once it is determined that a security is participating, including how to allocate undistributed Earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The Company does not believe the adoption of EITF 03-6 will have a material impact on its computation of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q made by management of Genus, Inc., other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management's estimates and projections as of the date hereof and include the assumptions that underlie such statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should", "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled "Risk Factors." Other risks and uncertainties are disclosed in the Company's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and its Quarterly Report of Form 10-Q for the fiscal quarter ended March 31, 2004. These and many other factors could affect the Company's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

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

Our global customer base consists of semiconductor and non-semiconductor manufacturers in the United States, Europe and Asia. Over the past few years we were dependent on one customer, Samsung, for a majority of our thin film product revenue. For the six months ended June30, 2004 and 2003, Samsung accounted for 74% and 71% of our revenues, respectively. Samsung accounted for 69%, 58% and 73% of our revenue in 2003, 2002 and 2001, respectively. There is no long-term agreement between Genus and Samsung. Over the past three years, we have gradually expanded our customer base and at June 30, 2004, we had twelve active customers.

During the fiscal year 2003, Genus increased efforts to generate revenue from service activities by providing on-site services and support for fees based on the time spent by our engineers. Currently, revenues from such services are not material, but the Company hopes to expand service revenues in the future.

International revenue accounted for 85% and 87% for six months ended June 30, 2004 and 2003, respectively. International revenue accounted for 77% of revenue in 2003, 72% of revenue in 2002 and 93% of revenue in 2001. We anticipate that international sales, and, in particular, sales from South Korea, will continue to account for a significant portion of our total revenue.

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

Business activity in the semiconductor and semiconductor manufacturing equipment industries has been cyclical; for this and other reasons, Genus' results of operations for the three and six months ended June 30, 2004, may not necessarily be indicative of future operating results.

In order to support our business strategy and maintain our competitiveness, we will be required to make significant investments in research and development. In addition, we will need to divert additional resources to administration to comply with our reporting requirement under the Sarbanes-Oxley Act of 2002. Based on our cost structure, we believe selling, general and administrative expenses will increase as sales volumes increases. We depend on increases in sales in order to attain profitability. If our sales do not increase, we may need to reduce our operating costs, which could impair our competitiveness and our future viability.

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

Equipment selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company has established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multiple-element arrangements prior to completion of installation services. Accordingly, under SAB 104, if Genus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with undelivered elements such as installation and on-site support related tasks is recognized for installation when the installation is completed and the customer accepts the product and for on-site support as the support service is provided. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, revenue is recognized only when installation is complete and the customer accepts the product. Revenues can fluctuate significantly as a result of the timing of customer acceptances. At June 30, 2004 and December 31, 2003, the Company had deferred revenue of $2.2 million and $331,000 respectively.

Revenues from sale of spare parts are generally recognized upon shipment. Revenues from engineering services are recognized as the services are completed over the duration of the contract.

Accrual for warranty expenses

The Company generally provides one-year labor and two-year material warranty on its products. Warranty expenses are generally accrued at the time that revenue is recognized from the sale of products. At present, based upon historical experience, the Company accrues material warranty equal to 2% of shipment value for its 200mm products and 2%- 5% for its 300mm products, and labor warranty equal to $20,000 per system for both its 200mm and 300mm products. At the end of every quarter, the Company reviews its actual spending on warranty and reassesses if its accrual is adequate to cover warranty expenses on the systems in the field which are still under warranty. Differences between the required accrual and recorded accrual are charged or credited to warranty expenses for the period. At June 30, 2004 and December 31, 2003, the Company had accrued $927,000 and $1,451,000, respectively, for material and labor warranty obligations. Actual results could differ from estimates. In the unlikely event that a problem is identified that would result in the need to replace components on a large scale, we would experience significantly higher expenses and our results of operations and financial condition could be materially and adversely effected.

Valuation of inventories

Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We write down inventories to net realizable value based on forecasted demand and market conditions. Raw material and purchased parts include spare parts inventory for systems and was $4.7 million and $4.6 million at June 30, 2004 and December 31, 2003, respectively. The forecasted demand for spare parts takes into account the Company's obligations to support systems for periods that are as long as five years.

Actual demand and market conditions may be different from those projected by the Company. This could have a material effect on operating results and financial position. During the three-month period ended June 30, 2004 and 2003, the Company recorded inventory charges of $526,000 and $67,000, respectively to reduce the carrying value to market value. During the six-month period ended, June 30, 2004 and 2003, the Company recorded inventory charges of $670,000 and $167,000, respectively to reduce the carrying value to market value.

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


RESULTS OF OPERATIONS
---------------------

     NET SALES. Net sales for the three and six months ended June 30, 2004 were $ 8.8 million and $21.0 million, which represented decreases of 41% and 35% when compared to net sales of $14.7 million and $32.4 million for the corresponding periods in 2003. The decrease was primarily attributable to delay of purchase decision made by our customers during the first half of 2004. In addition we reduced revenue in the three months ended June 30, 2004 by $2.1 million in anticipation of providing a post contact concession to allow a customer to return a 200 mm system for which revenue was initially recorded during the quarter ended December 31,2003. Two 300 mm CVD systems and one 200 mm ALD module were recognized as revenue during the second quarter of 2004 compared with two 300 mm CVD system and two 200 mm ALD system recognized in the second quarter of 2003. During the six months ended June 30, 2004, five systems and 2 modules were recognized as revenue as compared to nine systems in the first six months of 2003.

     Genus has maintained its booking guidance to the $60 million to $70 million range. Full year revenue guidance is still in the $55 million to $65 million range.

     COST OF GOODS SOLD. Cost of goods sold for the three and six months ended June 30, 2004 were $5.4 million and $14.0 million, compared to $10.8 million and $22.4 million for the same periods in 2003. Gross profit as a percentage of revenues was 38% for the second quarter of 2004 compared to 27% in the second quarter of 2003. Gross profit as a percentage of revenues was 33% for the six months ended June 30, 2004 compared to 31% for the corresponding period in 2003. The increase in gross margin during the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 was primarily due to a favorable product mix caused by a higher proportion of spares sales and services revenue which have higher margins than systems as well as reduction in certain manufacturing costs which was partially offset by $526,000 and $670,000, respectively, of inventory write-down during three and six months ended June 30, 2004. During the quarter ended June 30, 2004, we sold $180,000 of inventories that was previously written off.

     RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses for the quarter ended June 30, 2004 were $1.7 million, or 19% of net sales, compared with $2.0 million or 13% of net sales for the same period in 2003. For the six months ended June 30, 2004, expenses were $3.7 million or 18% of sales, compared to $4.1 million or 13% of net sales for the first half of 2003. The decrease in R&D expenses for the three and six months ended June 30, 2004 compared with three and six months ended June 30, 2003 was primarily due to lower expenses recoded for depreciation expenses and development materials in the three and six months ended June 30, 2004.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses were $3.1 million and $6.2 million for the three and six months ended June 30, 2004 compared to $2.9 million and $6.0 million in the corresponding periods in 2003. As a percent of net sales, selling, general and administrative expenses were 36% and 29% for the three and six months ended June 30, 2004 compared to 19% for the corresponding periods in 2003. The increase in selling, general and administrative expenses during three and six months ended June 30, 2004 as compared to the corresponding periods in 2003 was primarily attributable to costs incurred related to Sarbanes Oxley section 404 readiness.

     PROPOSED MERGER RELATED EXPENSE. In the second quarter of 2004, we incurred legal and other professional expenses of $821,000 related to the proposed merger with Aixtron.

     INTEREST EXPENSE. Interest expenses for the three and six months ended June 30, 2004 was $415,000 and $848,000, respectively, compared to interest expense of $477,000 and $907,000 for the corresponding periods in 2003. The decrease in interest expenses during the three and six months ended June 30, 2004, compared with the corresponding period in 2003 was primarily due to a decrease in interest expenses related to short term bank borrowing from Silicon Valley Bank.

     OTHER INCOME, NET. Other income, net for the three and six months ended June 30, 2004 were $4,000 and $133,000 respectively compared to other income, net of $42,000 and $49,000 for the corresponding periods in 2003. The increase in other income during the six month period ended June 30, 2004 as compared to the corresponding period in 2003 was primarily attributable to higher interest earned on short term investment.

     PROVISION FOR INCOME TAXES. We record tax provisions of $181,000 and $199,000 for the three and six months ended June 30, 2004 respectively. The tax provision is related to taxable income of our South Korean subsidiary. We did not record any provision for income taxes in Japan, as we expect to incur loss for this entity for the year ending December 31, 2004. We did not record any provision for income taxes in the United States as we incurred losses in this entity and we provided for a full valuation allowance against the tax benefit associated with these losses given sufficient uncertainty as to realization of any deferred tax assets.. We did not record any income tax expense for our South Korean subsidiary for the three and six months ended June 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2004, our cash and cash equivalents were $23.6 million, a decrease of $18 million over cash and cash equivalents of $41.6 million held on December 31, 2003 and was primarily due to $12.2 million of cash invested in short term investments during the six months ended June 30, 2004, and $6.5 million related to net repayment of short term debt.

Cash generated by operating activities totaled $4.1 million for the six months ended June 30, 2004, and consisted primarily of a decrease in customer accounts receivables of $2.9 million, primarily due to lower sales, depreciation and amortization expenses of $1.7 million, increased provision for excess and obsolete inventory of $670,000, related to inventory charges recorded during the six-month period ended June 30,2004 to reduce the carrying value to market value, increase in provision for doubtful accounts of $72,000, amortization of deferred finance costs of $477,000, increase in customer advances of $2.3 million, deferred revenue of $1.9 million, increase in accounts payable of $301,000 and increase in accrued expenses of $382,000 partially offset by net loss of $4.6 million, an increase of inventories of $2.0 million, for building future shipments.

On June 30, 2003, our cash and cash equivalents were $10.9 million, a $600,000 decrease over cash and cash equivalents of $11.5 million held as of December 31, 2002. The reduction in cash and cash equivalent at June 30, 2003 as compared with cash and cash equivalents balance at December 31, 2002 primarily resulted from investment activities of $1.9 million, partially offset by cash provided by financing activities of $1.1 million and cash provided by operations of $568,000.

Cash generated by operating activities totaled $568,000 for the six months ended June 30, 2003, and consisted primarily of net loss of $950,000, depreciation of $1.6 million, increase in deferred revenues of $2.5 million, partially offset by decreases in accounts payable of $2.5 million.

Investing activities used $16.0 million of cash during the six months ended June 30, 2004 and was primarily due to $12.2 million of cash invested in short term investments. We made capital expenditures of $3.7 million for the six months ended June 30, 2004. These expenditures were primarily related to purchase of property, plant and equipment for our demo lab tools.

Financing activities used cash of $6.1 million for the six months ended June 30, 2004 and primarily consists of payment of the short-term borrowings for a net of $6.5 million and payment of long term debt of $133,000 partially offset by proceeds of $347,000 from stock option exercises and the issuance of the shares under the Genus Employee Stock Purchase Plan and proceeds from shareholder note of $187,000.

Our primary source of funds at June 30, 2004 consisted of $23.6 million in cash and cash equivalents, $12.2 million in short term investment and $6.7 million of accounts receivable, and our credit line of up to $15 million with Silicon Valley Bank, of which $0 balance was outstanding at June 30, 2004.

A summary of our contractual obligations as of June 30, 2004 is as follows (amounts in thousands):

                               Less than                           After 5
                       Total     1 year    1-3 years   4-5 years    years
                      -------  ----------  ----------  ----------  --------
Citicapital               116         116           0           0         0
Convertible Notes*      6,975           0       6,975           0         0
Operating Leases       16,021       1,707       3,599       3,860     6,855
Purchase Commitments    6,100       6,100           0           0         0
                      -------  ----------  ----------  ----------  --------
                      $29,212  $    7,923  $   10,574  $    3,860  $  6,855
                      =======  ==========  ==========  ==========  ========

     *In the event of a change of control in the Company, the note holder may elect to receive repayment of the notes at a premium of 10%


As of June 30, 2004, our cash, and cash equivalents and short-term investments, net of short-term debt, was $35.7 million. We believe that our existing working capital, credit lines and cash from operations will be sufficient to satisfy our cash needs for the next 12 months. Accordingly, these financial statements have been prepared on a going concern basis.

The Company has an accumulated deficit of $116 million as of June 30, 2004 and a net loss of $4.6 million during the six months ended June 30, 2004. The Company is in the process of executing its business strategy and has plans to eventually achieve profitable operations on an ongoing basis.

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


RELATED PARTY TRANSACTIONS

Mario M. Rosati, a Director of the Company, is also a member of Wilson Sonsini Goodrich & Rosati, a professional corporation and general counsel of the Company. During the six months ended June 30, 2004 and 2003, the Company paid $105,000 and $280,000, respectively, to Wilson Sonsini Goodrich & Rosati. At June 30 2004, the Company owed approximately $337,000 to Wilson Sonsini Goodrich & Rosati.

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

In March 2004, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-6, "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share." EITF Issue

No. 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of Computing EPS once it is determined that a security is participating, including how to allocate undistributed Earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The Company does not believe that the adoption of EITF 03-6 will have a material impact on its computation of earnings per share.


SUBSEQUENT EVENTS

- On July 2, 2004, we announced the execution of a definitive merger agreement with Aixtron Aktiengesellschaft (the "Merger Agreement"). Upon the closing of the transactions contemplated by the Merger Agreement, Genus will become a wholly-owned subsidiary of Aixtron and each share of Genus common stock will be converted into a right to receive 0.51 Aixtron American Depositary Shares. Each Aixtron American Depositary Share represents an ownership interest in one Aixtron ordinary share. The transaction is expected to close by the end of 2004 and is subject to customary closing conditions, including receipt of Genus and Aixtron shareholder approvals and U.S. regulatory clearance. Aixtron plans to file a registration statement on Form F-4 with the Securities and Exchange Commission, which will include a prospectus of Aixtron and a proxy statement of Genus relating to the proposed transaction. During the second quarter of 2004, we incurred $821,000 in expenses related to the merger.

- Genus and its directors have been named as defendants in two putative shareholder class action complaints filed on July 12, 2004 and July 19, 2004 in the California Superior Court in Santa Clara County related to the Merger Agreement and the merger. The complaints allege that the defendants breached their fiduciary duties in connection with the Merger Agreement and seek to enjoin the completion of the merger. The defendants believe that the lawsuits are without merit and intend to contest them vigorously.

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


WE HAVE EXPERIENCED LOSSES OVER THE LAST FEW YEARS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

We have experienced losses of $4.6 million during the six months ended June 30, 2004 and $3.5 million, $11.6 million and $6.7 million for twelve month periods ended December 31, 2003, 2002 and 2001, respectively.

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

SUBSTANTIALLY ALL OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE COMPANIES

In the six months ended June 30, 2004, Samsung Electronics Company, Ltd., HGST, University of Albany and Western Digital, accounted for 74%, 5%, 3% and 3%, of revenues, respectively. In six month period ended June 30, 2003, Samsung Electronics Company, Ltd., Seagate Technologies, Inc., IBM, and Selete accounted for 71%, 10%, 10%, and 5% of revenues, respectively.

In 2003, Samsung Electronics Company, Ltd, Infineon, Seagate Technologies, Inc., HGST (formerly IBM), and Western Digital (which acquired Read-Rite Corporation) accounted for 69%, 8%, 7%, 7%, and 4% of revenues, respectively. In 2002, Samsung Electronics Company, Ltd., Seagate Technologies, Inc., IBM, and Asuka Project accounted for 58%, 24%, 7%, and 6% of revenues, respectively.

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

WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES

Export sales accounted for approximately 85% of our total net sales for the six months ended June 30, 2004 versus 87% for the six months ended June 30, 2003. Net sales to our South Korean-based customers accounted for approximately 72% of total net sales for the six months ended June 30, 2004 versus 71% of total net sales for the six months ended June 30, 2003.

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

ASM filed a notice of appeal with the Federal Circuit on January 14, 2004. ASM served its appeal brief on April 27, 2004. Genus' appeal brief was completed on July 12, 2004.

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

Because of competition for additional qualified personnel, we may not be able to recruit or retain necessary personnel, which could impede development or sales of our products. Our growth depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, technical, financial, sales and marketing personnel in our industry. In particular, we must attract and retain highly skilled designand process engineers. Competition for such personnel is intense, particularly in the San Francisco bay area where we are based. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to develop and market our products and perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to customers, or fail to meet delivery commitments or experience deterioration in service levels or decreased customer satisfaction.

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

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE RESULTING IN POSSIBLE REGULATORY SANCTIONS AND A DECLINE IN OUR STOCK PRICE

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report on our internal control over financial reporting. Such report will contain an assessment by our management of the effectiveness of our internal control over financial reporting (including the disclosure of any material weakness) and a statement that our auditors have attested to and reported on management's evaluation of such internal controls.

We are currently in the process of upgrading controls and procedures to be fully compliant with the new, more stringent requirement of Section 404 of the Sarbanes-Oxley Act.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. While we feel that our key controls are currently effective, we face a significant challenge to bring all of our operations up to the [level of documentation, segregation of duty, enterprise resource planning, security process discipline, and support systems] required under the COSO standard for internal control. Although we are currently working towards completion of this effort to meet our year-end deadline, we cannot be certain that all internal control processes will be deemed effective based on COSO standards.

Our internal control over financial reporting may not be considered effective if, among others:

* any material weaknesses in our internal control over financial reporting exist
*    we fail to evaluate key controls in a timely fashion
*    we fail to remediate assessed deficiencies

Due to the number of controls to be examined, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls we cannot be certain that all of our controls will be considered effective by our management or, if considered effective by our management, that our auditors will agree with such assessment.

If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation, we could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of our financial reports, either of which could have an adverse effect on our stock price.

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

WE ARE OBLIGATED TO ISSUE SHARES OF OUR STOCK UNDER OUTSTANDING OPTIONS AND WARRANTS AND SUCH ISSUANCE WILL DILUTE YOUR PERCENTAGE OWNERSHIP IN GENUS

As of June 30, 2004, we had approximately of 3,833,682 shares of common stock underlying warrants and outstanding employee stock options. Of the stock options, 2,120,452 shares were exercisable as of June 30,2004. There were 118,449 warrants outstanding as of June 30, 2004. All of the shares underlying the warrants are currently exercisable. Some warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

If all of the shares underlying the exercisable options and warrants were exercised and sold in the public market, the value of your current holdings in Genus may decline because there may not be sufficient demand to purchase the increased number of shares that would be available for sale.

THE STOCK PRICE OF GENUS AND GENUS' RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED IF THE MERGER WITH AIXTRON IS NOT COMPLETED.

Completion of the merger with Aixtron is subject to several closing conditions, including obtaining requisite regulatory and shareholder approvals, and Aixtron and Genus may be unable to obtain such approvals on a timely basis or at all. If the merger is not completed, the price of Genus common stock may decline to the extent that the current market price of Genus common stock reflects a market assumption that the merger will be completed. In addition, Genus' operations may be harmed to the extent that investors and others believe that Genus cannot effectively compete in the marketplace without the merger, or there is uncertainty surrounding the future direction of the product offerings and strategy of Genus on a standalone basis. Genus will also be required to pay significant costs incurred in connection with the merger, including legal, accounting and a portion of the financial advisory fees, whether or not the merger is completed. Moreover, under specified circumstances described in the merger agreement, Genus may be required to pay Aixtron a termination fee of $7 million in connection with the termination of the merger agreement. Additionally, in the event that Aixtron terminates the merger agreement under specified circumstances described in the merger agreement, Genus is required by the agreement in principle to grant Aixtron a personal, non-transferable and non-exclusive license or sublicense to certain ALD background technology owned or licensed by Genus and all inventions created pursuant to the agreement in principle based on its ALD background technology.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could seriously harm our financial results. All of our international sales, except spare parts and service sales made by our subsidiary in South Korea, are currently denominated in U.S. dollars. The spare parts and service sales of $5.4 million during the first six months of 2004 was generated by the South Korean subsidiary and are denominated in Korean Won. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products. Reduced demand for our products could materially adversely affect our business, results of operations and financial condition.

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


ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


Refer to the Sections entitled "Contingencies" and " Subsequent Events" in Item 1, Part I of this Quarterly Report on Form 10-Q for the information required by this Item. Such information is incorporated by reference into this Item 1 of
Part II of this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

THE COMPANY'S ANNUAL MEETING OF SHAREHOLDERS WAS HELD ON JUNE 10, 2004 IN SUNNYVALE, CALIFORNIA. PROXIES FOR THE MEETING WERE SOLICITED PURSUANT TO REGULATION 14A. AT THE COMPANY'S ANNUAL MEETING, THE SHAREHOLDERS APPROVED THE FOLLOWING RESOLUTIONS:

(1)  Election  of  the  following  persons  as  directors.

     Director                    In Favor         Withheld
     --------------------       ----------       ---------
     William W. R. Elder        33,345,168         727,463
     G. Frederick Forsyth       31,932,126       2,140,505
     Todd S. Myhre              33,530,412         542,219
     Mario M. Rosati            33,410,762         661,869
     Robert J. Richardson       33,501,442         571,189



(2) Ratification and appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm.

     For:                   33,473,054
     Against:                  488,809
     Abstain:                  110,768
     Broker Non-Vote:                0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit

No.       Description
--------  -----------

    2.1 Agreement and Plan of Merger dated as of July 1, 2004 between Aixtron Aktiengesellschaft and Registrant (1)
    3.1   Second Amended and Restated Articles of Incorporation of
          Registrant as filed June 25, 2003   3.2  By-laws of Registrant,
          as amended (2)
    4.1 Registration Rights Agreement, dated January 17, 2002, as amended, amongst the Registrant and the Investors (3)
    4.2 Securities Purchase Agreement dated July 31, 2002 among the Company and the Purchasers signatory thereto. (4)
    4.3 Resale Registration Rights Agreement dated August 14, 2002 among the Company and the Purchasers signatory thereto. (4)
    4.4   7% Convertible Subordinated Note Due 2005 dated August 14, 2002.
          (4)
    4.5   Stock  Purchase  and  Registration  Agreement dated  November 7,
          2003 (5)
   31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
   31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
   32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---(1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated July 2, 2004.
   (2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
   (3) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated January 25, 2002.
   (4) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated August 20, 2002.
   (5) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement of Form S-3 filed November 26, 2003.

(b) Report on Form 8-K
The Company furnished, but did not file, one Current Report on Form 8-K during the fiscal quarter ended June 30, 2004. The report dated April 22, 2004 contained the Company's press release announcing its earnings for the fiscal quarter ended March 31, 2004.

GENUS, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6th, 2004
GENUS, INC.

          /s/  William W.R. Elder
          -------------------------
          William W.R. Elder, President,
          Chief Executive Officer and Chairman



          /s/  Shum Mukherjee
          --------------------
          Shum Mukherjee
          Chief Financial Officer
          (Principal Financial and Principal Accounting Officer)