Form 10-Q
period 2004-09-30
GENUS INC
filed 2004-11-09
CIK 837913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

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

As of November 1, 2004, the issuer had 39,780,475 shares of common stock outstanding.

- --------------------------------------------------------------------------------
================================================================================

                                   GENUS, INC.
                                    FORM 10-Q
                                      INDEX


PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Condensed Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2004 and September
     30, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

     Condensed Consolidated Balance Sheets (unaudited) as of September 30,
     2004 and December 31, 2003. . . . . . . . . . . . . . . . . . . . . . . . 4

     Condensed Consolidated Statements of Cash Flows(unaudited) for the nine months ended September 30, 2004 and September 30, 2003 . . . . . 5

     Notes to Condensed Consolidated Financial Statements (unaudited). . . . . 6

Item  2.  Management's  Discussion  and  Analysis
   of  Financial  Condition  and  Results  of  Operations. . . . . . . . . . .21

Item  3. Quantitative and Qualitative Disclosures About Market Risk. . . . . .41

Item  4.  Controls  and  Procedures. . . . . . . . . . . . . . . . . . . . . .41



PART  II.  OTHER  INFORMATION

Item  1:  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .42

Item  6:  Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . . .43

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .45

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   GENUS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   September 30,        September 30,
                                                  2004       2003      2004      2003
                                                --------  --------  ----------  --------
Net sales. . . . . . . . . . . . . . . . . . .  $ 9,959   $ 9,107   $  30,923   $41,541
Costs and expenses:
      Cost of goods sold . . . . . . . . . . .    7,886     7,049      21,842    29,438
      Research and development . . . . . . . .    2,060     1,663       5,732     5,758
      Selling, general and administrative. . .    3,111     2,800       9,262     8,842
      Expenses related to proposed merger. . .      473         -       1,294         -
                                                --------  --------  ----------  --------
Loss from operations . . . . . . . . . . . . .   (3,571)   (2,405)     (7,207)   (2,497)

Interest expense . . . . . . . . . . . . . . .     (437)     (411)     (1,285)   (1,318)
Other income, net. . . . . . . . . . . . . . .       79        35         212        84
                                                --------  --------  ----------  --------
Loss before income taxes . . . . . . . . . . .   (3,929)   (2,781)     (8,280)   (3,731)

Provision for (benefit from) income taxes  . .      (25)       56         174        56
                                                --------  --------  ----------  --------
Net loss . . . . . . . . . . . . . . . . . . .  $(3,904)  $(2,837)  $  (8,454)  $(3,787)
                                                ========  ========  ==========  ========

Net loss per share - basic and diluted . . . .  $ (0.10)  $ (0.09)  $   (0.21)  $ (0.13)

Shares used in per share calculation
        - basic and diluted                      39,759    30,628      39,673    29,624
                                                ========  ========  ==========  ========

      The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                GENUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                        (IN THOUSANDS)


                                                                  SEPTEMBER 30, DECEMBER 31,
                                                                      2004          2003
                                                                   ----------  --------------
ASSETS
Current Assets:
      Cash and cash equivalents . . . . . . . . . . . . . . . . .  $  20,904   $      41,608
      Short term investments. . . . . . . . . . . . . . . . . . .     13,015               -
      Accounts receivable, net. . . . . . . . . . . . . . . . . .      6,857           9,606
      Inventories . . . . . . . . . . . . . . . . . . . . . . . .     12,897           9,783
      Other current assets. . . . . . . . . . . . . . . . . . . .      1,549             854
                                                                   ----------  --------------
            Total current assets. . . . . . . . . . . . . . . . .     55,222          61,851
Equipment, furniture and fixtures, net. . . . . . . . . . . . . .     11,378           8,748
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .        681           1,169
                                                                   ----------  --------------
            Total assets. . . . . . . . . . . . . . . . . . . . .  $  67,281   $      71,768
                                                                   ==========  ==============


LIABILITIES
Current Liabilities:
      Short-term bank borrowings. . . . . . . . . . . . . . . . .  $   7,500   $       6,500
      Accounts payable. . . . . . . . . . . . . . . . . . . . . .      5,774           4,956
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . .      3,521           4,130
      Deferred revenue. . . . . . . . . . . . . . . . . . . . . .        433             331
      Customer advance. . . . . . . . . . . . . . . . . . . . . .      2,080             372
      Notes payable . . . . . . . . . . . . . . . . . . . . . . .         47             249
      7% convertible notes  . . . . . . . . . . . . . . . . . . .      6,368               -
                                                                   ----------  --------------
             Total current liabilities. . . . . . . . . . . . . .     25,723          16,538

7% convertible notes  . . . . . . . . . . . . . . . . . . . . . .          -           5,806
                                                                   ----------  --------------
            Total liabilities . . . . . . . . . . . . . . . . . .     25,723          22,344
                                                                   ----------  --------------


SHAREHOLDERS' EQUITY
Common stock, no par value:
      Authorized 100,000 shares;
            Issued and outstanding 39,759 shares at September 30,
            2004 and 39,554 shares at December 31, 2003 . . . . .    163,408         163,061
      Accumulated deficit . . . . . . . . . . . . . . . . . . . .   (119,782)       (111,328)
      Note receivable from shareholder. . . . . . . . . . . . . .          -            (187)
      Accumulated other comprehensive loss. . . . . . . . . . . .     (2,068)         (2,122)
                                                                   ----------  --------------
            Total shareholders' equity. . . . . . . . . . . . . .     41,558          49,424
                                                                   ----------  --------------
            Total liabilities and shareholders' equity             $  67,281   $      71,768
                                                                   ==========  ==============

      The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER  30,
                                                               2004       2003
                                                             ---------  ---------
Cash flows from operating activities:
      Net loss. . . . . . . . . . . . . . . . . . . . . . .  $ (8,454) $  (3,787)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization . . . . . . . . .     2,639      2,457
            Provision for excess and obsolete inventories .     1,237        431
            Provision for doubtful accounts . . . . . . . .        72         40
            Amortization of deferred finance costs. . . . .       778        712
            Loss on fixed assets. . . . . . . . . . . . . .         -        140
            Changes in assets and liabilities:
                  Accounts receivable . . . . . . . . . . .     2,677      4,190
                  Inventories . . . . . . . . . . . . . . .    (4,180)     1,758
                  Other assets. . . . . . . . . . . . . . .      (444)      (609)
                  Accounts payable. . . . . . . . . . . . .       818     (3,312)
                  Accrued expenses. . . . . . . . . . . . .      (609)       793
                  Deferred revenue. . . . . . . . . . . . .       102       (137)
                  Customer advance. . . . . . . . . . . . .     1,708        (81)
                                                             ---------  ---------
           Net cash (used) provided by operating activities    (3,656)     2,595
                                                             ---------  ---------

Cash flows from investing activities:

      Acquisition of equipment, furniture and fixtures. . .    (5,216)    (2,364)
      Acquisition of intangible assets. . . . . . . . . . .      (203)      (234)
      Acquisition of short term investments . . . . . . . .   (13,049)         -
                                                             ---------  ---------
                  Net cash used in investing activities . .   (18,468)    (2,598)
                                                             ---------  ---------
Cash flows from financing activities:
      Proceeds from issuance of common stock. . . . . . . .       347      4,822
      Proceeds from short-term bank borrowings. . . . . . .    14,000     25,856
      Payments for short-term bank borrowings . . . . . . .   (13,000)   (31,700)
      Payments of long term debts . . . . . . . . . . . . .      (202)      (202)
      Repayment on shareholder note. . . . . . . . . . . .       187          -
                                                             ---------  ---------
           Net cash provided (used) by financing activities     1,332     (1,224)
                                                             ---------  ---------

Effect of exchange rate changes on cash . . . . . . . . . .        88        151
                                                             ---------  ---------

Net decrease in cash and cash equivalents . . . . . . . . .   (20,704)    (1,076)
Cash and cash equivalents, beginning of period. . . . . . .    41,608     11,546
                                                             ---------  ---------
Cash and cash equivalents, end of period                     $ 20,904   $ 10,470
                                                             =========  =========
Supplemental cash flow information
      Cash paid during the period for:
      Interest                                               $    671   $    639


      Income taxes                                           $    282   $    308
      Non-cash investing and financing activities:
      Transfer of inventory to fixed assets                  $      -   $    143
      Transfer of fixed assets to inventory                  $    171   $      -
      Transfer of other assets to fixed assets               $      -   $    600
      Conversion of convertible note to common stock         $      -   $    150

      The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2004 (UNAUDITED)


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

Certain reclassifications have been made to the prior period's financial statements to conform to current period's presentation. Such reclassifications had no effect on the previously reported loss from operations or accumulated deficit.

These financials do not include any impact that may result from the merger with Aixtron.

PROPOSED MERGER WITH AIXTRON AKTIENGESELLSCHAFT
- -----------------------------------------------

On July 2, 2004, we announced the execution of definitive merger agreement with Aixtron Aktiengesellschaft (the "Merger Agreement"). Upon the closing of the transactions contemplated by the Merger Agreement, Genus will become a wholly-owned subsidiary of Aixtron and each share of Genus common stock will be converted into a right to receive 0.51 Aixtron American Depositary Shares. Each Aixtron American Depositary Share represents an ownership interest in one Aixtron ordinary share. The transaction is expected to close by the end of 2004 or in early 2005 and is subject to customary closing conditions, including receipt of Genus shareholder approval, and Aixtron shareholder approval (which was obtained at an AIXTRON Special meeting on September 30, 2004) and U.S. regulatory clearance.

In connection with the merger, Genus has incurred direct expenses of $821,000 and $473,000 during the second and third quarters of 2004, respectively, and these expenses consisted of legal, accounting and a portion of financial advisory fees (including a fairness opinion). All costs incurred to date have been expensed.

Moreover, under specified circumstances described in the merger agreement, Genus may be required to pay Aixtron a termination fee of $7 million in connection with the termination of the merger agreement. Additionally, in the event that Aixtron terminates the merger agreement under specified circumstances described in the merger agreement, Genus is required by an agreement in principle with Aixtron, entered into simultaneously with the Merger Agreement, to grant Aixtron a personal, non-transferable and non-exclusive license or sublicense to certain ALD background technology owned or licensed by Genus and all inventions created pursuant to the agreement in principle based on its ALD background technology.

Genus and its directors have been named as defendants in two shareholder class action complaints filed on July 12, 2004 and July 19, 2004 in the California Superior Court in Santa Clara County related to the Merger Agreement and the merger. The complaints allege that the defendants breached their fiduciary duties in connection with the Merger Agreement and seek to enjoin the completion of the merger. Management will vigorously defend these actions.

Additionally, three Aixtron shareholders have filed contestation suits in German court contesting certain resolutions adopted by the Aixtron shareholders at the September 30, 2004 Aixtron special meeting. A German court suspended the registration of Aixtron's amended articles of association pending resolution of the contestation suits. Under the terms of the Merger Agreement, the registration of Aixtron's amended articles of association is a condition to the closing of the merger.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2004 (UNAUDITED)


LIQUIDITY

The Company has an accumulated deficit of $119.8 million as of September 30, 2004 and a net loss of $8.5 million and negative cash flows from operations of $3.7 million during the nine months ended September 30, 2004. Management believes that existing cash, cash generated by operations, and available financing will be sufficient to meet projected working capital, capital expenditures and other cash requirements for the next twelve months. Management cannot provide assurances that its cash, cash equivalents, and short term investments and its future cash flows from operations alone will be sufficient to meet operating requirements and allow the Company to service debt and repay any underlying indebtedness at maturity. If the Company does not achieve anticipated cash flows, we may not be able to meet planned product release schedules and forecast sales objectives. In such event the Company will require additional financing to fund on-going and planned operations and may need to implement expense reduction measures. In the event the Company needs additional financing, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company. Any additional equity financing may be dilutive to shareholders, and any additional debt financing, if available, may involve restrictive covenants.

If the proposed transaction with Aixtron is not consummated, or is not consummated within the anticipated timeframe, existing and potential customers, shareholders and vendors may take actions that could harm our liquidity position. In addition, if the merger is not consummated and we are required to pay the $7 million break-up penalty under the terms of the Merger Agreement, it could harm our liquidity position.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss available to common shareholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

A reconciliation of the numerator and denominator of basic and diluted net loss per share is as follows (in thousands, except per share data):

                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                2004      2003      2004      2003
                                              --------  --------  --------  --------
Basic and diluted:
Net loss . . . . . . . . . . . . . . . . . .  $(3,904)  $(2,837)  $(8,454)  $(3,787)
                                              ========  ========  ========  ========
  Weighted average common shares outstanding   39,759    30,628    39,673    29,624
                                              ========  ========  ========  ========
  Basic and diluted net loss per share . . .  $ (0.10)  $ (0.09)  $ (0.21)  $ (0.13)
                                              ========  ========  ========  ========

Stock options, warrants and convertible debt to purchase approximately 8,652,000 shares of common stock were outstanding as of September 30, 2004, but were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2004 because their effect would be anti-dilutive.

Stock options, warrants and convertible debt to purchase approximately 8,710,000 shares of common stock were outstanding as of September 30, 2003, but were not included in the computation of diluted net earnings per share for the three and nine months ended September 30, 2003 because of the anti-dilutive effects.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2004 (UNAUDITED)


Stock Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." Generally, the Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized in the Company's statements of operations. Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and is as follows for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share data):

                                                                    THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                                      2004      2003      2004      2003
                                                                    --------  --------  --------  --------
Net loss, as reported                                               $(3,904)  $(2,837)  $ (8,454)  $(3,787)
Add: Stock -based employee compensation recorded                          0         0         0         0
Deduct: Total stock-based employee compensation
        expense, net determined using a fair value based method
        for all awards, net of related tax effects                     (566)     (331)    (1,650)   (1,445)
                                                                    ========  ========  =========  ========

Pro forma net loss attributable to common
     shareholders                                                   $(4,470)  $(3,168)  $(10,104)  $(5,232)
                                                                    ========  ========  =========  ========

Earnings per share

  Basic and diluted - as reported                                   $ (0.10)  $ (0.09)  $ (0.21)  $ (0.13)
                                                                    ========  ========  ========  ========
  Basic and diluted - pro forma                                     $ (0.11)  $ (0.10)  $ (0.25)  $ (0.18)
                                                                    ========  ========  ========  ========

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2004 (UNAUDITED)


     The above pro forma effects on net loss may not be representative of the effects on future results as options granted typically vest over several years and additional option grants are expected to be made in future years.

     The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2004, and 2003:

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                              2004        2003        2004        2003
                                           ----------  ----------  ----------  ------------

Weighted average risk free interest rates        3.18%       1.93%        2.91%       2.08%
Weighted average expected life              3.6 years   3.0 years    3.7 years   3.0 years
Weighted average expected volatility               96%         93%          97%         98%
Expected dividend yield                             0%          0%           0%          0%

     The weighted average fair value of options granted in the three months ended September 30, 2004 and 2003 was $1.58 and $2.38, respectively. The weighted average fair value of options granted in the nine months ended September 30, 2004 and 2003 was $2.03 and $1.86, respectively.

     The fair value of the employees' stock purchase rights under the 1989 Employee Stock Purchase Plan was estimated using the Black-Scholes option-pricing model with the following assumptions for the three and nine months ended September 30, 2004 and 2003:

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2004 (UNAUDITED)


                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                              2004        2003        2004       2003
                                           ----------  ----------  ----------  ---------

Weighted average risk free interest rates       1.59%       1.01%       1.38%      1.03%
Weighted average expected life             0.5 years   0.5 years   0.5 years  0.5 years
Weighted average expected volatility              72%         74%         74%        74%
Expected dividend yield                            0%          0%          0%         0%

     The weighted average fair value of those purchase rights granted in the three months ended September 30, 2004 and 2003 was $1.20 and $0.79, respectively. The weighted average fair value of those purchase rights granted in the nine months ended September 30, 2004 and 2003 was $1.23 and $0.80, respectively.


REVENUE RECOGNITION.

The Company derives revenue from the sale and installation of semiconductor manufacturing systems and from engineering services and the sale of spare parts to support such systems.

Equipment selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company has established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multiple-element arrangements prior to completion of installation services. Accordingly, under SAB 104, if Genus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with undelivered elements such as installation and on-site support related tasks is recognized for installation when the installation is completed and the customer accepts the product and for on-site support as the support service is provided. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, revenue is recognized when installation is complete and the customer accepts the product. Revenues can fluctuate significantly as a result of the timing of customer acceptances. Genus does not grant its customers the right to return products other than for normal warranty related issues. Any discounts and sales incentives are recorded as a reduction in revenue at the time revenue is recognized. In April 2004, we allowed one customer to exchange a system as a one-time concession based on unique circumstances relating to the customer's facilities. As a result, during the second quarter of 2004, we reversed the $2.1 million that was recorded in October 2003. We do not expect any returns or concessions in the foreseeable future. At September 30, 2004 and December 31, 2003, the Company had deferred revenue of $433,000 and $331,000, respectively.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2004 (UNAUDITED)


Revenues from sale of spare parts are generally recognized upon shipment. Revenues from engineering services are recognized as the services are completed over the duration of the contract.

Genus' payment terms generally provide for payments of 30 to 90 days after shipment for the portion of the sales price related to the system and 30 days after acceptance for installation and support services. In rare cases, where we extend credit beyond the terms noted above, we recognize revenue only when final acceptance is achieved and collectibility is assured.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investment securities with original maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designations as of each balance sheet date. To date, all short-term investments have been categorized as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated comprehensive loss in stockholders' equity, net of any related tax effects. Interest, dividends and realized gains and losses are included in interest income in the condensed consolidated statements of operations.


SHORT-TERM BANK BORROWINGS

We entered into a loan and security agreement with Silicon Valley Bank on December 20, 2001, which has subsequently been amended in March 2002, September 2002, March 2003, and June 2004 to secure a line of credit for up to $15 million. However, in the event we fail to maintain cash and cash equivalents on deposit with Silicon Valley Bank equal to at least $15 million plus the balance of outstanding loans and other obligations, the credit limit may not exceed the lesser of $15 million and 80% of our eligible receivables. Eligible receivables include all obligations, guarantees, and merchandise owed to us arising in the ordinary course of business from the sale of goods or rendition of services. Our borrowings under the agreement are secured by a first priority security interest granted to Silicon Valley Bank in all our inventory, equipment (other than certain inventory specified under a master security agreement between us and Citicorp Vendor Finance, Inc., described below), receivables, general intangibles, and deposit accounts (maintained at Silicon Valley Bank). The interest rate under the terms of the agreement is prime plus 0.5% per annum (5.25% at September 30, 2004). However, in the event we do not maintain a minimum of $15 million in cash or cash equivalents on deposit with Silicon Valley Bank, the interest rate will be prime plus 1% per annum (5.75% at September 30, 2004). We made a covenant that our tangible net worth, which is equal to the excess of our total assets (excluding intangible assets) over our total liabilities, could not be less than $30,000,000 as of the end of each fiscal quarter. The agreement also contains certain other covenants that limit out ability to enter into certain transactions without the consent of Silicon Valley Bank, including mergers and acquisitions of assets outside the ordinary course of business. Under the agreement, we may also request the issuance by Silicon Valley Bank of letters of credit and we may enter into foreign currency exchange contracts with Silicon Valley Bank, in each case subject to certain dollar sub-limits. The maturity date of borrowings under the agreement is June 28, 2005. We were in compliance with all debt covenants at September 30, 2004.

Under this credit facility there was $7.5 million and $6.5 million outstanding as of September 30, 2004, and December 31, 2003,respectively. The debt has been subsequently repaid. The $7.5 million was borrowed on September 30, 2004 and repaid on October 4, 2004.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2004 (UNAUDITED)


On December 20, 2001, we entered into a master security agreement with Citicorp Vendor Finance. Pursuant to the terms of the agreement, we issued a secured promissory note to Citicorp in the amount of $1.2 million. Under the terms of the agreement and the note, we pay interest on the $1.2 million loan at a rate of 9.64% per annum. The loan is repayable in 12 monthly installments of $63,367 each, and 24 monthly installments of $23,701 each. We cannot prepay the loan unless the entire balance of the loan is paid in full. A prepayment penalty of 1% to 5% of remaining balance could be incurred, depending on the date of prepayment. Citicorp maintains a first priority security interest in two systems in our demonstration lab to secure our obligations under the agreement and the note. The balance outstanding under this agreement was $47,000 and $249,000 at September 30, 2004 and December 31, 2003, respectively.

CONVERTIBLE NOTES AND WARRANTS

On August 15, 2002, the Company raised $7.0 million, net of issuance costs, by issuing $7.8 million of unsecured 7% convertible notes and warrants to purchase 2,761,000 shares of our common stock.

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

The following table presents the amounts originally allocated to the detachable warrants, beneficial conversion feature and the outstanding balance of debt at September 30, 2004 after accounting for conversions (in thousands):

            Convertible note (face value)                  $ 7,800
            Detachable warrants                             (1,312)
            Beneficial conversion feature                     (928)
                                                           --------
            Proceeds from convertible notes and warrants     5,560
            Conversion to common stock                        (825)
            Accretion of debt discount                       1,633
                                                           --------

            Net amount of convertible note                 $ 6,368
                                                           ========

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2004 (UNAUDITED)


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

In the event of a change of control of the Company, the note holders may elect to receive repayment of the notes at a premium of 10% over the face value of the notes, which, at September 30, 2004, would amount to $7.7 million.

The Company recorded interest costs related to the convertible notes and warrants of $423,000 and $1.1 million for the three and nine month period ended September 30, 2004, and included $55,000 to record the value of the premium payment option exercisable upon a change of control at September 30, 2004.

The Company recorded interest costs related to the convertible notes and warrants of $350,000 and $1.1 million for the three and nine month period ended September 30, 2003.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2004 (UNAUDITED)


INVENTORIES

Inventories comprise the following (in thousands):

                                           SEPTEMBER 30, December 31,
                                             2004          2003
                                           ---------  -------------
        Raw materials and purchased parts  $   5,936  $       4,602
        Work in process                        3,487          3,686
        Finished goods                           785            478
        Inventory at customer locations        2,689          1,017
                                           ---------  -------------
                                           $  12,897  $       9,783
                                           =========  =============

Inventories at customer location includes one system with a cost value of $ 1.2 million related to a return of a previously sold system which was returned to us subsequent to September 30, 2004. The returned system will be utilized in our demonstration laboratory. The remaining $ 1.5 million represents the cost of a system shipped to a customer for which we are awaiting customer acceptance.

EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures are stated at cost and comprise the following (in thousands):

                                                             SEPTEMBER 30,   December 31,
                                                                  2004           2003
                                                             -------------  -------------
Equipment (useful life of 3 years) . . . . . . . . . . . .   $     10,685   $     10,005
Demonstration equipment (useful life ranges from 3-5 years)        18,128         18,584
Finished goods (useful life of 3 years)  . . . . . . . . .          1,078          1,078
Leasehold improvements (useful life ranges from 4-10 years)         4,361          4,337
                                                             -------------  -------------
                                                                   34,252         34,004
Less accumulated depreciation  . . . . . . . . . . . . . .        (27,845)       (25,929)
                                                             -------------  -------------
                                                                    6,407          8,075
Construction in progress . . . . . . . . . . . . . . . . .          4,971            673
                                                             -------------  -------------
                                                             $     11,378   $      8,748
                                                             =============  =============

     The Company made capital expenditures of $5.2 million for the nine months ended September 30, 2004. The construction-in-progress were primarily related to building demonstration equipment with advanced technologies to be used in the Company's Demo lab.

CUSTOMER ADVANCE

Customer advance at September 30, 2004 represents the payment received for the system for which we recorded a sales return during the second quarter of 2004. We agreed to exchange that system for a new 300mm system and the customer advance will be applied to partially pay for the 300mm system. Customer advance at December 31, 2003 represents an advance from one customer.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2004 (UNAUDITED)


ACCRUED EXPENSES

Accrued expenses comprise the following (in thousands):

                                           SEPTEMBER 30,  December 31,
                                                2004         2003
                                           -------------  -------------
System warranty . . . . . . . . . . . . .  $         826  $       1,451
Accrued compensation and related expenses          1,183            720
Federal, state and foreign income taxes .            176            511
Accrued rent. . . . . . . . . . . . . . .            518            362
Accrued professional fees . . . . . . . .            295            260
Accrued sales tax . . . . . . . . . . . .            107            270
Accrued interest. . . . . . . . . . . . .             62            184
Merger related expenses . . . . . . . . .            133              -
Other . . . . . . . . . . . . . . . . . .            221            372
                                           -------------  -------------
                                           $       3,521  $       4,130
                                           =============  =============

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

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2004 (UNAUDITED)


Changes in the warranty reserves during the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands):

                                                                      THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                        2004     2003
                                                                      --------  -------

Balance, June 30                                                      $   927   $1,564
Accrual for warranty liability for revenues recognized in the period      223      545
Settlements made                                                         (324)    (523)
                                                                      --------  -------
Balance, September 30                                                 $   826   $1,586
                                                                      ========  =======

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                       2004     2003
                                                                      --------  -------
Balance, January 1                                                    $ 1,451   $  970
Accrual for warranty liability for revenues recognized in the period      739    1,611
Settlements made                                                       (1,364)    (995)
                                                                      --------  -------
Balance, September 30                                                 $   826   $1,586
                                                                      ========  =======


COMMON STOCK AND WARRANTS

On May 17, 2001, the Company sold 2,541,785 shares of our common stock and warrants to purchase up to 1,461,525 additional shares of common stock for net proceeds of approximately $6.9 million. The warrants were issued with exercise prices ranging from $3.00 to $5.24 per share of common stock. The warrants had terms providing for an adjustment of the number of shares underlying the warrants in the event that the Company issued new shares at a price lower than the exercise price of the warrants. In January 2002, warrants exercisable for 1,270,891 shares of common stock were adjusted and thereafter exercisable for an aggregate 760,203 additional shares of common stock. As of September 30, 2004, with the exception of certain warrants exercisable for 118,449 shares of common stock, the warrants issued in May 2001 have been exercised in full.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2004 (UNAUDITED)


On January 25, 2002, the Company sold 3,871,330 shares of our common stock and warrants to purchase up to 580,696 additional shares of common stock for net proceeds of approximately $7.9 million. The warrants were issued at an exercise price of $3.23 per share of common stock. The warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that the Company issues new shares at a price lower than the exercise price of the warrants. In August 2002, the Company issued a convertible note with a face value of $7.8 million and warrants to purchase 2,760,669 shares of common stock with exercise prices ranging from $1.25 to $1.42 to the note holders. In connection with the issuance of convertible notes in August 2002, the Company adjusted the outstanding January 2002 warrants to be exercisable for an additional 86,979 shares of common stock. Additionally the exercise price of the January 2002 warrants was adjusted to $2.48. As of September 30, 2004, the warrants issued in January 2002, as amended in August 2002, have been exercised in full.

In August 2002, the Company completed a $7.8 million financing in a private placement of subordinated notes convertible into common stock and warrants convertible into or exercisable for common stock. Refer to the Convertible Notes and Warrants footnote for further information.

RELATED PARTY TRANSACTIONS

Mario M. Rosati, a Director of the Company is also a member of Wilson Sonsini Goodrich & Rosati, a professional corporation and general counsel of the Company. During the nine month ended September 30, 2004 and 2003, the Company paid $319,000 and $412,000, respectively, to Wilson Sonsini Goodrich & Rosati. During the three months ended September 30, 2004 and 2003, the Company paid $214,000 and $132,000, respectively, to Wilson Sonsini Goodrich & Rosati. At September 30 2004, the Company owed approximately $368,000 to Wilson Sonsini

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2004 (UNAUDITED)


Goodrich & Rosati.

COMPREHENSIVE LOSS

The following are the components of comprehensive loss (in thousands):

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                      2004       2003       2004      2003
                                    ---------  ---------  --------  --------
        Net loss                    $ (3,904)  $ (2,837)  $(8,454)  $(3,787)
        Change in foreign currency
          translation adjustment.        (15)       128        88       151
        Change in unrealized gain/
          (loss) on investments .         12          -       (34)        -

        Comprehensive loss. . . .   $ (3,907)  $ (2,709)  $(8,400)  $(3,636)
                                    =========  =========  ========  ========

The components of accumulated other comprehensive loss is as follows (in thousands):


                                      SEPTEMBER 30   DECEMBER 31
                                          2004          2003
                                      ------------  -------------
Cumulative translation adjustment. .  $  (2,034)    $     (2,122)
Unrealized loss on investments . . .        (34)               -
                                      ----------    -------------
Accumulated other comprehensive loss  $  (2,068)    $     (2,122)
                                      ==========    =============

CUSTOMER CONCENTRATION

Our global customer base consists of semiconductor and non-semiconductor manufacturers in the United States, Europe and Asia. Over the past few years we were dependent on one customer, Samsung, for a majority of our thin film product revenue. For the nine months ended September 30, 2004 and 2003, Samsung accounted for 69% and 74% of our revenues, respectively. Samsung accounted for 69%, 58% and 73% of our revenue in 2003, 2002 and 2001, respectively. There is no long-term agreement between Genus and Samsung. Over the past three years, we have gradually expanded our customer base and at September 30, 2004, we have ten active customers.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2004 (UNAUDITED)


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

ASMI filed a notice of appeal with the Federal Circuit on January 14, 2004. ASMI served its appeal brief on April 27, 2004. Genus' appeal brief was filed on June 7, 2004. Briefing on the appeal pending before the Federal Circuit was completed on July 12, 2004. Oral argument on the appeal was held on November 5, 2004.

Additionally, see warranty disclosure in the notes to these financial statements.

                          GENUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2004 (UNAUDITED)

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

In March 2004, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-6, "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share." EITF Issue No. 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of Computing EPS once it is determined that a security is participating, including how to allocate undistributed Earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The Company has evaluated the provisions of EITF 03-6 to determine the impact, if any, on its computation of EPS and has determined that this pronouncement has no impact on the Company.

In September 2004, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share." The issue is relevant for all issued securities that have embedded market price contingent conversion features and therefore, applies to contingently convertible debt, contingently convertible preferred stock, and Instrument C in EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion. This issue addresses when the dilutive effect of these securities with a market price trigger should be included in diluted earnings per share ("EPS"). These securities are generally convertible into common shares of the issuer after the common stock has exceeded a predetermined threshold for a specific time period. The issue concludes that these securities should be treated as convertible securities and included in a dilutive EPS calculation (if dilutive), regardless of whether the market price trigger has been met. This pronouncement is effective for all periods ending after December 15, 2004 and would be applied by retroactively restating previously reported EPS. The Company is currently evaluating the provisions of EITF 04-8 to determine the impact, if any, on its computation of EPS.

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

Our global customer base consists of semiconductor and non-semiconductor manufacturers in the United States, Europe and Asia. Over the past few years we were dependent on one customer, Samsung, for a majority of our thin film product revenue. For the nine months ended September 30, 2004 and 2003, Samsung accounted for 69% and 74% of our revenues, respectively. Samsung accounted for 69%, 58% and 73% of our revenue in 2003, 2002 and 2001, respectively. There is no long-term agreement between Genus and Samsung. Over the past three years, we have gradually expanded our customer base and at September 30, 2004, we had ten active customers.

During the fiscal year 2003, Genus increased efforts to generate revenue from service activities by providing on-site services and support for fees based on the time spent by our engineers. Currently, revenues from such services are not material, but the Company hopes to expand service revenues in the future. Our business from service activities increased from $292,000 and $485,000, respectively, in the three and nine months ended September 30, 2003 to $353,000 and $1,017,000, respectively, in the three and nine months ended September 30,2004.We pursue this strategy because it keeps us competitive and also allows us to work closely with the customer to understand how well our tools are satisfying their needs. This strategy also provides insights on future customer requirements from both a product and technology point of view.

International revenue accounted for 78% for nine months ended September 30, 2004 and 2003, respectively. International revenue accounted for 77% of revenue in 2003, 72% of revenue in 2002 and 93% of revenue in 2001. We anticipate that international sales, and, in particular, sales from South Korea, will continue to account for a significant portion of our total revenue.

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

Business activity in the semiconductor and semiconductor manufacturing equipment industries has been cyclical; for this and other reasons, Genus' results of operations for the three and nine months ended September 30, 2004, may not necessarily be indicative of future operating results.

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

We announced the execution of a definitive merger agreement with Aixtron. Upon the closing of the transactions contemplated by the Merger Agreement, Genus will become a wholly-owned subsidiary of Aixtron and each share of Genus common stock will be converted into a right to receive 0.51 Aixtron American Depositary Shares. The transaction is expected to close by the end of 2004 or in early 2004. Additionally, see "Proposed Merger with Aixtron" in the notes to the financial statements.

These financial statements do not include any impact that may result from the merger with Aixtron.


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

Equipment selling arrangements generally involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company has established verifiable objective evidence of fair value of installation services, one of the requirements for Genus to recognize revenue for multiple-element arrangements prior to completion of installation services. Accordingly, under SAB 104, if Genus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then the Company recognizes equipment revenue upon shipment and transfer of title. A portion of revenue associated with undelivered elements such as installation and on-site support related tasks is recognized for installation when the installation is completed and the customer accepts the product and for on-site support as the support service is provided. For products that have not been demonstrated to meet product specifications for the customer prior to shipment, revenue is recognized when installation is complete and the customer accepts the product. Revenues can fluctuate significantly as a result of the timing of customer acceptances. Genus does not grant its customers the right to return products other than for normal warranty related issues. Any discounts and sales incentives are recorded as a reduction in revenue at the time revenue is recognized. At September 30, 2004 and December 31, 2003, the Company had deferred revenue of $433,000 and $331,000 respectively.

Revenues from sale of spare parts are generally recognized upon shipment. Revenues from engineering services are recognized as the services are completed over the duration of the contract.

Genus' payment terms generally provide for payment 30 to 90 days after shipment for the portion of the sales price related to the system and 30 days after acceptance for installation and support services. In rare cases where we extend credit beyond the terms noted above, we recognize revenue only when final acceptance is achieved and collectibility is assured.

Accrual for warranty expense

The Company generally provides one-year labor and one-to-two-year material warranty on its products. Warranty expenses are generally accrued at the time that revenue is recognized from the sale of products. At present, based upon historical experience, the Company accrues material warranty equal to 2% of shipment value for its 200mm and 300mm products, and labor warranty equal to $20,000 per system for both its 200mm and 300mm products. At the end of every quarter, the Company reviews its actual spending on warranty and reassesses if its accrual is adequate to cover warranty expenses on the systems in the field which are still under warranty. Differences between the required accrual and recorded accrual are charged or credited to warranty expenses for the period. At September 30, 2004 and December 31, 2003, the Company had accrued $826,000 and $1,451,000, respectively, for material and labor warranty obligations. Actual results could differ from estimates. In the unlikely event that a problem is identified that would result in the need to replace components on a large scale, we would experience significantly higher expenses and our results of operations and financial condition could be materially and adversely effected.

Valuation of inventories

Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We write down inventories to net realizable value based on forecasted demand and market conditions. Raw material and purchased parts include spare parts inventory for systems and was $5.9 million and $4.6 million at September 30, 2004 and December 31, 2003, respectively. The forecasted demand for spare parts takes into account the Company's obligations to support systems for periods that are as long as five years.

Actual demand and market conditions may be different from those projected by the Company. This could have a material effect on operating results and financial position. During the three-month period ended September 30, 2004 and 2003, the Company increased its inventory provision by $567,000 and $264,000, respectively. During the nine-month period ended, September 30, 2004 and 2003, the Company increased its excess and obsolete inventory provision by $1,237,000 and $431,000, respectively.

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


RESULTS OF OPERATIONS
- ---------------------

     NET SALES. The semiconductor industry has been volatile in 2003 and 2004 because of changes in supply, technology and customer demand. As a result of the conditions, Genus' sales of advanced manufacturing systems to the industry leaders have fluctuated. Net sales for the three months ended September 30, 2004 and 2003 were $10.0 million and $9.1 million, respectively. Two 300 mm CVD systems, and one 300 mm ALD were recognized as revenue during the third quarter of 2004 compared with one 300 mm CVD system and one 300 mm ALD system recognized in the third quarter of 2003. Because of our long production cycle, our quarter-to-quarter revenues vary significantly depending on the timing of customer acceptances.

Net sales for the nine months ended September 2004 decreased 26% to $30.9 million from $41.5 million for the same period in 2003. The decrease was primarily attributable to delay of purchase decision made by our customers during 2004, which resulted in lower-than-expected booking and shipment for the nine months ended September 30, 2004 compared to the corresponding period of 2003. In addition we reduced the revenue by $2.1 million in anticipation of accepting a return for a 200 mm system from one of our customers. During the nine months ended September 30, 2004, six 300 mm CVD systems, one 300 mm ALD system, one 200 mm ALD system, and two 200 mm ALD modules were recognized as revenue compared to three 300 mm CVD systems, three 300 mm ALD systems, and six 200 mm ALD systems in the first nine months of 2003.

     Genus has revised its booking guidance from the $60 million to $70 million range to the $50 million to $60 million range and revised its revenue guidance from $55 million to $65 million range down to the $40 million to $50 million range to reflect changing market conditions.

     COST OF GOODS SOLD. Cost of goods sold for the three and nine months ended September 30, 2004 were $7.9 million and $21.8 million, compared to $7.0 million and $29.4 million for the same periods in 2003. Gross profit as a percentage of revenues was 29% for both the nine months ended September 30, 2004 and 2003. Gross profit as a percentage of revenues was 21% and 23% for the third quarter of 2004 and 2003, respectively. The decrease in gross profit in the third quarter of 2004 compared to the same period of 2003 was mainly due to higher service costs in the third quarter of 2004 compared to third quarter of 2003 and increase in inventory provision of $303,000. Inventory provisions recorded during the nine months periods ended September 30, 2004 and 2003 were $567,000 and $264,000, respectively. The Company writes down inventories to net realizable value based on forecasted demand and market condition. The Company sold fully reserved inventories of $88,000 and $268,000 for the three and nine months ended September 30, 2004. This did not materially impact the gross margins for the three and nine months ended September 30, 2004.

     RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses for the quarter ended September 30, 2004 were $2.1 million, or 21% of net sales, compared with $1.7 million or 18% of net sales for the same period in 2003. The increase was primarily due to additional temporary headcount required to complete two important development programs on ALD technology. The Company continued investment in new R&D projects to develop new films for our advanced application in gate, DRAM and thin film head market segments. For the nine months ended September 30, 2004, expenses were $5.7 million or 19% of sales, compared to $5.8 million or 14% of net sales for the corresponding period of 2003. The increase in the percentage from the first nine months of 2003 to the same period of 2004 was principally attributable to decreased revenue levels.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses were $3.1 million and $9.3 million for the three and nine months ended September 30, 2004 compared to $2.8 million and $8.8 million in the corresponding periods in 2003. As a percent of net sales, selling, general and administrative expenses were 31% and 30% for the three and nine months ended September 30, 2004 compared to 31% and 21% for the corresponding periods in 2003. The increase in SG&A expenses for the three months ended September 30, 2004 compared to the same period in 2003 was primarily related to the cost of customer demo programs of $120,000 in the third quarter of 2004 and the recovery of $110,000 in bad debts in the third quarter of 2003. The increase in SG&A expenses for the nine months ended September 30, 2004 compared to the same period in 2003 was primarily due to personnel expenses related to increase headcount and reinstatement of salaries in 2004 that were reduced for employees in 2003 of $819,000, headcount in SG & A increased from 22 at September 30, 2003 to 28 at September 30, 2004, and higher facilities costs of $571,000 partially offset by lower legal fees of $850,000. The reduction in legal fees in 2004 primarily resulted from reduced level of activity related to ASMI lawsuit.

     PROPOSED MERGER RELATED EXPENSE. During the second and third quarters of 2004, we incurred expenses of $821,000 and $473,000, respectively, related to the proposed merger with Aixtron. These expenses consisted of legal, accounting and a portion of financial advisory fees including fairness opinion related costs.

     INTEREST EXPENSE. Interest expenses for the three and nine months ended September 30, 2004 was $437,000 and $1,285,000, respectively, compared to interest expense of $411,000 and $1,318,000 for the corresponding periods in 2003. In connection with the convertible notes, the Company incurred interest expense of $423,000 and $1.1 million for the three and nine months ended September 30, 2004, compared to $350,000 and $1.1 million for the same periods in 2003. The interest expense includes accretion of the value of the beneficial conversion feature and amortization of issuance costs of $246,000 and $723,000 for the three and nine months ended September 2004, respectively, and $227,000 and $712,000 for the same periods of 2003.

     OTHER INCOME, NET. Other income, net for the three and nine months ended September 30, 2004 were $79,000 and $212,000 respectively compared to other income, net of $35,000 and $84,000 for the corresponding periods in 2003. The increase was primarily due to interest income earned on cash and cash equivalents and short-term investment partially offset by miscellaneous expenses. Interest income was $77,000 and $221,000 for the three and nine months ended September 30, 2004, respectively, compared to $6,000 and $26,000 for the same periods in 2003. In November 2003, the Company completed a private placement of its common stock, which resulted in gross proceeds to the Company of approximately $33.6 million, before costs related to the private placement. As a result, cash, cash equivalent and short-term investments, net of short-term bank borrowing, increased to $26.4 million as of September 30, 2004 from $8.5 million as of September 30, 2003.

     PROVISION FOR INCOME TAXES. We record a tax benefit of $25,000 and provision of $174,000 for the three and nine months ended September 30, 2004, respectively. The tax provision is related to our South Korean subsidiary. We did not record any provision (benefit) for income taxes in Japan, as we expect to incur loss for this entity for the year ending December 31, 2004. We did not record any provision for income taxes in the United States as we incurred losses in this entity and we provided for a full valuation allowance against the tax benefit associated with these losses due to uncertainty of the ultimate realization of these benefits through generation of future taxable income. We recorded $56,000 in income tax expense for our South Korean subsidiary for the three and nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2004, our cash and cash equivalents were $20.9 million, a decrease of $20.7 million over cash and cash equivalents of $41.6 million held on December 31, 2003 and was primarily due to $13 million of cash invested in short term investments, a net loss of $8.5 million, and a negative cash flow from operations of $3.7 million during the nine months ended September 30, 2004.

Cash used by operating activities totaled $3.7 million for the nine months ended September 30, 2004 and primarily consisted of net loss of $8.5 million, increase of inventory of $4.2 million, depreciation and amortization of $2.6 million, increase of customer advances of $1.7 million, provision for excess and obsolete inventories of $1.2 million, decreased accounts receivable of $2.7 million, increase of accounts payable of $0.8 million, amortization of deferred finance costs of $0.8 million, and decrease in accrued expenses of $0.6 million. Our inventory, and accounts payable increased mainly due to the current customer orders for one CVD system and two ALD systems. Customer advance increased as a result of Genus agreeing to exchange a system previously shipped to a customer for which we had previously received payments. At the same time, we increased our allowance for excess and obsolete inventories based on forecasted demand and market conditions of existing raw material. The decrease in accounts receivable was primarily related to the decreased revenue levels during the first nine months of 2004. The depreciation and amortization expenses increased to $2.6 million for the nine months ended September 30, 2004 from $2.5 million for the same period of 2003, reflecting an increase in capital expenditure on equipment. The change in accrued expenses was mainly due to decrease in warranty accruals, which decreased to $826,000 as of September 30, 2004 from $1,451,000 as of December 31, 2003, mainly due to a decrease in system sales and lower than expected warranty claims during the nine months ended September 30, 2004.

Investing activities used $18.5 million of cash during the nine months ended September 30, 2004 and was primarily due to $13.0 million of cash invested in short-term investments. The proceeds from issuance of common stock in November 2003 was the source of the investments. The Company invests in government bonds and other high quality portfolios. We made capital expenditures of $5.2 million for the nine months ended September 30, 2004. These expenditures were primarily related to building demonstration equipment with advanced technologies and the related balance of construction-in-progress increased to $5.0 million as of September 30, 2004 from $0.7 million as of December 31, 2003.

Financing activities generated cash of $1.3 million for the nine months ended September 30,2004 and primarily consists of the short-term borrowings for a net of $1.0 million, proceeds of $347,000 from stock option exercises and the issuance of the shares under the Genus Employee Stock Purchase Plan, and proceeds from shareholder note of $187,000 offset by payment of long term debt of $202,000.

Our primary source of funds at September 30, 2004 consisted of $20.9 million in cash and cash equivalents, $13.0 million in short term investment and $6.9 million of accounts receivable, and our available credit line of $15 million at September 30, 2004 with Silicon Valley Bank, of which $7.5 million balance was outstanding at September 30, 2004. The debt has been subsequently repaid.

A summary of our contractual obligations as of September 30, 2004 is as follows (amounts in thousands):

                                        Less than                           After 5
                               Total     1 year     1-3 years   4-5 years    years
                             --------  ----------  ----------  ----------  --------
Short-term Bank Borrowing       7,500       7,500
Citicapital                        47          47           0           0         0
Convertible Notes*              6,975       6,975           0           0         0
Operating Leases               15,618       1,802       3,596       3,847     6,373
Purchase Commitments**          8,650       8,650
                             --------  ----------  ----------  ----------  --------
                             $ 38,790  $   24,974  $    3,596  $    3,847  $  6,373
                             ========  ==========  ==========  ==========  ========

     * In the event of a change of control in the Company, the note holder may elect to receive repayment of the notes at a premium of 10% or face value of $6,975,000 plus a premium of $697,500.

     ** Purchase commitments represent open purchase order obligations at September 30, 2004.

As of September 30, 2004, our cash, and cash equivalents and short-term investments, net of short-term bank borrowings, was $26.4 million. We believe that our existing working capital, credit lines and cash from operations will be sufficient to satisfy our cash needs for the next 12 months. Accordingly, these financial statements have been prepared on a going concern basis.

The Company has an accumulated deficit of $119.8 million as of September 30, 2004 and a net loss of $8.5 million and negative cash flows from operations of $3.7 million during the nine months ended September 30, 2004. The Company is in the process of executing its business strategy and has plans to eventually achieve profitable operations on an ongoing basis.

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

If the proposed transaction with Aixtron is not consummated, or is not consummated within the anticipated timeframe, existing and potential customers, shareholders and vendors may take actions that could harm our liquidity position. In addition, if the merger is not consummated and we are required to pay the $7 million break-up penalty under the terms of the merger agreement, it could harm our liquidity position.

RELATED PARTY TRANSACTIONS

Mario M. Rosati, a Director of the Company is also a member of Wilson Sonsini Goodrich & Rosati, a professional corporation and general counsel of the Company. During the nine months ended September 30, 2004 and 2003, the Company paid $319,000 and $412,000, respectively, to Wilson Sonsini Goodrich & Rosati. During the three months ended September 30, 2004 and 2003, the Company paid $214,000 and $132,000, respectively, to Wilson Sonsini Goodrich & Rosati. At September 30 2004, the Company owed approximately $368,000 to Wilson Sonsini Goodrich & Rosati.

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

In March 2004, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-6, "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share." EITF Issue No. 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of Computing EPS once it is determined that a security is participating, including how to allocate undistributed Earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The Company has evaluated the provisions of EITF 03-6 to determine the impact, if any, on its computation of EPS and has determined that this pronouncement has no impact on the Company.

In September 2004, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share." The issue is relevant for all issued securities that have embedded market price contingent conversion features and therefore, applies to contingently convertible debt, contingently convertible preferred stock, and Instrument C in EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion. This issue addresses when the dilutive effect of these securities with a market price trigger should be included in diluted earnings per share ("EPS"). These securities are generally convertible into common shares of the issuer after the common stock has exceeded a predetermined threshold for a specific time period. The issue concludes that these securities should be treated as convertible securities and included in a dilutive EPS calculation (if dilutive), regardless of whether the market price trigger has been met. This pronouncement is effective for all periods ending after December 15, 2004 and would be applied by retroactively restating previously reported EPS. The Company is currently evaluating the provisions of EITF 04-8 to determine the impact, if any, on its computation of EPS.

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


WE HAVE EXPERIENCED LOSSES OVER THE LAST FEW YEARS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

We have experienced losses of $8.5 million during the nine months ended September 30, 2004 and $3.5 million, $11.6 million and $6.7 million for twelve month periods ended December 31, 2003, 2002 and 2001, respectively.

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

SUBSTANTIALLY ALL OF OUR NET SALES COME FROM A SMALL NUMBER OF LARGE COMPANIES

In the nine months ended September 30, 2004, Samsung Electronics Company, Ltd., University of Albany, Hynix Semiconductor, Fujitsu, and HGST accounted for 69%, 10%, 9%, 6% and 4%, of revenues, respectively. In the quarter ended September 30, 2004, Samsung Electronics Company, Ltd., Hynix Semiconductor, and University of Albany accounted for 44%, 28% and 23% of revenues, respectively.

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

We rely on third parties to manufacture the components used in our products. Some of our suppliers are sole or limited source. Each of Genus' systems includes more than 1000 components supplied by over 300 suppliers. Of these two components accounting for 25% to 30% of the total system cost are single sourced. Genus estimates that it would take approximately six to 12 months to identify and qualify alternatives to these single source components. In addition, some of these suppliers are relatively small-undercapitalized companies that may have difficulties in raising sufficient funding to continue operations. There are risks associated with the use of independent suppliers, including unavailability of or delays in obtaining adequate supplies of components and potentially reduced control of quality, production costs and timing of delivery. We may experience difficulty identifying alternative sources of supply for certain components used in our products. In addition, the use of alternate components may require design alterations, which may delay installation and increase product costs. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by these third parties to adequately perform may impair our ability to offer our existing products, delay the submission of products for regulatory approval, and impair our ability to deliver products on a timely basis or otherwise impair our competitive position. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins. Our business, results of operations and financial condition would be adversely affected if we were unable to continue to obtain components in the quantity and quality desired and at the prices we have budgeted.

WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL OR INFLUENCE AND ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES

Export sales accounted for approximately 78% of our total net sales for the nine months ended September 30, 2004 versus 78% for the nine months ended September 30, 2003. Net sales to our South Korean-based customers accounted for approximately 78% of total net sales for the nine months ended September 30, 2004 and 2003.

Export sales accounted for approximately 77%, 72% and 93% of our total net sales in 2003, 2002 and 2001, respectively. Net sales to our South Korean-based customers accounted for approximately 68%, 56% and 73% of total net sales in 2003, 2002 and 2001, respectively. We anticipate that international sales, including sales to South Korea, will continue to account for a significant portion of our net sales. As a result, a significant portion of our net sales will be subject to risks, including:

- - unexpected changes in foreign law or regulatory requirements; - exchange rate volatility;
- - tariffs and other barriers;
- - political and economic instability; - military confrontation;
- - difficulties in accounts receivable collection; - extended payment terms;
- - difficulties in managing distributors or representatives; - difficulties in staffing our subsidiaries; - difficulties in managing foreign subsidiary operations; and - potentially adverse tax consequences.

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

ASMI filed a notice of appeal with the Federal Circuit on January 14, 2004. ASMI served its appeal brief on April 27, 2004. Genus' appeal brief was filed on June 7, 2004. Briefing on the appeal pending before the Federal Circuit was completed on July 12, 2004. Oral argument on the appeal was held on November 5, 2004.

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

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE AND THUS IMPACT THE RELIABILITY OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report on our internal control over financial reporting. Such report will contain an assessment by our management of the effectiveness of our internal control over financial reporting (including the disclosure of any material weakness) and a statement that our independent registered public accountants have attested to and reported on management's evaluation of such internal controls.

The Company does not expect to file an Annual Report on Form 10-K for the fiscal year ending December 31, 2004 based on our expectation that the merger with Aixtron will be consummated prior to the filing deadline for the Form 10-K. Genus stock will be exchanged for Aixtron American Depository Shares (ADSs) and our stock, which is currently listed under the ticker GGNS on the NASDAQ market will no longer be listed after the merger. As such, the Company will not be required to meet the requirements of section 404 of the Sarbanes-Oxley Act by December 31, 2004 and the Company has elected to significantly reduce the scope of its preparation and testing relating to Section 404. In the unlikely event the merger does not close timely, and the Company is required to file a Form 10-K for the current fiscal year, the Company may not have enough time to meet obligations under Section 404.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. While we feel that our key controls are currently effective, we face a significant challenge in ensuring our operations are designed in a manner that is consistent with the COSO framework of internal control. Although we are currently working towards completion of this effort to meet our year-end deadline, we cannot be certain that all internal control processes will be deemed effective based on COSO framework.

Our internal control over financial reporting may not be considered effective if, among others:

* any material weaknesses in our internal control over financial reporting exist
*    we fail to evaluate key controls in a timely fashion; or
*    we fail to remediate assessed deficiencies

Due to the number of controls to be examined, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls we cannot be certain that all of our controls will be considered effective by our management or, if considered effective by our management, that our independent registered public accountants assessment will conclude our control over internal controls over financial reporting are effective as of December 31, 2004.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accountants are unable to attest that our management's report is fairly stated or if they are unable to express an opinion on our management's evaluation. This may impact the reliability of our internal controls over financial reporting.

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

WE ARE OBLIGATED TO ISSUE SHARES OF OUR STOCK UNDER OUTSTANDING OPTIONS AND WARRANTS AND SUCH ISSUANCE WILL DILUTE YOUR PERCENTAGE OWNERSHIP IN GENUS

As of September 30, 2004, we had approximately of 3,740,186 shares of common stock underlying warrants and outstanding employee stock options. Of the stock options, 2,187,179 shares were exercisable as of September 30,2004. There were 118,449 warrants outstanding as of September 30, 2004. All of the shares underlying the warrants are currently exercisable. Some warrants have terms providing for an adjustment of the number of shares underlying the warrants in the event that we issue new shares at a price lower than the exercise price of the warrants, where we make a distribution of common stock to our shareholders or effect a reclassification.

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

THE STOCK PRICE OF GENUS AND GENUS' RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED IF THE MERGER WITH AIXTRON IS NOT COMPLETED.

Completion of the merger with Aixtron is subject to several closing conditions, including obtaining requisite regulatory and shareholder approvals, and Aixtron and Genus may be unable to obtain such approvals on a timely basis or at all. If the merger is not completed, the price of Genus common stock may decline to the extent that the current market price of Genus common stock reflects a market assumption that the merger will be completed. In addition, Genus' operations may be harmed to the extent that investors and others believe that Genus cannot effectively compete in the marketplace without the merger, or there is uncertainty surrounding the future direction of the product offerings and strategy of Genus on a standalone basis. Genus will also be required to pay significant costs incurred in connection with the merger, including legal, accounting and a portion of the financial advisory fees, whether or not the merger is completed. Moreover, under specified circumstances described in the merger agreement, Genus may be required to pay Aixtron a termination fee of $7 million in connection with the termination of the merger agreement. Additionally, in the event that Aixtron terminates the merger agreement under specified circumstances described in the merger agreement, Genus is required by an agreement in principle with Aixtron to grant Aixtron a personal, non-transferable and non-exclusive license or sublicense to certain ALD background technology owned or licensed by Genus and all inventions created pursuant to the agreement in principle based on its ALD background technology.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
- ------------------------------------------------------------------

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could seriously harm our financial results. All of our international sales, except spare parts and service sales made by our subsidiary in South Korea, are currently denominated in U.S. dollars. The spare parts and service sales of $6.8 million during the first nine months of 2004 was generated by the South Korean subsidiary and are denominated in Korean Won. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products. Reduced demand for our products could materially adversely affect our business, results of operations and financial condition.

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


ITEM 4. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are except as discussed in the following paragraph, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. Except as discussed in the following paragraph, there were no changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is continuing its evaluation of its internal controls and management has identified certain deficiencies. Areas requiring improvement include documentation of controls, timely account reconciliation, and controls and procedures in its subsidiaries. These matters have been discussed with the Company's Audit Committee, and the Company is in the process of making necessary improvements to enhance the reliability of its internal control over financial reporting.

The Company does not expect to file an Annual Report on Form 10-K for the fiscal year ending December 31, 2004 based on our expectation that the merger with Aixtron will be consummated prior to the filing deadline for the Form 10-K. Genus stock will be exchanged for Aixtron American Depository Shares (ADSs) and our stock, which is currently listed under the ticker GGNS on the NASDAQ market will no longer be listed after the merger. As such, the Company will not be required to meet the requirements of section 404 of the Sarbanes-Oxley Act by December 31, 2004 and the Company has elected to significantly reduce the scope of its preparation and testing relating to Section 404. In the unlikely event the merger does not close timely, and the Company is required to file a Form 10-K for the current fiscal year, the Company may not have enough time to meet obligations under Section 404.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


Refer to the Section entitled "Proposed merger with Aixtron Aktiengesellschaft" and "Contingencies" in Item 1, Part I of this Quarterly Report on Form 10-Q for the information required by this Item. Such information is incorporated by reference into this Item 1 of Part II of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit
No.       Description
- --------  -----------

    2.1 Agreement and Plan of Merger dated as of July 1, 2004 between Aixtron Aktiengesellschaft and Registrant (1)
    3.1   Second Amended and Restated Articles of Incorporation of
          Registrant as filed September 25, 2003   3.2  By-laws of Registrant,
          as amended (2)
    4.1   Registration Rights Agreement, dated January 17, 2002, as
          amended, amongst the Registrant and the Investors (3)
    4.2   Securities Purchase Agreement dated July 31, 2002 among the
          Company  and the Purchasers signatory thereto. (4)
    4.3   Resale Registration Rights Agreement dated August 14, 2002 among the Company and the Purchasers signatory thereto. (4)
    4.4   7% Convertible Subordinated Note Due 2005 dated August 14, 2002.
          (4)
    4.5   Stock  Purchase  and  Registration  Agreement dated  November 7,
          2003 (5)
   31.1   Certification of Chief Executive Officer pursuant to Exchange
          Act Rule 13a-14(a)
   31.2   Certification of Chief Financial Officer pursuant to Exchange
          Act Rule 13a-14(a)
   32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   (1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated July 2, 2004.
   (2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
   (3) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated January 25, 2002.
   (4) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated August 20, 2002.
   (5) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement of Form S-3 filed November
          26, 2003.

(b) Report on Form 8-K
On July 2, 2004, the Company filed a Current Report on Form 8-K announcing the Company's anticipated merger with Aixtron and included, as exhibits, copies of the Merger Agreement and the Agreement in Principle.

On July 28, 2004, the Company furnished, but did not file, a Current Report on Form 8-K which contained the Company's press release announcing its earnings for the fiscal quarter ended June 30, 2004.

GENUS, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9th, 2004
GENUS, INC.

          /s/  William W.R. Elder
          -------------------------
          William W.R. Elder, President,
          Chief Executive Officer and Chairman



          /s/  Shum Mukherjee
          --------------------
          Shum Mukherjee
          Chief Financial Officer
          (Principal Financial and Principal Accounting Officer)