Form 10-Q/A
period 2004-09-30
GENUS INC
filed 2005-02-08
CIK 837913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 0-17139

Genus, Inc.

(Exact name of registrant as specified in its charter)

CALIFORNIA	94-279080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1139 KARLSTAD DRIVE, SUNNYVALE, CALIFORNIA	94089
(Address of principal executive offices)	(Zip code)

(408) 747-7120

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No  ☐

As of November 1, 2004, the issuer had 39,780,475 shares of common stock outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004. This Form 10-Q/A is filed with the Securities and Exchange Commission (the “Commission”) solely for the purpose of supplementing or amending the sections of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as set forth below.

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded as of September 30, 2004 that our disclosure controls and procedures were effective such that information required to be disclosed in reports that we file under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized, and reported within the time periods specified in Securities Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act, we are in the process of conducting a thorough review of all of our internal control processes and procedures. To date, this review has highlighted a number of control deficiencies. Based on the work done to date, we do not currently believe that these control deficiencies, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting.

Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that our system of controls will succeed in achieving its stated goals under all conditions.

The Company does not expect to file an Annual Report on Form 10-K for the fiscal year ending December 31, 2004, based on our expectation that the merger with Aixtron will be consummated prior to the filing deadline for the Form 10-K. Genus stock will be exchanged for Aixtron American Depository Shares (ADSs) and our stock, which is currently listed under the ticker

GGNS on the NASDAQ market, will no longer be listed after the merger. As a result, we will not be subject to the attestation requirements of section 404 of the Sarbanes-Oxley Act as of December 31, 2004 and therefore we have elected to significantly reduce the scope of our preparation and testing relating to compliance with Section 404.

We have consulted with, and will continue to consult with our audit committee regarding the Company’s preparation for Section 404 of the Sarbanes-Oxley Act; in the event it becomes likely that the merger will be delayed or if the merger agreement is terminated, we will take the following actions:

•	Update our documentation of controls over all key cycles through December 31, 2004;

•	Complete management testing through December 31, 2004;

•	Complete our documentation and testing of the non control activity COSO components;

•	Complete assessment of the IT environment; and

•	Assess control deficiencies identified individually and in aggregate.

Given the reduced scope of our effort, we may need to engage additional independent consultants to assist us in meeting the requirements of Section 404.

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

GENUS, INC.

Date: February 8, 2005	By:	/s/ William W.R. Elder,
William W.R. Elder, President, Chief Executive Officer and Chairman

Date: February 8, 2005	By:	/s/ Shum Mukherjee
Shum Mukherjee Chief Financial Officer (Principal Financial and Principal Accounting Officer)